Form 10-Q
period 2020-09-30
Apollo Strategic Growth Capital
filed 2020-11-13
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39576

APOLLO STRATEGIC GROWTH CAPITAL

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0598290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor

New York, NY 10019

(Address of principal executive offices)

(212) 515-3200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.00005 par value, and one-third of one warrant	APSG.U	New York Stock Exchange
Class A ordinary shares	APSG	New York Stock Exchange
Warrants	APSG WS	New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No  ☐

As of November 12, 2020, 81,681,000 Class A ordinary shares, par value $0.00005 per share, and 21,562,500 Class B ordinary shares, par value $0.00005 per share, were issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

CONDENSED BALANCE SHEETS

	As of September 30, 2020	As of December 31, 2019
	(unaudited)
ASSETS
Current assets:
Prepaid expenses	$—	$1,854
Total current assets	—	1,854

Deferred offering costs	971,749	—
Total assets	$971,749	$1,854

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$625,839	$—
Advances from related parties	355,910	—
Total current liabilities	981,749	—

Total liabilities	981,749	—

Commitments and contingencies

Shareholder’s equity (deficit):
Preferred shares, $0.00005 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.00005 par value, 300,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.00005 par value, 60,000,000 shares authorized, 21,562,500 shares issued and outstanding (1)(2)	1,078	1,078
Additional paid-in capital	30,824	30,824
Accumulated deficit	(41,902)	(30,048)
Total shareholder’s equity (deficit)	(10,000)	1,854
Total liabilities and shareholder’s equity (deficit)	$971,749	$1,854

(1)	Includes up to 2,812,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4 and 6). The underwriters have 45 days from the date of the prospectus dated October 1, 2020 to exercise their over-allotment option. On November 10, 2020, the Company consummated the sale of additional units (the “Over-Allotment Units”) pursuant to the underwriters' partial exercise of their over-allotment option. See Note 7.

(2)	Share amounts as of September 30, 2020 and December 31, 2019 have been retroactively restated to account for the share split and subsequent share surrender as discussed in Note 4.

See accompanying notes to condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE	$—	$—	$—	$—

EXPENSES
Formation and operating costs	10,000	—	11,854	1,853
TOTAL EXPENSES	10,000	—	11,854	1,853

Net Loss	$(10,000)	$—	$(11,854)	$(1,853)

Weighted average shares outstanding of Class B common stock, basic and diluted (1)(2)	18,750,000	18,750,000	18,750,000	18,750,000
Basic and diluted net loss per share, Class B	$(0.00)	$0.00	$(0.00)	$(0.00)

(1)	Excludes up to 2,812,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4 and 6). The underwriters have 45 days from the date of the prospectus dated October 1, 2020 to exercise their over-allotment option. On November 10, 2020, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. See Note 7.

(2)	Share amounts for the three and nine months ended September 30, 2020 and 2019 been retroactively restated to account for the share split and subsequent share surrender as discussed in Note 4.

See accompanying notes to condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(unaudited)

For the nine months ended September 30, 2020

	Class B Ordinary Shares (1) (2)		Additional Paid-in	Accumulated	Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	21,562,500	$1,078	$30,824	$(30,048)	$1,854

Net loss	—	—	—	(11,854)	(11,854)
Balance as of September 30, 2020	21,562,500	$1,078	$30,824	$(41,902)	$(10,000)

For the three months ended September 30, 2020

	Class B Ordinary Shares (1) (2)		Additional Paid-in	Accumulated	Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	21,562,500	$1,078	$30,824	$(31,902)	$—

Net loss	—	—	—	(10,000)	(10,000)
Balance as of September 30, 2020	21,562,500	$1,078	$30,824	$(41,902)	$(10,000)

(1)	Includes up to 2,812,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4 and 6). The underwriters have 45 days from the date of the prospectus dated October 1, 2020 to exercise their over-allotment option. On November 10, 2020, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. See Note 7.

(2)	Share amounts as of September 30, 2020, June 30, 2020 and December 31, 2019 have been retroactively restated to account for the share split and subsequent share surrender as discussed in Note 4.

See accompanying notes to condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(unaudited)

For the nine months ended September 30, 2019

	Class B Ordinary Shares (1) (2)		Additional Paid-in	Accumulated	Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2018	21,562,500	$1,078	$27,117	$(28,195)	$—

Capital contributions	—	—	3,707	—	3,707

Net loss	—	—	—	(1,853)	(1,853)
Balance as of September 30, 2019	21,562,500	$1,078	$30,824	$(30,048)	$1,854

For the three months ended September 30, 2019

	Class B Ordinary Shares (1) (2)		Additional Paid-in	Accumulated	Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2019	21,562,500	$1,078	$28,970	$(30,048)	$—

Capital contributions	—	—	1,854	—	1,854

Net loss	—	—	—	—	—
Balance as of September 30, 2019	21,562,500	$1,078	$30,824	$(30,048)	$1,854

(1)	Includes up to 2,812,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4 and 6). The underwriters have 45 days from the date of the prospectus dated October 1, 2020 to exercise their over-allotment option. On November 10, 2020, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. See Note 7.

(2)	Share amounts for the three and nine months ended September 30, 2019, June 30, 2019 and December 19, 2018 have been retroactively restated to account for the share split and subsequent share surrender as discussed in Note 4.

See accompanying notes to condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(11,854)	$(1,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related parties	10,000	3,707
Changes in operating assets and liabilities:
Prepaid expenses	1,854	(1,854)
Net Cash Used In Operating Activities	—	—

Net change in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of non-cash financing activities:
Operating costs paid by related party which were charged to additional paid-in capital	$—	$3,707
Deferred offering costs included in accrued offering costs	$625,839	$—
Deferred offering costs paid by related party	$345,910	$—

See accompanying notes to condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

Notes to CONDENSED Financial Statements

1. Description of Organization and Business Operations

Organization and General

Apollo Strategic Growth Capital (formerly known as APH III (Sub I), Ltd.) (the “Company”, “we”, “us” or “our”) was initially incorporated in the Cayman Islands on October 10, 2008 under the name of APH III (Sub I), Ltd. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On August 6, 2020, the Company formally changed its name to Apollo Strategic Growth Capital.

At September 30, 2020, the Company had not commenced any operations. All activity for the period from January 1, 2018 through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. On October 6, 2020, the Company closed its Initial Public Offering (See Note 3 and Note 7). The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering.

Sponsor and Financing

The Company’s sponsor is APSG Sponsor, L.P., a Cayman Islands limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $750,000,000 Initial Public Offering of Units (as defined in Note 3 below) and the $17,000,000 private placement (Note 4). Upon the closing of the Initial Public Offering and the private placement on October 6, 2020, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). As of the date of this filing, the underwriters have yet to exercise their over-allotment option. On November 10, 2020, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters' partial exercise of their over-allotment option. See Note 7.

Trust Account

The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Upon closing of the Initial Public Offering on October 6, 2020, the proceeds of the Initial Public Offering of $750,000,000 were held in cash and subsequently invested in U.S. government securities, as specified above.

The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay its tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering but have not completed the Initial Business Combination within such 24-month period (the “Completion Window”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a shareholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to make Permitted Withdrawals. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to make Permitted Withdrawals (less up to $100,000 of such net interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of ordinary share, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of October 6, 2020, due to the consummation of the Initial Public Offering, the Company had investments held in the Trust Account of $750,000,000 consisting of cash and subsequently invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

As of September 30, 2020, the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or one year from the date of issuance of these financial statements. On October 20, 2020, the Sponsor executed a second promissory note (the “October Note”) with a principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note. Upon closing of the Initial Public Offering on October 6, 2020, the Company had investments held in the Trust Account of $750,000,000 consisting of cash and subsequently invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete its Initial Business Combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete the Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an Initial Business Combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price, or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing.

The Company has until October 6, 2022 to complete an Initial Business Combination. If the Company is unable to complete an Initial Business Combination by October 6, 2022, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event the Company does not complete an Initial Business Combination by October  6, 2022 and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30, 2020 and December 31, 2019.

Deferred Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. At September 30, 2020 and December 31, 2019, the Company had deferred offering costs of $971,749 and $0, respectively. Upon completion of the Initial Public Offering on October 6, 2020, offering costs of $2,291,710 together with the underwriter discount of $41,250,000, were charged to additional paid-in capital.

Income Taxes

FASB ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. Weighted average shares were reduced for the effect of an aggregate of 2,812,500 ordinary shares that will be surrendered to the Company if the over-allotment option is not exercised by the underwriters. The underwriters have 45 days from the date of the prospectus dated October 1, 2020 to exercise their over-allotment option. On November 10, 2020, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters' partial exercise of their over-allotment option. See Note 7. At September 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Initial Public Offering

On October 6, 2020, the Company sold 75,000,000 units at a price of $10.00 per unit (the “Units”), generating gross proceeds of $750,000,000, and incurring offering costs of $43,541,710, inclusive of $26,250,000 in deferred underwriting commissions.

Each Unit consists of one share of the Company’s Class A ordinary shares, $0.00005 par value, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. The Warrants sold as part of the Units (the “Public Warrants”) will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

The Company granted the underwriters a 45-day option expiring on November 15, 2020 to purchase up to 11,250,000 additional Units to cover any over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. The Units that will be issued in connection with the exercise of the over-allotment option are identical to the Units issued in the Initial Public Offering. On November 10, 2020, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters' partial exercise of their over-allotment option. See Note 7.

The Company paid an underwriting discount of 2.0% of the per Unit offering price, or $15,000,000 in the aggregate, to the underwriters at the closing of the Initial Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds, or $26,250,000, payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

4. Related Party Transactions

Founder Shares

In October 2008, the Company was formed by Apollo Principal Holdings III, L.P. (“Holdings”), at which point, one ordinary share was issued in exchange for the payment of operating and formation expenses of the Company. In August 2020, Holdings transferred its ownership in the Company, consisting of one ordinary share, to the Sponsor for no consideration. On August 6, 2020, the Company completed a share split of its ordinary shares and, as a result, 28,750,000 of the Company’s Class B ordinary shares were outstanding (the “Founder Shares”). On September 16, 2020, the Sponsor surrendered 7,187,500 ordinary shares, thereby effecting a 1.33333:1 share recapitalization, and, as a result, 21,562,500 of the Company's Founder Shares were outstanding. The share amounts have been retroactively restated to account for the share split. The initial shareholders have agreed to forfeit up to 2,812,500 Class B ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company's issued and outstanding shares after the Initial Public Offering.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares are Class B ordinary shares which automatically convert into Class A ordinary shares at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The number of Founder Shares issued in the share split was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 86,250,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the issued and outstanding ordinary shares after the Initial Public Offering. If the Company increases or decreases the size of the Initial Public Offering, the Company will effect a share dividend or share contribution (or other similar action) back to capital, as applicable, immediately prior to the completion of the Initial Public Offering in such amount as to maintain the Founder Shares at a number equal to 20% of the issued and outstanding ordinary shares after the Initial Public Offering.

The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

In September 2020, 25,000 Founder Shares were transferred to each of the Company’s three independent directors at a purchase price of $0.00087 per share. The independent directors paid $65.25 in the aggregate for the 75,000 shares to the Sponsor.

Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,333,334 Warrants (the “Private Placement Warrants”) at a price of $1.50 per whole warrant ($17,000,000 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On August 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note bears interest at a rate of 0.17% per annum and is payable on the earlier of March 31, 2021 or the closing date of the Initial Public Offering. As of September 30, 2020 and December 31, 2019, the Company had not borrowed on the Note. Upon the close of the Initial Public Offering on October 6, 2020, the Note expired.

On October 20, 2020, the Sponsor executed a second promissory note (the “October Note”) to loan the Company an aggregate principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note.

Advances from Related Parties

Affiliates of the Sponsor paid certain formation, operating and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the period from October 10, 2008 (inception) through September 30, 2020, the related parties paid $355,910 of offering costs and other expenses on behalf of the Company. As of September 30, 2020 and December 31, 2019, there was $355,910 and $0 due to the related parties, respectively.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

5. Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option expiring on November 15, 2020 to purchase up to 11,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 10, 2020, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters' partial exercise of their over-allotment option. See Note 7.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $26,250,000 (or $30,187,500 if the over-allotment option is exercised in full) in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Shareholder’s Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00005 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019 there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 300,000,000 Class A ordinary shares and 60,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of completion of an Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initail Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of September 30, 2020 and December 31, 2019, there were 21,562,500 Class B ordinary shares issued and outstanding. Of the 21,562,500 Class B ordinary shares outstanding, up to 2,812,500 Class B ordinary shares are subject to forfeiture to the Company by the initial shareholders for no consideration to the extent that the underwriters' over-allotment option is not exercised in full or in part, so that the number of Class B ordinary shares will collectively equal 20% of the Company's issued and outstanding ordinary shares after the Initial Public Offering.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption;

•	if, and only if, the last reported closing price of the Company’s ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on a the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and a current prospectus relating to those ordinary shares is available throughout the 30-day trading period referred to above.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of the ordinary shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete an Initial Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

7. Subsequent Events

On October 6, 2020, the Company consummated the Initial Public Offering of 75,000,000 Units generating gross proceeds of $750,000,000 which is described in Note 3. The Sponsor purchased an aggregate of 11,333,334 Warrants at a purchase price of $1.50 per Warrant, or approximately $17,000,000 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering.

On October 20, 2020, the Sponsor executed the October Note to loan the Company an aggregate principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note.

On November 10, 2020, the Company consummated the sale of 6,681,000 Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $66,810,000. Substantially concurrently with the closing of the sale of 6,681,000 Over-Allotment Units, the Company consummated the private sale of an additional 890,800 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $1,336,200. Following the closing of the over-allotment option and sale of additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $816,810,000, including approximately $28,588,350 of the underwriters’ deferred discount, was held in the Trust Account.

Management has evaluated subsequent events and transactions that occurred through the date the financial statements were available to be issued. Other than as noted above, management did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Apollo Strategic Growth Capital. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to APSG Sponsor, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the registration statement on Form S-1, initially filed with the SEC on September 16, 2020 (File No. 333-248847) (the “Registration Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Cayman Islands incorporated and exempted blank check company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital equity, debt or a combination of cash, equity and debt.

The issuance of additional ordinary shares in an Initial Business Combination:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
•	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the equity ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our ordinary shares;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020 and 2019, we had a net loss of $10,000 and $0, respectively, which consists of formation and operating costs.

For the nine months ended September 30, 2020 and 2019, we had a net loss of $11,854 and $1,853, respectively, which consists of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $0, a working capital deficit of $981,749 and an accumulated deficit of $41,902.

We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that we have access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or one year from the date of issuance of these financial statements. On October 20, 2020, the Sponsor executed the October Note to loan the Company an aggregate principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note.

On October 6, 2020, we consummated the Initial Public Offering of 75,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $750,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,334 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $17,000,000.

Upon closing of the Initial Public Offering on October 6, 2020, the proceeds of the Initial Public Offering of $750,000,000 were held in cash and subsequently invested in U.S. government securities. We incurred $42,450,000 in transaction costs, including $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees and $1,200,000 of other costs.

On November 10, 2020, the Company consummated the sale of 6,681,000 Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $66,810,000. Substantially concurrently with the Over-Allotment Closing, the Company consummated the private sale of an additional 890,800 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $1,336,200. Following the Over-Allotment Closing, a total of $816,810,000, including approximately $28,588,350 of the underwriters’ deferred discount, was held in the Trust Account.

We intend to use substantially all of the funds deposited in the Trust Account upon close of the Initial Public Offering, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the initial shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $16,667 for office space, administrative and support services to the Company. We began incurring these fees on October 2, 2020 and will continue to incur these fees monthly for up to 27 months until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $26,250,000 (or $30,187,500 if the underwriters’ over-allotment option is exercised in full) in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 6, 2020, we consummated the Initial Public Offering of 75,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $750,000,000. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC acted as joint bookrunners of the offering. The securities in the offering were registered under the Securities Act on the Registration Statement. The Securities and Exchange Commission declared the Registration Statement effective on October 1, 2020.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 11,333,334 Private Placement Warrants to APSG Sponsor, L.P. at a price of $1.50 per warrant, generating total proceeds of $17,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of an Initial Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $750,000,000 was placed in the Trust Account.

We paid a total of $15,000,000 in underwriting discounts and commissions and $1,200,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $26,250,000 (or $30,187,500 if the underwriters’ over-allotment option is exercised in full) in underwriting discounts and commissions.

On November 10, 2020, the Company consummated the sale of 6,681,000 Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $66,810,000. Substantially concurrently with the Over-Allotment Closing, the Company consummated the private sale of an additional 890,800 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $1,336,200. Following the Over-Allotment Closing, a total of $816,810,000, including approximately $28,588,350 of the underwriters’ deferred discount, was held in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association of Apollo Strategic Growth Capital (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39576) filed with the Securities and Exchange Commission on October 6, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248847), filed with the Securities and Exchange Commission on September 25, 2020).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248847), filed with the Securities and Exchange Commission on September 25, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248847), filed with the Securities and Exchange Commission on September 25, 2020).
10.1	Private Placement Warrants Purchase Agreement, dated September 30, 2020, between Apollo Strategic Growth Capital and APSG Sponsor, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-39576) filed with the Securities and Exchange Commission on October 6, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Strategic Growth Capital

Date: November 12, 2020	By:	/s/ Sanjay Patel
	Name:	Sanjay Patel
	Title:	Chief Executive Officer and Director

Date: November 12, 2020	By:	/s/ James Crossen
	Name:	James Crossen
	Title:	Chief Financial Officer and Secretary

