Form 10-K/A
period 2020-12-31
Apollo Strategic Growth Capital
filed 2021-06-21
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of June 21, 2021, there were 81,681,000 Class A ordinary shares, $0.00005 par value, and 20,420,250 Class B ordinary shares, $0.00005 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

Apollo Strategic Growth Capital (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1”, the “Amendment or this “Annual Report”), to amend our Annual Report on Form 10-K  for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Filing”), to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statement as of October 6, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”). The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the Staff Statement, subsequent to the filing of the Original Financial Statements (see Note 2 and Note 7 of the notes to the financial statements included herein for more details on the impact of the restatement on our financial statements).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity-linked financial instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in fair value from the prior period in the Company’s operating results for the current period.

As a result, on May 16, 2021, the audit committee of the Company (the “Audit Committee”), based on the recommendation of and after consultation with management, concluded that its audited financial statements as of and for the year ended December 31, 2020, as reported in the Original Filing, should no longer be relied upon based on the reclassification of warrants as described above. Similarly, the related Report of Independent Registered Public Accounting Firm dated March 30, 2021 on the financial statements as of and for the year ended December 31, 2020 should no longer be relied upon. The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The Company has not amended its Original Financial Statements for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 and Note 7 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

Following the issuance of the Staff Statement and in connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants described above.

The material weakness is more fully described in Item 9A: Controls and Procedure, contained herein.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors
•	Part II – Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part II – Item 9A. Controls and Procedures.
•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after March 30, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Our warrants included in the units, our private placement warrants and any warrants issued to our sponsor upon conversion of loans will be accounted for as a liability and any change in value will be required to be reflected in quarterly and annual financial statements, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”). In the Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants included in units and private placement warrants may result in the classification of these financial instruments as a liability as opposed to equity. We reviewed the Staff Statement and will account for the 39,451,134 Warrants issued in connection with our Initial Public Offering (including the 27,227,000 Warrants sold as part of the Units in the Initial Public Offering and the 12,224,134 Private Placement Warrants) and any Warrants issued to our Sponsor upon conversion of loans in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (ASC 815-40). Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, we will classify each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company (“SPAC”) that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the Staff Statement, our management concluded that, in light of the Staff Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

The Company incurred approximately $47,216,264 of offering costs in connection with the Initial Public Offering, including $16,336,200 of underwriting fees, $28,588,350 of deferred underwriting fees and $800,877 of other costs. In addition, $2,344,508 of costs were allocated to the Public Warrants and Private Warrants and were included in the statement of operations as a component of other income/(expense). There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated October 1, 2020, which was filed with the SEC.

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

For the year ended December 31, 2020, we had a net loss of $19,641,760, which consists of operating costs of $583,283, interest expense of $414, warrant related expenses of $2,344,508 and a change in fair value of the derivative warrant liabilities of $16,889,088 offset by interest income on marketable securities held in the trust account of $175,533.

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

For the year ended December 31, 2020, cash used in operating activities was $2,441,248. Net loss of $19,641,760 was offset primarily by transaction costs allocable to warrants of $2,344,508 and the change in fair value of the derivative warrant liabilities of $16,889,088. Changes in operating assets and liabilities used $1,885,158 of cash from operating activities.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the Staff Statement. The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

In consideration of the Staff Statement, the Company’s management further evaluated the Warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s management concluded that the Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the Company’s management also concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25. Accordingly, management of the Company concluded that the warrants are precluded from equity classification.

As a result of the above, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s restatement of its October 6, 2020 audited balance sheet (the “Restatement”) to reclassify the Company’s derivative instruments as liabilities, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

Following this issuance of the Staff Statement, our management concluded that, in light of the Staff Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.
Exhibit Number	Description
3.1*	Second Amended and Restated Memorandum and Articles of Association.
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 25, 2020).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on September 25, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 25, 2020).
4.4	Warrant Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
4.5*	Description of Securities.
10.1*	Promissory Note, dated October 20, 2020, by and between Apollo Strategic Growth Capital as the maker and APSG Sponsor L.P. as the payee.
10.2	Letter Agreement, dated October 1, 2020, among the Company, its officers and directors and APSG Sponsor, L.P. (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.3	Investment Management Trust Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.4	Registration Rights Agreement, dated October 1, 2020, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.5	Private Placement Warrants Purchase Agreement, dated September 30, 2020, between the Company and APSG Sponsor, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.6	Indemnification Agreement, dated October 1, 2020, between the Registrant and Scott Kleinman (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.7	Indemnification Agreement, dated October 1, 2020, between the Registrant and Sanjay Patel (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.8	Indemnification Agreement, dated October 1, 2020, between the Registrant and James Crossen (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.9	Indemnification Agreement, dated October 1, 2020, between the Registrant and Jennifer Fleiss (incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.10	Indemnification Agreement, dated October 1, 2020, between the Registrant and Mitch Garber (incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.11	Indemnification Agreement, dated October 1, 2020, between the Registrant and James H. Simmons III (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
10.12	Administrative Services Agreement, dated October 1, 2020, between the Company and APSG Sponsor, L.P. (incorporated by reference to the Exhibit 10.11 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Item 16.	Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 21th day of June, 2021.

APOLLO STRATEGIC GROWTH CAPITAL
By:	/s/ James Crossen
Name: James Crossen
Title: Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sanjay Patel Sanjay Patel	Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2021

/s/ James Crossen James Crossen	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	June 21, 2021

/s/ Scott Kleinman Scott Kleinman	Director	June 21, 2021

/s/ Jennifer Fleiss Jennifer Fleiss	Director	June 21, 2021

/s/ Mitch Garber Mitch Garber	Director	June 21, 2021

/s/ James H. Simmons James H. Simmons	Director	June 21, 2021

APOLLO STRATEGIC GROWTH CAPITAL

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

June 21, 2021

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(restated)
ASSETS
Current assets:
Cash	$257,872	$—
Prepaid expenses	1,125,255	1,854
Total current assets	1,383,127	1,854

Investment held in Trust Account	816,985,533	—

Total Assets	$818,368,660	$1,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$383,164	$—
Advances from related party	373,517	—
Note payable - Sponsor	1,500,000	—
Total current liabilities	2,256,681	—

Derivative warrant liability	74,642,310	—
Deferred underwriting commissions	28,588,350	—

Total liabilities	105,487,341	—

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 70,788,131 and 0 shares at December 31, 2020 and 2019, respectively (at approximately $10.00 per share)	707,881,310	—

Shareholders’ Equity:
Preferred shares, $0.00005 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.00005 par value, 300,000,000 shares authorized, 10,892,869 and 0 shares issued and outstanding (excluding 70,788,131 and 0 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	545	—
Class B ordinary shares, $0.00005 par value, 60,000,000 shares authorized, 20,420,250 shares issued and outstanding at December 31, 2020 and 2019	1,021	1,021
Additional paid-in capital	24,670,251	30,881
Accumulated deficit	(19,671,808)	(30,048)
Total shareholders’ equity	5,000,009	1,854
Total Liabilities and Shareholders’ Equity	$818,368,660	$1,854

See accompanying notes to financial statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
	(restated)

REVENUE	$—	$—

EXPENSES
Administrative fee – related party	46,669	—
General and administrative expenses	536,614	1,853

TOTAL EXPENSES	583,283	1,853

OTHER INCOME (EXPENSE)
Interest expense	(414)	—
Investment income from Trust Account	175,533	—
Transaction costs allocable to warrant liability	(2,344,508)	—
Change in fair value of derivative warrants	(16,889,088)	—

TOTAL OTHER EXPENSE	(19,058,477)	—

Net loss	$(19,641,760)	$(1,853)

Weighted average shares outstanding of Class A ordinary shares	78,961,988	—
Basic and diluted net income per share, Class A	$0.00	$—

Weighted average shares outstanding of Class B ordinary share	18,983,377	18,750,000
Basic and diluted net loss per share, Class B	$(1.04)	$(0.00)

See accompanying notes to financial statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2019	—	$—	21,562,500	$1,078	$27,117	$(28,195)	$—

Capital contributions	—	—	—	—	3,707	—	3,707

Net loss	—	—	—	—	—	(1,853)	(1,853)

Balance as of December 31, 2019	—	$—	21,562,500	$1,078	$30,824	$(30,048)	$1,854

Sales of Units in Public Offering, less fair value of public warrants, net of offering costs	81,681,000	4,084	—	—	732,188,182	—	732,192,266

Excess of proceeds received over fair value of private warrant liabilities	—	—	—	—	328,959	—	328,959

Forfeiture of Class B ordinary shares by Sponsor			(1,142,250)	(57)	57

Class A ordinary stock shares subject to possible redemption	(70,788,131)	(3,539)	—	—	(707,877,771)	—	(707,881,310)

Net loss	—	—	—	—	—	(19,641,760)	(19,641,760)

Balance as of December 31, 2020 (restated)	10,892,869	$545	20,420,250	$1,021	$24,670,251	$(19,671,808)	$5,000,009

See accompanying notes to financial statements.

APOLLO STRATEGIC GROWTH CAPITAL
(formerly known as APH III (Sub I), Ltd.)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
	(restated)
Cash Flows From Operating Activities:
Net loss	$(19,641,760)	$(1,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(175,533)	—
Formation and organization costs paid by related parties	27,607	3,707
Costs associated with warrant liabilities	2,344,508	—
Gain on change in fair value of derivative liabilities	16,889,088	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,123,401)	(1,854)
Accounts payable and accrued expenses	(761,757)	—
Net Cash Used In Operating Activities	(2,441,248)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(816,810,000)	—
Net Cash Used In Investing Activities	(816,810,000)	—

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering	816,810,000	—
Proceeds from sale of Private Placement Warrants	18,336,200	—
Payment of underwriter commissions	(16,336,200)	—
Payment of offering costs	(800,880)	—
Proceeds from Sponsor note	1,500,000
Net Cash Provided By Financing Activities	819,509,120	—

Net change in cash	257,872	—

Cash at beginning of year	—	—

Cash at end of year	$257,872	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Public Offering	$28,588,350	$—
Change in value of Class A ordinary shares subject to possible redemption	$782,523,620	$—
Operating costs paid by related party which were charged to additional paid-in capital	$345,910	$3,707
Initial classification of fair value of Public warrants	$39,745,978	$—
Accrued offering costs which were charged to additional paid-in capital	$1,144,924	$—

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

Sponsor and Public Offering

On October 6, 2020, the Company consummated the Public Offering of 75,000,000 Units, $0.00005 par value at a price of $10 per unit (the “Units”) generating gross proceeds of $750,000,000 which is described in Note 3. APSG Sponsor, L.P., a Cayman Islands limited partnership (the “Sponsor”), purchased an aggregate of 11,333,334 Warrants (“Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $17,000,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering. Upon the closing of the Public Offering and the private placement on October 6, 2020, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). Transaction costs amounted to $42,050,877 consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees payable (which are held in Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $800,877 of Public Offering costs. These costs were charged to additional paid-in capital upon completion of the Public Offering. As described in Note 3, the $26,250,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by October 6, 2022. In addition, $2,344,508 of costs were allocated to the Public Warrants and Private Warrants and were included in the statement of operations as a component of other income/(expense).

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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2020, the Company had investments held in the Trust Account of $816,985,533 consisting principally of U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

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

The Company is required to complete an Initial Business Combination within the Completion Window. If the Company is unable to complete an Initial Business Combination within the Completion Window the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event the Company does not complete an Initial Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.

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

Recent Developments

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (the “SEC”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”). The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

As a result, the Company evaluated the accounting treatment for its outstanding Warrants (as defined in Note 2) and concluded that it is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the value from the prior period in the Company's operating results for the current period. The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

2. Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants (the “Warrant Agreement”) includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the Warrant Agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the Staff Statement. Specifically, the Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement.

In consideration of the Staff Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, “Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of October 6, 2020 and December 31, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of October 6, 2020
Warrant liabilities	$—	$53,190,134	$53,190,134
Total Liabilities	27,750,831	53,190,134	80,940,965
Class A ordinary shares subject to possible redemption	718,448,280	(53,190,134)	665,258,150
Class A ordinary shares	158	266	424
Additional paid-in capital	5,040,676	2,152,011	7,192,687
Accumulated deficit	(41,902)	(2,152,281)	(2,194,183)
Total shareholders’ equity	5,000,010	(4)	5,000,006

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 31, 2020
Warrant liabilities	$—	$74,642,310	$74,642,310
Total Liabilities	30,845,034	74,642,310	105,487,341
Class A ordinary shares subject to possible redemption	782,523,620	(74,642,310)	707,881,310
Class A ordinary shares	171	374	545
Additional paid-in capital	5,437,026	19,233,225	24,670,251
Accumulated deficit	(438,212)	(19,233,596)	(19,671,808)
Total shareholders’ equity	5,000,006	3	5,000,009

Statement of operations as of December 31, 2020
Transaction costs allocable to warrant liability	$—	$(2,344,508)	$(2,344,508)
Change in fair value of derivative warrants	—	(16,889,088)	(16,889,088)
Total other income (expense)	(175,119)	(19,233,596)	(19,233,596)
Net loss	(408,164)	(19,233,596)	(19,233,596)

Statement of cash flows as of December 31, 2020
Net loss	$(408,164)	$(19,233,596)	$(19,233,596)
Transaction costs allocable to warrant liability	—	(2,344,508)	(2,344,508)
Change in fair value of derivative warrants	—	(16,889,088)	(16,889,088)

3. Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $800,877 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $44,924,550, were charged to additional paid-in capital upon completion of the Public Offering and exercise of the underwriters’ overallotment option. In addition, $2,344,508 of costs allocated to the Public Warrants and Private Warrants were included in the statement of operations as a component of other income/(expense).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, the shares of Class A ordinary shares subject to possible redemption in the amount of $707,881,310 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. At December 31, 2019, there were no Class A ordinary shares subject to redemption.

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

The Company’s statements of operations include a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net loss per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (February 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

4. Public Offering

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

5. Related Party Transactions

Founder Shares

In October 2008, the Company was formed by Apollo Principal Holdings III, L.P. (“Holdings”), at which point, one ordinary share was issued in exchange for the payment of operating and formation expenses of the Company. In August 2020, Holdings transferred its ownership in the Company, consisting of one ordinary share, to the Sponsor for no consideration. On August 6, 2020, the Company completed a share split of its ordinary shares and, as a result, 28,750,000 of the Company’s Class B ordinary shares were outstanding (the “Founder Shares”). In September 2020, 25,000 Founder Shares were transferred to each of the Company’s three independent directors at a purchase price of $0.00087 per share. The independent directors paid $65.25 in the aggregate for the 75,000 shares to the Sponsor. On September 16, 2020, the Sponsor surrendered 7,187,500 ordinary shares, thereby effecting a 1.33333:1 share recapitalization, and, as a result, 21,562,500 of the Company's Founder Shares were outstanding. As a result of the underwriters' election to partially exercise their overallotment option, in November 2020, the Sponsor forfeited 1,142,250 Class B ordinary shares. All share and per share amounts are retroactively reflected in the accompanying financial statements.

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

Administrative Services Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $46,669 for such expenses under the administrative services agreement for the year ended December 31, 2020. As of December 31, 2020, the outstanding fees of $46,669 were in accounts payable and accrued expenses on the balance sheets.

6. Commitments and Contingencies

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

7. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00005 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 300,000,000 shares of Class A ordinary shares and 60,000,000 shares of Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2020, there were 81,681,000 Class A ordinary shares, including 70,788,131 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). As of December 31, 2020, there were 20,420,250 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 1,142,250 Class B ordinary shares in November 2020; and (ii) the surrender of 7,187,500 Class B ordinary shares in September 2020.

8. Warrants

As of December 31, 2020, there were 39,451,134 warrants outstanding (12,224,134 Private Warrants and 27,227,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

The Company accounts for the 39,451,134 warrants issued in connection with the Public Offering (including 27,227,000 Public Warrants and 12,224,134 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Upon issuance of the derivative warrants the Company recorded a liability of $57,753,222 on the balance sheet.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Proposed Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation for the Public Warrants and a modified Black Scholes model for the Private Warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

9. Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Level	December 31, 2020	December 31, 2019

Description
Assets:		$—	$—
Marketable securities held in Trust Account	1	816,985,533	—

Liabilities: Warrant Liability – Private Placement Warrants	3	23,455,550	—
Warrant Liability – Public Warrants	1	51,186,760	—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

At December 31, 2020, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. Since the Public Warrants are publicly traded as of the December 31, 2020, the Company relied upon the implied volatility of the Public Warrants and the closing stock price at December 31, 2020 to estimate the volatility for the Private Placement Warrants. At December 31, 2020, the Private Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2020:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2019	$-
Derivative liabilities recorded on issuance of derivative warrants	57,753,222
Transfer to Level 1	(39,745,978)
Change in fair value of derivative liabilities	5,448,306
Balance, December 31, 2020	$23,455,550

The fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	October 6, 2020	December 31, 2020
Risk-free interest rate	0.43%	0.49%
Expected life of grants	6 years	5.9 years
Expected volatility of underlying shares	10-30%	10-30%
Dividends	0%	0%

As of December 31, 2020 and 2019, the derivative liability was $74,642,310 and $0, respectively. In addition, for the year ended December 31, 2020, the Company recorded $16,889,088 as a loss on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Warrants, the Company charge to additional paid in capital of $328,956 for the excess of proceeds received over fair value of private warrant liabilities.

10. Subsequent Events

Management has evaluated subsequent events and transactions that occurred through the date the financial statements were available to be issued. Other than as noted above, management did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.