Form 10-Q
period 2021-03-31
Apollo Strategic Growth Capital
filed 2021-06-21
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

(212) 515-3200
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.00005 par value, and one-third of one warrant	APSG.U	New York Stock Exchange
Class A ordinary share	APSG	New York Stock Exchange
Warrants included as part of the units	APSG WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	◻
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of June 21, 2021, there were 81,681,000 Class A ordinary shares, par value $0.00005 per share, and 20,420,250 Class B ordinary shares, par value $0.00005 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.).

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$331,541	$257,872
Prepaid expenses	975,081	1,125,255
Total current assets	1,306,622	1,383,127
Investments held in Trust Account	817,127,050	816,985,533
Total assets	$818,433,672	$818,368,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,519,383	$383,164
Advances from related party	4,222	373,517
Note payable - Sponsor	2,300,000	1,500,000
Total current liabilities	6,823,605	2,256,681
Derivative warrant liabilities	49,857,252	74,642,310
Deferred underwriting compensation	28,588,350	28,588,350
Total liabilities	85,269,207	105,487,341

Class A ordinary shares subject to possible redemption (72,816,446 and 70,788,131 shares at approximately $10.00 per share as of March 31, 2021 and December 31, 2020, respectively)	728,164,460	707,881,310

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.00005 par value, 300,000,000 shares authorized, 8,864,554 and 10,892,869 shares issued and outstanding (excluding 72,816,446 and 70,788,131 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	443	545
Class B ordinary shares, $0.00005 par value, 60,000,000 shares authorized, 20,420,250 shares issued and outstanding	1,021	1,021
Additional paid-in capital	4,387,203	24,670,251
Retained earnings (accumulated deficit)	611,338	(19,671,808)
Total shareholders’ equity	5,000,005	5,000,009
Total liabilities and shareholders’ equity	$818,433,672	$818,368,660

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
REVENUE	$—	$—

EXPENSES
Administrative fee – related party	50,647	—
General and administrative	4,592,167	1,854
TOTAL EXPENSES	4,642,814	1,854

OTHER INCOME (EXPENSES)
Investment income from Trust Account	141,517	—
Interest expense	(615)	—
Change in fair value of derivative warrant liabilities	24,785,058	—
TOTAL OTHER INCOME (EXPENSES) - NET	24,925,960	—

Net income (loss)	$20,283,146	$(1,854)

Weighted average number of Class A ordinary share outstanding, basic and diluted	81,681,000	—
Basic and diluted net income per Class A ordinary share	$—	$—

Weighted average number of Class B ordinary share outstanding, basic and diluted	20,420,250	18,750,000
Basic and diluted net income (loss) per Class B ordinary share	$0.99	$(0.00)

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	10,892,869	$545	20,420,250	$1,021	$24,670,251	$(19,671,808)	$5,000,009

Change in Class A ordinary shares subject to possible redemption	(2,028,315)	(102)	—	—	(20,283,048)	—	(20,283,150)

Net income	—	—	—	—	—	20,283,146	20,283,146

Balance as of March 31, 2021	8,864,554	$443	20,420,250	$1,021	$4,387,203	$611,338	$5,000,005

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	—	$—	21,562,500	$1,021	$30,881	$(30,048)	$1,854

Net loss	—	—	—	—	—	(1,854)	(1,854)

Balance as of March 31, 2020	—	$—	21,562,500	$1,021	$30,881	$(31,902)	$—

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$20,283,146	$(1,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(141,517)	—
Change in fair value of derivative warrant liabilities	(24,785,058)	—
Changes in operating assets and liabilities:
Prepaid expenses	150,174	(1,854)
Accounts payable and accrued expenses	4,138,691	—
Net Cash Used In Operating Activities	(354,564)	—

Cash Flows From Financing Activities:
Proceeds from Sponsor note	800,000	—
Repayment of advances from Sponsor	(371,767)	—
Net Cash Provided By Financing Activities	428,233	—

Net change in cash	73,669	—
Cash at beginning of period	257,872	—
Cash at end of period	$331,541	$—

Supplemental disclosure of non-cash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$20,283,150	$—

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Organizational and General

Apollo Strategic Growth Capital (formerly known as APH III (Sub I), Ltd.) (the “Company,” “we,” “us” or “our”) was initially incorporated in Cayman Islands on October 10, 2008 under the name of APH III (Sub I), Ltd. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On August 6, 2020, the Company formally changed its name to Apollo Strategic Growth Capital.

At March 31, 2021, the Company had not commenced any operations. All activity for the period from October 10, 2008 through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Public Offering”, “IPO”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Public Offering

On October 6, 2020, the Company consummated the Public Offering of 75,000,000 Units, $0.00005 par value at a price of $10 per unit (the “Units”) generating gross proceeds of $750,000,000 which is described in Note 3. APSG Sponsor, L.P., a Cayman Islands limited partnership (the “Sponsor”), purchased an aggregate of 11,333,334 Warrants (“Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $17,000,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering. Upon the closing of the Public Offering and the private placement on October 6, 2020, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). Transaction costs amounted to $43,541,714 consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees payable (which are held in Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $800,877 of Public Offering costs. These costs were charged to additional paid-in capital upon completion of the Public Offering. As described in Note 3, the $26,250,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by October 6, 2022 (or by January 6, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by October 6, 2022). In addition, $2,344,508 of costs were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense).

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2021, the proceeds of the Public Offering of $817,127,050 were held in U.S. government securities, as specified above.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under New York Stock Exchange (“NYSE”) rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a shareholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to make Permitted Withdrawals. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2021, we had investments held in the Trust Account of $817,127,050 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company's ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete its Initial Business Combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete the Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an Initial Business Combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

The Company is required to complete an Initial Business Combination within the Completion Window. If the Company is unable to complete an Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

As a result, the Company evaluated the accounting treatment for its outstanding Private Placement Warrants and Public Warrants (collectively, the “Warrants”) and concluded that it is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the value from the prior period in the Company's operating results for the current period. The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on June 21, 2021. In the opinion of the Company's management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs Associated with the Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $800,877 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $44,924,550, were charged to additional paid-in capital upon completion of the Public Offering and exercise of the underwriters’ overallotment option. In addition, $2,344,508 of costs allocated to the Public Warrants and Private Placement Warrants were included in the statement of operations as a component of other income/(expense).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, the shares of Class A ordinary shares subject to possible redemption in the amount of $728,164,460 and $707,881,310, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per ordinary share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At March 31, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic income (loss) per share for the period presented.

The Company’s statements of operations include a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the Public Offering (October 6, 2020) and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of Warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards

In August 2020, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 81,681,000 Units at a purchase price of $10.00 per Unit, including the issuance of 6,681,000 Units as a results of the underwriters’ exercise of their over-allotment option, generating gross proceeds to the Company in the amount of $816,810,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.00005 per share (the “Class A ordinary shares”), and one- third of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 4 — PRIVATE PLACEMENT

Pursuant to the Public Offering, the Company sold an aggregate of 12,224,134 Private Placement Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $18,336,200.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

NOTE 5 — RELATED PARTIES

Founder Shares

In October 2008, the Company was formed by Apollo Principal Holdings III, L.P. (“Holdings”), at which point, one ordinary share was issued in exchange for the payment of operating and formation expenses of the Company. In August 2020, Holdings transferred its ownership in the Company, consisting of one ordinary share, to the Sponsor for no consideration. On August 6, 2020, the Company completed a share split of its ordinary shares and, as a result, 28,750,000 of the Company’s Class B ordinary shares were outstanding (the “Founder Shares”). In September 2020, 25,000 Founder Shares were transferred to each of the Company’s three independent directors at a purchase price of $0.00087 per share. The independent directors paid $65.25 in the aggregate for the 75,000 shares to the Sponsor. On September 16, 2020, the Sponsor surrendered 7,187,500 ordinary shares, thereby effecting a 1.33333:1 share recapitalization, and, as a result, 21,562,500 of the Company’s Founder Shares were outstanding. As a result of the underwriters’ election to partially exercise their overallotment option, in November 2020, the Sponsor forfeited 1,142,500 Class B ordinary shares. All share and per share amounts are retroactively reflected in the accompanying financial statements.

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

On October 20, 2020, the Sponsor executed an unsecured promissory note (the “October Note”) to loan the Company an aggregate principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note. As of March 31, 2021, the outstanding balance on the October Note was $1,500,000.

On February 22, 2021, the Sponsor executed an unsecured promissory note (the “February Note”) to loan the Company an aggregate principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note. As of March 31, 2021, the outstanding balance on the February Note was $800,000.

Advances from Related Parties

Affiliates of the Sponsor paid certain formation, operating and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the period from October 10, 2008 (inception) through December 31, 2020, the related parties paid $373,517 of offering costs and other expenses on behalf of the Company. As of March 31, 2021 and December 31, 2020, there was $4,222 and $373,517 due to the related parties, respectively.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $50,646 and $46,669 for such expenses under the administrative services agreement for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of working capital loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 30-day option from the date of the final prospectus to purchase up to 9,000,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On November 10, 2020, the Company consummated the sale of additional units pursuant to the underwriters’ partial exercise of their over-allotment option.

Upon the closing of the Public Offering and the over-allotment, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $16,336,200, after the underwriters’ exercised their over-allotment option, which was paid in the aggregate upon the closing of the Public Offering and the over-allotment. In addition, the underwriters are entitled to an underwriting discount of $0.35 per unit, or $28,588,350 in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee becomes payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00005 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 300,000,000 shares of Class A ordinary shares and 60,000,000 shares of Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2021 and December 31, 2020, there were 81,681,000 Class A ordinary shares, including 72,816,446 and 70,788,131 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). As of March 31, 2021 and December 31, 2020, there were 20,420,250 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 1,142,250 Class B ordinary shares in November 2020; and (ii) the surrender of 7,187,500 Class B ordinary shares in September 2020.

NOTE 8 — WARRANTS

As of March 31, 2021 and December 31, 2021, there were 39,451,134 warrants outstanding (12,224,134 Private Placement Warrants and 27,227,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported closing price of the Company’s ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and a current prospectus relating to those ordinary shares is available throughout the 30-day trading period referred to above.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as will be described in the warrant agreement.

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

The Company accounts for the 39,451,134 warrants issued in connection with the Public Offering (including 27,227,000 Public Warrants and 12,224,134 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Upon issuance of the derivative warrants the Company recorded a liability of $57,753,222 on the condensed balance sheets.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation up until separation for the Public Warrants (subsequent to separation, the public warrants will be valued using publicly available trading price) and a modified Black-Scholes model for the Private Placement Warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$817,127,050	$816,985,533

Liabilities:
Warrant Liability – Private Placement Warrants	3	15,551,232	23,455,550
Warrant Liability – Public Warrants	1	34,306,020	51,186,760

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of both December 31, 2020 and March 31, 2021 the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. At March 31, 2021 and December 31, 2020, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing stock price at December 31, 2020 to estimate the volatility for the Private Placement Warrants. At March 31, 2021 and December 31, 2020, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, December 31, 2020	$23,455,550
Change in fair value of derivative liabilities	(7,904,318)
Balance, March 31, 2021	$15,551,232

During the three months ended March 31, 2021, the fair value of the derivative feature of the Private Warrants was calculated using the following weighted average assumptions:

Risk-free interest rate	0.66 – 1.14%
Expected life of grants	5.0 years
Expected volatility of underlying shares	10.0 - 30.0%
Dividends	0%

As of March 31, 2021 and December 31, 2020, the derivative warrant liability was $49,857,252 and $74,642,310, respectively. In addition, for the three months ended March 31, 2021, the Company recorded $24,785,058 as a gain on the change in fair value of the derivative warrant liabilities on the condensed statements of operations. Upon issuance of the Private Placement Warrants, the Company charge to additional paid in capital of $328,956 for the excess of proceeds received over fair value of Private Placement Warrant liabilities.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination (the “Initial Business Combination”) using cash from the proceeds of the initial public offering (the “Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of the foregoing.

The issuance of additional ordinary shares in connection with an Initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of our ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for a Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $24,785,058, which consists of operating costs of $4,642,814 offset by interest income on marketable securities held in the Trust Account of $141,517 and a change in fair value of the derivative warrant liabilities of $24,785,058.

Liquidity and Capital Resources

On October 6, 2020, we consummated the Public Offering of 75,000,000 units (the “Units”, and in connection therewith granted the underwriters an over-allotment option to purchase an additional 11,250,000 over-allotment units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $750,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale 11,333,334 Private Placement Warrants, at $1.50 per Private Placement Warrant, to our sponsor, generating gross proceeds of $17,000,000. Upon closing of the Public Offering on October 6, 2020, the proceeds of the Public Offering of $750,000,000 were held in cash and subsequently invested in U.S. government securities.

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

On October 20, 2020, our sponsor executed a promissory note (the “October Note”) with a principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note and $1,500,000 remained outstanding as of March 31, 2021.

On February 22, 2021, our sponsor executed a promissory note (the “February Note”) with a principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note and $800,000 remained outstanding as of March 31, 2021.

For the three months ended March 31, 2021 and 2020, cash used in operating activities was $354,564 and $0. For the three months ended March 31, 2021, net income of $20,283,146 was affected by interest earned on marketable securities held in the Trust Account of $141,517, a gain in fair value of derivative liabilities of $24,785,058 and changes in operating assets and liabilities, which used $4,288,865 of cash from operating activities.

As of March 31, 2021 and December 31, 2020, we had cash and U.S. treasury securities held in the Trust Account of $817,127,050 and $816,985,533, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to make Permitted Withdrawals. During the period ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021 and December 31, 2020, we had cash of $331,541 and $257,872 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. We began incurring these fees on October 2, 2020 and will continue to incur these fees monthly for up to 27 months until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $28,588,350 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates is derivative warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Class A Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, the shares of Class A ordinary shares subject to possible redemption in the amount of $728,164,460 and $707,881,310, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net income (loss) per ordinary shares

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. At March 31, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Public Offering (October 6, 2020) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of Warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent accounting standards

In August 2020, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

In consideration of the Staff Statement, the Company’s management further evaluated the Public Warrants and the Private Placement Warrants (together, the “Warrants”) under ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s management concluded that the Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the Company’s management also concluded that the tender offer provision fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements described above and accounting and disclosure of certain other complex debt and equity instruments to reclassify the Company’s derivative instruments as liabilities, as of March 31, 2021, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer, principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K/A filed on June 21, 2021 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 6, 2020, we consummated the Public Offering of 75,000,000 Units. The Units sold in the Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $750,000,000. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC acted as joint bookrunners of the offering.  The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 248847). The registration statement was declared effective on October 1, 2020.

Simultaneous with the consummation of the Public Offering, we consummated the private placement of an aggregate of 11,333,334 Private Placement Warrants to our sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $17,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of an Initial Business Combination, subject to certain limited exceptions.

We paid a total of $15,000,000 in underwriting discounts and commissions and $800,880 for other costs and expenses related to the Public Offering. In addition, the underwriters agreed to defer up to $26,250,000 (or $30,187,500 if the underwriters’ over-allotment option is exercised in full) in underwriting discounts and commissions.

On November 10, 2020, the Company consummated the sale of 6,681,000 Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $66,810,000. Substantially concurrently with the Over-Allotment Units, the Company consummated the private sale of an additional 890,800 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $1,336,200. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, $816,810,000 was placed in the Trust Account established in connection with the Public Offering.

The Company incurred approximately $47,216,264 of offering costs in connection with the Public Offering, including $16,336,200 of underwriting fees, $28,588,350 of deferred underwriting fees and $800,877 of other costs. In addition, $2,344,508 of costs were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense). There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated October 1, 2020, which was filed with the SEC.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1

Second Amended and Restated Memorandum and Articles of Association of Apollo Strategic Growth Capital (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K/A (File No. 001-39576), filed with the Securities and Exchange Commission on June 21, 2021).

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

10.1*	Promissory Note, dated February 22, 2021, by and between the Company as the maker and the Sponsor as the payee.
10.2*	Promissory Note, dated June 18, 2021, by and between the Company as the maker and the Sponsor as the payee.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO STRATEGIC GROWTH CAPITAL

Date: June 21, 2021	By:	/s/ Sanjay Patel
	Name:	Sanjay Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 21, 2021	By:	/s/ James Crossen
	Name:	James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)