Form 10-Q
period 2021-06-30
Apollo Strategic Growth Capital
filed 2021-08-13
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 81,681,000 Class A ordinary shares, par value $0.00005 per share, and 20,420,250 Class B ordinary shares, par value $0.00005 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.).

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$598,768	$257,872
Prepaid expenses	815,359	1,125,255
Total current assets	1,414,127	1,383,127
Investments held in Trust Account	817,161,720	816,985,533
Total assets	$818,575,847	$818,368,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,943,172	$383,164
Advances from related party	4,222	373,517
Note payable - Sponsor	4,300,000	1,500,000
Total current liabilities	8,247,394	2,256,681
Derivative warrant liabilities	47,257,190	74,642,310
Deferred underwriting compensation	28,588,350	28,588,350
Total liabilities	84,092,934	105,487,341

Class A ordinary shares subject to possible redemption (72,948,291 and 70,788,131 shares at approximately $10.00 per share as of June 30, 2021 and December 31, 2020, respectively)	729,482,910	707,881,310

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.00005 par value, 300,000,000 shares authorized, 8,732,709 and 10,892,869 shares issued and outstanding (excluding 72,948,291 and 70,788,131 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	437	545
Class B ordinary shares, $0.00005 par value, 60,000,000 shares authorized, 20,420,250 shares issued and outstanding	1,021	1,021
Additional paid-in capital	3,068,759	24,670,251
Retained earnings (accumulated deficit)	1,929,786	(19,671,808)
Total shareholders’ equity	5,000,003	5,000,009
Total liabilities and shareholders’ equity	$818,575,847	$818,368,660

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE	$—	$—	$—	$—

EXPENSES
Administrative fee – related party	50,001	—	100,648	—
General and administrative	1,265,454	—	5,857,621	1,854
TOTAL EXPENSES	1,315,455	—	5,958,269	1,854

OTHER INCOME (EXPENSES)
Investment income from Trust Account	34,669	—	176,186	—
Interest expense	(828)	—	(1,443)	—
Change in fair value of derivative warrant liabilities	2,600,062	—	27,385,120	—
TOTAL OTHER INCOME (EXPENSES) - NET	2,633,903	—	27,559,863	—

Net income (loss)	$1,318,448	$—	$21,601,594	$(1,854)

Weighted average number of Class A ordinary share outstanding, basic and diluted	81,681,000	—	81,681,000	—
Basic and diluted net income per Class A ordinary share	$0.00	$—	$0.00	$—

Weighted average number of Class B ordinary share outstanding, basic and diluted	20,420,250	18,750,000	20,420,250	18,750,000
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$0.00	$1.05	$(0.00)

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	10,892,869	$545	20,420,250	$1,021	$24,670,251	$(19,671,808)	$5,000,009

Change in Class A ordinary shares subject to possible redemption	(2,160,160)	(108)	—	—	(21,601,492)	—	(21,601,600)

Net income	—	—	—	—	—	21,601,594	21,601,594

Balance as of June 30, 2021 (unaudited)	8,732,709	$437	20,420,250	$1,021	$3,068,759	$1,929,786	$5,000,003

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	—	$—	21,562,500	$1,021	$30,881	$(30,048)	$1,854

Net loss	—	—	—	—	—	(1,854)	(1,854)

Balance as of June 30, 2020 (unaudited)	—	$—	21,562,500	$1,021	$30,881	$(31,902)	$—

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$21,601,594	$(1,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(176,186)	—
Change in fair value of derivative warrant liabilities	(27,385,120)	—
Changes in operating assets and liabilities:
Prepaid expenses	309,896	(1,854)
Accounts payable and accrued expenses	3,562,480	—
Net Cash Used In Operating Activities	(2,087,337)	—

Cash Flows From Financing Activities:
Proceeds from Sponsor note	2,800,000	—
Repayment of advances from Sponsor	(371,767)	—
Net Cash Provided By Financing Activities	2,428,233	—

Net change in cash	340,896	—
Cash at beginning of period	257,872	—
Cash at end of period	$598,768	$—

Supplemental disclosure of non-cash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$21,601,600	$—

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Organizational and General

Apollo Strategic Growth Capital (formerly known as APH III (Sub I), Ltd.) (the “Company”) was initially incorporated in Cayman Islands on October 10, 2008 under the name of APH III (Sub I), Ltd. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On August 6, 2020, the Company formally changed its name to Apollo Strategic Growth Capital.

At June 30, 2021, the Company had not commenced any operations. All activity for the period from October 10, 2008 through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Public Offering

On October 6, 2020, the Company consummated the Public Offering of 75,000,000 Units, $0.00005 par value at a price of $10 per unit (the “Units”) generating gross proceeds of $750,000,000 which is described in Note 3. APSG Sponsor, L.P., a Cayman Islands limited partnership (the “Sponsor”), purchased an aggregate of 11,333,334 Warrants (“Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $17,000,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering. Upon the closing of the Public Offering and the private placement on October 6, 2020, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). Transaction costs amounted to $43,541,714 consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees payable (which are held in Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $800,877 of Public Offering costs. These costs were charged to additional paid-in capital upon completion of the Public Offering. As described in Note 3, the $26,250,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by October 6, 2022 (or by January 6, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by October 6, 2022) (the “Completion Window”). In addition, $2,344,508 of costs were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense).

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At June 30, 2021, the proceeds of the Public Offering of $817,161,720 were held in U.S. government securities, as specified above.

The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay its tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within the Completion Window, or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2021, we had investments held in the Trust Account of $817,161,720 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC’ 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these condensed financial statements. Accordingly, substantial doubt about the Company's ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021. In the opinion of the Company's management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2021 and its results of operations and cash flows for the six months ended June 30, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, the shares of Class A ordinary shares subject to possible redemption in the amount of $729,482,910 and $707,881,310, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income (Loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic income (loss) per share for the period presented.

The Company’s condensed statements of operations include a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of Warrants will be estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 5 — RELATED PARTIES

Founder Shares

In October 2008, the Company was formed by Apollo Principal Holdings III, L.P. (“Holdings”), at which point, one ordinary share was issued in exchange for the payment of operating and formation expenses of the Company. In August 2020, Holdings transferred its ownership in the Company, consisting of one ordinary share, to the Sponsor for no consideration. On August 6, 2020, the Company completed a share split of its ordinary shares and, as a result, 28,750,000 of the Company’s Class B ordinary shares were outstanding (the “Founder Shares”). In September 2020, 25,000 Founder Shares were transferred to each of the Company’s three independent directors at a purchase price of $0.00087 per share. The independent directors paid $65.25 in the aggregate for the 75,000 shares to the Sponsor. On September 16, 2020, the Sponsor surrendered 7,187,500 ordinary shares, thereby effecting a 1.33333:1 share recapitalization, and, as a result, 21,562,500 of the Company’s Founder Shares were outstanding. As a result of the underwriters’ election to partially exercise their overallotment option, in November 2020, the Sponsor forfeited 1,142,500 Class B ordinary shares. All share and per share amounts are retroactively reflected in the accompanying condensed financial statements.

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

On October 20, 2020, the Sponsor executed an unsecured promissory note (the “October Note”) to loan the Company an aggregate principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note. As of June 30, 2021, the outstanding balance on the October Note was $1,500,000.

On February 22, 2021, the Sponsor executed an unsecured promissory note (the “February Note”) to loan the Company an aggregate principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note. As of June 30, 2021, the outstanding balance on the February Note was $800,000.

On June 18, 2021, the Sponsor executed an unsecured promissory note (the “June Note”) to loan the Company an aggregate principal amount of $2,000,000. The June Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On June 18, 2021, the Company borrowed $2,000,000 pursuant to the June Note. As of June 30, 2021, the outstanding balance on the June Note was $2,000,000.

Advances from Related Parties

Affiliates of the Sponsor paid certain formation, operating and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the period from October 10, 2008 (inception) through December 31, 2020, the related parties paid $373,517 of offering costs and other expenses on behalf of the Company. As of June 30, 2021 and December 31, 2020, there was $4,222 and $373,517 due to the related parties, respectively.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $50,001 and $100,647 for such expenses under the administrative services agreement for the three and six months ended June 30, 2021.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00005 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 300,000,000 shares of Class A ordinary shares and 60,000,000 shares of Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2021 and December 31, 2020, there were 81,681,000 Class A ordinary shares, including 72,948,291 and 70,788,131 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of June 30, 2021 and December 31, 2020, there were 20,420,250 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect: (i) the forfeiture of

1,142,250 Class B ordinary shares in November 2020; and (ii) the surrender of 7,187,500 Class B ordinary shares in September 2020.

NOTE 8 — WARRANTS

As of June 30, 2021 and December 31, 2020, there were 39,451,134 warrants outstanding (12,224,134 Private Placement Warrants and 27,227,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation up until separation for the Public Warrants (subsequent to separation, the public warrants will be valued using publicly available trading price) and a modified Black-Scholes model for the Private Placement Warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$817,161,720	$816,985,533

Liabilities:
Warrant Liability – Private Placement Warrants	3	14,857,060	23,455,550
Warrant Liability – Public Warrants	1	32,400,130	51,186,760

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

As of both December 31, 2020 and June 30, 2021 the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. At June 30, 2021 and December 31, 2020, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at December 31, 2020 to estimate the volatility for the Private Placement Warrants. At June 30, 2021 and December 31, 2020, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2020	$23,455,550
Change in fair value of derivative liabilities	(8,598,490)
Balance, June 30, 2021	$14,857,060

During the six months ended June 30, 2021, the fair value of the derivative feature of the Private Warrants was calculated using the following weighted average assumptions:

	June 30, 2021
Risk-free interest rate	0.98%
Expected life of grants	5.63	years
Expected volatility of underlying stock	18.0%
Dividends	0%
Probability of Business Combination	90%

As of June 30, 2021 and December 31, 2020, the derivative warrant liability was $47,257,190 and $74,642,310, respectively. In addition, for the three and six months ended June 30, 2021, the Company recorded $2,600,062 and $27,385,120, respectively, as a gain on the change in fair value of the derivative warrant liabilities on the condensed statements of operations. Upon issuance of the Private Placement Warrants, the Company charge to additional paid in capital of $328,956 for the excess of proceeds received over fair value of Private Placement Warrant liabilities.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021 (the “2020 Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for a Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had net income of $21,601,594, which consists of operating costs of $5,958,269 offset by interest income on marketable securities held in the Trust Account of $176,186 and a change in fair value of the derivative warrant liabilities of $27,385,120. In addition, the Company recorded interest expense of $1,443 related to the Sponsor note payable.

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

On October 20, 2020, our sponsor executed a promissory note (the “October Note”) with a principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note and $1,500,000 remained outstanding as of June 30, 2021.

On February 22, 2021, our sponsor executed a promissory note (the “February Note”) with a principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note and $800,000 remained outstanding as of June 30, 2021.

On June 18, 2021, the Sponsor executed an unsecured promissory note (the “June Note”) to loan the Company an aggregate principal amount of $2,000,000. The June Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On June 18, 2021, the Company borrowed $2,000,000 pursuant to the June Note. As of June 30, 2021, the outstanding balance on the June Note was $2,000,000.

For the six months ended June 30, 2021 and 2020, cash used in operating activities was $2,087,337 and $0, respectively. For the six months ended June 30, 2021, net income of $21,601,594 was affected by interest earned on marketable securities held in the Trust Account of $176,186, a gain in fair value of derivative liabilities of $27,385,121 and changes in operating assets and liabilities, which used $3,872,376 of cash from operating activities.

As of June 30, 2021 and December 31, 2020, we had cash and U.S. treasury securities held in the Trust Account of $817,161,720 and $816,985,533, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to make Permitted Withdrawals. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021 and December 31, 2020, we had cash of $598,768 and $257,872 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Class A Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, the shares of Class A ordinary shares subject to possible redemption in the amount of $729,482,910 and $707,881,310, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net income (loss) per ordinary shares

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of Warrants will be estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that solely due to the events that led to the Company’s restatement of its financial statements described in Item 9A. Controls and Procedures included in the Company's 2020 Annual Report as filed with the SEC, and accounting and disclosure of certain other complex debt and equity instruments to reclassify the Company’s derivative instruments as liabilities, as of June 30, 2021, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s 2020 Annual Report with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2020 Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate(2)
10.1	Promissory Note, dated June 18, 2021, by and between the Company as the maker and the Sponsor as the payee(3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document

No.	Description of Exhibit
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.

(1)Previously filed as an exhibit to the Annual Report on Form 10-K/A filed on June 21, 2021, and incorporated by reference herein.

(2)Previously filed as an exhibit to the Amendment No. 1 to Registration Statement on Form S-1 filed on September 25, 2020, and incorporated by reference herein.

(3)Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on June 21, 2021, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO STRATEGIC GROWTH CAPITAL

Date: August 13, 2021	By:	/s/ Sanjay Patel
	Name:	Sanjay Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ James Crossen
	Name:	James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)