Form 10-Q
period 2021-09-30
Apollo Strategic Growth Capital
filed 2021-11-10
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 10, 2021, there were 81,681,000 Class A ordinary shares, par value $0.00005 per share, and 20,420,250 Class B ordinary shares, par value $0.00005 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.).

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$871,517	$257,872
Prepaid expenses	657,555	1,125,255
Total current assets	1,529,072	1,383,127

Investments held in Trust Account	817,227,602	816,985,533
Total assets	$818,756,674	$818,368,660

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued offering costs	$6,563,787	$383,164
Advances from related party	4,222	373,517
Note payable - Sponsor	5,800,000	1,500,000
Total current liabilities	12,368,009	2,256,681

Derivative warrant liabilities	32,170,529	74,642,310
Deferred underwriting compensation	28,588,350	28,588,350
Total liabilities	73,126,888	105,487,341

Commitments and contingencies (Note 7)

Temporary Equity:
Class A ordinary shares subject to possible redemption; 81,681,000 shares (at approximately $10.00 per share) as of September 30, 2021 and December 31, 2020	816,810,000	816,810,000

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.00005 par value, 300,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.00005 par value, 60,000,000 shares authorized, 20,420,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,021	1,021
Additional paid-in capital	—	—
Accumulated deficit	(71,181,235)	(103,929,702)
Total shareholders’ deficit	(71,180,214)	(103,928,681)
Total liabilities, temporary equity and shareholders’ deficit	$818,756,674	$818,368,660

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE	$—	$—	$—	$—

EXPENSES
Administrative fee – related party	50,001	—	150,649	—
General and administrative	3,954,132	10,000	9,811,753	11,854
TOTAL EXPENSES	4,004,133	10,000	9,962,402	11,854

OTHER INCOME (EXPENSES)
Investment income from Trust Account	65,883	—	242,069	—
Interest expense	(1,538)	—	(2,981)	—
Change in fair value of derivative warrant liabilities	15,086,661	—	42,471,781	—
TOTAL OTHER INCOME (EXPENSES) - NET	15,151,006	—	42,710,869	—

Net income (loss)	$11,146,873	$(10,000)	$32,748,467	$(11,854)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	81,681,000	—	81,681,000	—
Basic and diluted net income per Class A ordinary share	$0.11	$—	$0.32	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted	20,420,250	18,750,000	20,420,250	18,750,000
Basic and diluted net income (loss) per Class B ordinary share	$0.11	$(0.00)	$0.32	$(0.00)

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	20,420,250	$1,021	$—	$(103,929,702)	$(103,928,681)

Net income	—	—	—	20,283,146	20,283,146
Balance as of March 31, 2021	20,420,250	$1,021	$—	$(83,646,556)	$(83,645,535)

Net income	—	—	—	1,318,448	1,318,448
Balance as of June 30, 2021	20,420,250	1,021	—	(82,328,108)	(82,327,087)

Net income	—	—	—	11,146,873	11,146,873
Balance as of September 30, 2021	20,420,250	$1,021	$—	$(71,181,235)	$(71,180,214)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	21,562,500	$1,078	$30,824	$(30,048)	$1,854

Net loss	—	—	—	(1,854)	(1,854)
Balance as of March 31, 2020	21,562,500	$1,078	$30,824	$(31,902)	$—

Net loss	—	—	—	—	—
Balance as of June 30, 2020	21,562,500	1,078	30,824	(31,902)	—

Net loss	—	—	—	(10,000)	(10,000)
Balance as of September 30, 2020	21,562,500	$1,078	$30,824	$(41,902)	$(10,000)

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$32,748,467	$(11,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and offering cost paid by related parties	—	10,000
Investment income earned on investment held in Trust Account	(242,069)	—
Change in fair value of derivative warrant liabilities	(42,471,781)	—
Changes in operating assets and liabilities:
Prepaid expenses	467,700	1,854
Accounts payable and accrued expenses	6,183,095	—
Net Cash Used In Operating Activities	(3,314,588)	—

Cash Flows From Financing Activities:
Proceeds from Sponsor note	4,300,000	—
Repayment of advances from Sponsor	(371,767)	—
Net Cash Provided By Financing Activities	3,928,233	—

Net change in cash	613,645	—
Cash at beginning of period	257,872	—
Cash at end of period	$871,517	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$625,839
Deferred offering costs paid by related party	$—	$345,910

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

At September 30, 2021, the Company had not commenced any operations. All activity for the period from October 10, 2008 through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Public Offering

On October 6, 2020, the Company consummated the Public Offering of 75,000,000 Units, $0.00005 par value at a price of $10 per unit (the “Units”) generating gross proceeds of $750,000,000 which is described in Note 4. APSG Sponsor, L.P., a Cayman Islands limited partnership (the “Sponsor”), purchased an aggregate of 11,333,334 Warrants (“Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $17,000,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering. Upon the closing of the Public Offering and the private placement on October 6, 2020, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). Transaction costs amounted to $41,389,428 consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees payable (which are held in Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $139,428 of Public Offering costs. These costs were charged to additional paid-in capital upon completion of the Public Offering. As described in Note 4, the $26,250,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by October 6, 2022 (or by January 6, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by October 6, 2022) (the “Completion Window”). In addition, $2,344,508 of costs were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense).

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2021, the proceeds of the Public Offering were held in U.S. government securities, as specified above.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under New York Stock Exchange (“NYSE”) rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. In the event that the redemption of the Company's Public Shares would cause its net tangible assets to be less than $5,000,001, the Company would not proceed with the redemption of its Public Shares.

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

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2021, we had investments held in the Trust Account of $817,227,602 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of September 30, 2021, we do not have sufficient liquidity to meet our future obligations. As of September 30, 2021, we had a working capital deficit of approximately $10.8 million, current liabilities of $12.4 million and had cash of approximately $872,000.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in our certificate of incorporation.

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

NOTE 2  — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has followed ASC 480, “Distinguishing Liabilities from Equity,” in accounting for the redeemable Class A ordinary shares. This included recording the redeemable Class A ordinary shares in temporary equity on the balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A ordinary shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the SEC communicated its view that classification of $5,000,001 in permanent equity was not appropriate and that all public shares should be reclassified as temporary equity.

This is a change from the Company’s previous accounting practice whereby as noted above it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A ordinary shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

However, the Company has concluded that in light of the SEC’s recent interpretation, it will change its accounting and reflect the full amount of all redeemable Class A ordinary shares in temporary equity. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. The presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The impact on previously issued financial statements is presented below.

	As previously
	reported	Adjustments	As revised
December 31, 2020 Balance sheet (Form 10-K/A)
Temporary equity	$707,881,310	$108,928,690	$816,810,000
Shareholders’ equity
Class A ordinary shares	545	(545)	—
Class B ordinary shares	1,021	—	1,021
Additional paid in capital	24,670,251	(24,670,251)	—
Accumulated deficit	(19,671,808)	(84,257,894)	(103,929,702)
Total shareholders’ deficit	$5,000,009	$(108,928,690)	$(103,928,681)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021. In the opinion of the Company's management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the nine months ended September 30, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$816,810,000
Less:
Proceeds allocated to Public Warrants	$(39,745,978)
Class A ordinary shares issuance costs	$(44,871,756)
Plus:
Accretion of carrying value to redemption value	$84,617,734
Class A ordinary shares subject to possible redemption	$816,810,000

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$8,917,498	$2,229,375	$—	$(10,000)
Denominator:
Basic and diluted weighted average shares outstanding	81,681,000	20,420,250	—	18,750,000

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$—	$(0.00)

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$26,198,774	$6,549,693	$—	$(11,854)
Denominator:
Basic and diluted weighted average shares outstanding	81,681,000	20,420,250	—	18,750,000

Basic and diluted net income (loss) per ordinary share	$0.32	$0.32	$—	$(0.00)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the Public Offering (October 6, 2020) and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of Warrants will be estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 81,681,000 Units at a purchase price of $10.00 per Unit, including the issuance of 6,681,000 Units as a result of the underwriters’ exercise of their over-allotment option, generating gross proceeds to the Company in the amount of $816,810,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.00005 per share (the “Class A ordinary shares”), and one- third of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTIES

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

On October 20, 2020, the Sponsor executed an unsecured promissory note (the “October Note”) to loan the Company an aggregate principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note. As of September 30, 2021, the outstanding balance on the October Note was $1,500,000.

On February 22, 2021, the Sponsor executed an unsecured promissory note (the “February Note”) to loan the Company an aggregate principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note. As of September 30, 2021, the outstanding balance on the February Note was $800,000.

On June 18, 2021, the Sponsor executed an unsecured promissory note (the “June Note”) to loan the Company an aggregate principal amount of $2,000,000. The June Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On June 18, 2021, the Company borrowed $2,000,000 pursuant to the June Note. As of September 30, 2021, the outstanding balance on the June Note was $2,000,000.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On September 14, 2021, the Company borrowed

$1,500,000 pursuant to the September Note. As of September 30, 2021, the outstanding balance on the September Note was $1,500,000.

Advances from Related Parties

Affiliates of the Sponsor paid certain formation, operating and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the period from October 10, 2008 (inception) through December 31, 2020, the related parties paid $373,517 of offering costs and other expenses on behalf of the Company. As of September 30, 2021 and December 31, 2020, there was $4,222 and $373,517 due to the related parties, respectively.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $50,001 and $150,649 for such expenses under the administrative services agreement for the three and nine months ended September 30, 2021.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Upon the closing of the Public Offering and the over-allotment, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $16,336,200, after the underwriters’ exercised their over-allotment option, which was paid in the aggregate upon the closing of the Public Offering and the over-allotment. In addition, the underwriters are entitled to an underwriting discount of $0.35 per unit, or $28,588,350 in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee becomes payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00005 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 300,000,000 Class A ordinary shares and 60,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2021 and December 31, 2020, there were 81,681,000 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of September 30, 2021 and December 31, 2020, there were 20,420,250 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 1,142,250 Class B ordinary shares in November 2020; and (ii) the surrender of 7,187,500 Class B ordinary shares in September 2020.

NOTE 9 — WARRANTS

As of September 30, 2021 and December 31, 2020, there were 39,451,134 warrants outstanding (12,224,134 Private Placement Warrants and 27,227,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$817,227,602	$816,985,533

Liabilities:
Warrant Liability – Private Placement Warrants	3	9,980,524	23,455,550
Warrant Liability – Public Warrants	1	22,190,005	51,186,760

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

As of both September 30, 2021 and December 31, 2020, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of both September 30, 2021 and December 31, 2020, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at December 31, 2020 to estimate the volatility for the Private Placement Warrants. As of both September 30, 2021 and December 31, 2020, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, June 30, 2021	$14,857,060
Change in fair value of derivative liabilities	(4,876,536)
Balance, September 30, 2021	$9,980,524

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2020	$23,455,550
Change in fair value of derivative liabilities	(13,475,026)
Balance, September 30, 2021	$9,980,524

As of September 30, 2021, the fair value of the derivative feature of the Private Warrants was calculated using the following weighted average assumptions:

	September 30, 2021		December 31, 2020
Risk-free interest rate	1.07%		0.49%
Expected life of grants	5.51	years	5.9	years
Expected volatility of underlying shares	13.8%		10.0 - 30.0%
Dividends	0.0%		0%
Probability of Business Combination	90%		90%

As of September 30, 2021 and December 31, 2020, the derivative warrant liability was $32,170,529 and $74,642,310, respectively. In addition, for the three and nine months ended September 30, 2021, the Company recorded $15,086,661 and $42,471,781, respectively, as a gain on the change in fair value of the derivative warrant liabilities on the condensed statements of operations. The Company charged $328,956 to additional paid in capital for the excess of proceeds received over fair value of Private Placement Warrant liabilities.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $11,146,873, which consists of a change in fair value of the derivative warrant liabilities of $15,086,661 and interest income on marketable securities held in the Trust Account of $65,883 offset by operating costs of $4,004,133. In addition, the Company recorded interest expense of $1,538 related to the Sponsor note payable.

For the nine months ended September 30, 2021, we had net income of $32,748,467, which consists of a change in fair value of the derivative warrant liabilities of $42,471,781 and interest income on marketable securities held in the Trust Account of $242,069 offset by operating costs of $9,962,402. In addition, the Company recorded interest expense of $2,981 related to the Sponsor note payable.

For the three and nine months ended September 30, 2020, we had a net loss of $10,000 and $11,854, respectively, which consists of formation and operating costs.

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

Since October 2020, we executed a series of promissory notes in the aggregate amount of $5,800,000 with our sponsor in order to satisfy working capital requirements. See "Related Party Loans" in Note 6 to our condensed financial statements.

For the nine months ended September 30, 2021 and 2020, cash used in operating activities was $3,314,588 and $0, respectively. For the nine months ended September 30, 2021, net income of $32,748,467 was affected by a gain in fair value of derivative liabilities of $42,471,781 and interest earned on marketable securities held in the Trust Account of $242,069 which were offset by changes in operating assets and liabilities, which provided $6,650,795 of cash from operating activities.

As of September 30, 2021 and December 31, 2020, we had cash and U.S. treasury securities held in the Trust Account of $817,227,602 and $816,985,533, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to make Permitted Withdrawals. During the period ended September 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021 and December 31, 2020, we had cash of $871,517 and $257,872 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed financial statements prepared by management and are based upon management's current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management's current judgments. While there are a number of accounting policies, methods and estimates that affect our condensed financial statements, the areas that are particularly significant include use of estimates; Class A ordinary shares subject to possible redemption; net income (loss) per ordinary share; and the fair value of assets and liabilities.

Our significant accounting policies are summarized in Note 3 to our condensed financial statements.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to us and our industry is included in Note 3 to our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the material weakness that existed solely due to the events that led to the Company’s restatement of its financial statements described in Item 9A. Controls and Procedures included in the Company's Annual Report, and accounting and disclosure of certain other complex debt and equity instruments to reclassify the Company’s derivative instruments as liabilities, no longer existed as a result of the remediation steps to address the material weakness, and the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of September 30, 2021, this material weakness has been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2021.

Use of Proceeds

On October 6, 2020, we consummated the Initial Public Offering of 75,000,000 Units. The Units sold in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $750,000,000. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC acted as joint bookrunners of the Public Offering. The securities in the offering were registered under the Securities Act on the Registration Statement on Form S-1 (File No. 333-248847) (the “Registration Statement”). The Securities and Exchange Commission declared the Registration Statement effective on October 1, 2020.

We paid a total of $15,000,000 in underwriting discounts and commissions and $1,200,000 for other costs and expenses related to the Public Offering. In addition, the underwriters agreed to defer up to $26,250,000 in underwriting discounts and commissions.

On November 10, 2020, the Company consummated the sale of 6,681,000 Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $66,810,000.

We paid an additional $1,336,200 in underwriting discounts and commissions in connection with the partial over-allotment exercise. In addition, the underwriters agreed to defer up to an additional $2,338,350 in underwriting discounts and commissions.

Of the gross proceeds received from the Public Offering and the partial exercise of the over-allotment option, $800,473,800, including deferred underwriting discounts and commissions, was placed in the Trust Account established in connection with the Public Offering.

There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated October 1, 2020, which was filed with the SEC.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Quarterly Report.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate(2)
10.1*	Promissory Note, dated September 14, 2021, by and between the Company as the maker and the Sponsor as the payee
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

APOLLO STRATEGIC GROWTH CAPITAL

Date: November 10, 2021	By:	/s/ Sanjay Patel
Name: Sanjay Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ James Crossen
Name: James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)