Form 10-K/A
period 2020-12-31
Apollo Strategic Growth Capital
filed 2021-11-29
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-39576

Apollo Strategic Growth Capital

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0598290
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

9 West 57th Street, 43rd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3200 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.00005 par value, and one-third of one warrant	APSG.U	New York Stock Exchange
Class A ordinary shares	APSG	New York Stock Exchange
Warrants	APSG WS	New York Stock Exchange

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

As of November 26, 2021, there were 81,681,000 Class A ordinary shares, $0.00005 par value, and 20,420,250 Class B ordinary shares, $0.00005 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

Apollo Strategic Growth Capital (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 2”, the “Amendment” or this “Annual Report”), to amend our Amendment No. 1 to the Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021 (the “First Amended Filing”), to restate our financial statements for the period ended December 31, 2020.

Restatement Background

The Company has followed Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) in accounting for its redeemable Class A ordinary shares, par value $0.00005 per share (the “Public Shares”). This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2021 (the “Q3 Form 10-Q”), the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 6, 2020, (the “Post-IPO Balance Sheet”) as previously restated in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 21, 2021, (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021, and (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Q3 Form 10-Q (collectively, the “Affected Periods”), in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods herein for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing and in a Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

The restatement does not have an impact on its cash position and cash held in the trust account (the “Trust Account”)established in connection with the initial public offering (the “IPO”).

The Company’s management has concluded that a material weakness had developed in the Company’s internal control over financial reporting solely related to the accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective as a result.. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9A of Part II hereof.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

Following the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, and in connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to the material weakness in internal controls over financial reporting solely related to the accounting for complex financial instruments.

The material weakness is more fully described in Item 9A: Controls and Procedures, contained herein.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”), as amended by the First Amended Filing, and as amended to reflect the restatement in connection with the reclassification of the Public Shares as temporary equity. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing or the First Amended Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 9A. Controls and Procedures.
●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, no other information included in the Original Filing or the First Amended Filing is being amended or updated by this Amendment, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the filing dates of the Original Filing or the First Amended Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the First Amended Filing and the Company’s other filings with the SEC.

This Amendment does not reflect adjustments for events occurring after March 30, 2021, the date of the filing of the Original Filing, or events occurring after June 21, 2021, the date of the filing of the First Amended Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

●	are leading companies that have exhibited positive top-line growth and/or are experiencing secular tailwinds;
●	have defensible and established business models, with sustainable competitive advantages and multiple avenues for growth;
●	can potentially benefit from having a public currency to accelerate growth trajectory;
●	can benefit from our management team and Apollo’s operating expertise, industry network and financing experience;
●	are not reliant on financial leverage to generate returns;
●	are at the point in their lifecycle at which going public is a natural next step; and
●	will offer an attractive risk-adjusted returns for our shareholders.

We do not intend to pursue an acquisition in the natural resources or energy industries, including the upstream, midstream and energy services sub-sectors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial securityholders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

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

Certain Potential Conflicts of Interest

Under Cayman Islands law, directors owe fiduciary duties to the company including the following:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;
●	duty to exercise authority for the purpose for which it is conferred;
●	directors should not improperly fetter the exercise of future discretion;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial shareholders have agreed to waive their redemption rights with respect to any Class B ordinary shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any Class B ordinary shares held by them if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Furthermore, our initial shareholders have agreed not to transfer, assign or sell any Class B ordinary shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A ordinary shares underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor or any of its affiliates may make additional investments in the company in connection with our initial business combination, although our sponsor and their affiliates have no obligation to do so. Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make. If our sponsor or any of its affiliates elect to make additional investments or provide financing, such proposed transactions could influence our sponsor’s motivation to complete our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including, but not limited to, risks associated with:

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	being a newly organized company with no operating history and no revenues;
●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;
●	our public shareholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional ordinary shares in connection with a business combination that may dilute the interest of our shareholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our success in retaining or recruiting, or changes required in, our officers or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem unexpired warrants prior to their exercise;

●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated memorandum and articles of association and Cayman Islands law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of completion of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results, and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”). In the Staff Statement, the SEC Staff expressed its view that certain terms and conditions included in units and private placement warrants may result in the classification of these financial instruments as a liability as opposed to equity. We reviewed the Staff Statement and will account for the 39,451,134 Warrants issued in connection with our Initial Public Offering (including the 27,227,000 Warrants sold as part of the Units in the Initial Public Offering and the 12,224,134 Private Placement Warrants) and any Warrants issued to our Sponsor upon conversion of loans in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (ASC 815-40). Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, we will classify each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company (“SPAC”) that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020 solely related to our accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the Staff Statement and the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, and in connection with our First Amended Filing, our management concluded that a material weakness exists in our internal control over financial reporting solely related to our accounting for complex financial instruments.

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

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal control over financial reporting described above, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with difficult commercial and legal requirements of the overseas market;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriation of assets.

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

The issuance of additional ordinary shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of our ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

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

Liquidity and Capital Resources

We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of the financial statements included herein. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that if we are unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. Our management has determined that we have access to funds from our sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the mandatory liquidation as stipulated in our amended and restated memorandum and articles of association.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Restatements Background

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

As a result of the above, the Warrants were recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations. This was reflected in the First Amended Filing.

The Company has followed ASC 480 in accounting for its Public Shares. This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On November 23, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Periods, in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods herein for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing and in a Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the First Amended Filing and to this Amendment, a material weakness exists solely related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective disclosure controls and internal control are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Management’s Report on Internal Control Over Financial Reporting

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

We have adopted an audit committee charter that complies with the rules of the NYSE, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter that complies with the rules of the NYSE, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;
●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our named executive officers, directors and director nominees that beneficially owns our ordinary shares; and
●	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A ordinary shares		Class B ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Shares
APSG Sponsor, L.P. (our sponsor)(2)(3)	20,345,250	19.9%	20,345,250	99.6%	19.9%
Millennium Management LLC(4)	6,225,651	7.6%	—	—	6.1%
Adage Capital Partners, L.P.(5)	5,855,600	7.2%	—	—	5.7%
Public Sector Pension Investment Board(6)	5,333,333	6.4%	—	—	5.2%
Empyrean Capital Overseas Master Fund, Ltd.(7)	4,696,981	5.8%	—	—	4.6%
Sanjay Patel	—	—	—	—	—
James Crossen	—	—	—	—	—
Scott Kleinman	—	—	—	—	—
Jennifer Fleiss(2)	25,000	*	25,000	*	*
Mitch Garber(2)	25,000	*	25,000	*	*
James Simmons(2)	25,000	*	25,000	*	*
All directors and executive officers as a group (6 Individuals)(2)	75,000	*	75,000	*	*
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9 West 57th Street, 43rd Floor, New York, NY 10019.

(2)	Consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	APSG Sponsor, L.P. is a Cayman Island limited partnership (“Sponsor”) managed by affiliates of Apollo Global Management, Inc. AP Caps II Holdings GP, LLC (“Holdings GP”) is the general partner of Sponsor. Apollo Principal Holdings III, L.P. (“Principal III”) is the sole member of Holdings GP. Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) serves as the general partner of Principal III. Messrs. Joshua Harris and Marc Rowan are the directors of Principal III GP and as such may be deemed to have voting and dispositive control of the ordinary shares held of record by Sponsor. The address of Sponsor, Holdings GP, Principal III and Principal III GP is c/o Walkers Corporate Limited; 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands. The address of each of Messrs. Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.
(4)	Based solely upon the Schedule 13G/A filed with the SEC on February 2, 2021 by Integrated Core Strategies (US) LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is c/o Millennium Management LLC, 666 Fifth Avenue New York, NY 10103.
(5)	Based solely upon the Schedule 13G/A filed with the SEC on February 11, 2021 by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross, each of which share voting and dispositive power with respect to the reported shares shown above. The business address of such parties is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(6)	Based solely upon the Schedule 13G filed with the SEC on February 12, 2021 by Public Sector Pension Investment Board. The business address of Public Sector Pension Investment Board is 1250 Rene-Levesque West, Suite 1400, Montreal, Quebec, H3B 5E9 Canada.
(7)	Based solely upon the Schedule 13G/A filed with the SEC on February 11, 2021 by Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron, each of which share voting and dispositive power with respect to the reported shares shown above. The business address of such parties is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

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

To further minimize conflicts of interest, we will not consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no restrictions on payments made to insiders. We expect that some or all of the following payments will be made to Apollo, our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the trust account prior to the completion of our initial business combination, other than from any permitted withdrawals:

●	repayment of up to an aggregate of $750,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	reimbursement for office space, utilities, secretarial support and administrative services provided to us by our sponsor, in an amount equal to $16,667 per month, for up to 27 months;
●	underwriting discounts and commissions paid to Apollo Global Securities, LLC;
●	underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finder’s fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees for services rendered prior to or in connection with the completion of an initial business combination;
●	reimbursement of legal fees and expenses incurred by our sponsor, officers or directors in connection with our formation, the initial business combination and their services to us;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and
●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements have been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.

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

Exhibit Number	Description

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

Item 16.     Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 26th day of November, 2021.

APOLLO STRATEGIC GROWTH CAPITAL

By:	/s/ James Crossen
Name: James Crossen
Title: Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sanjay Patel	Chief Executive Officer and Director (Principal Executive Officer)	November 26, 2021
Sanjay Patel

/s/ James Crossen	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	November 26, 2021
James Crossen

/s/ Scott Kleinman	Director	November 26, 2021
Scott Kleinman

/s/ Jennifer Fleiss	Director	November 26, 2021
Jennifer Fleiss

/s/ Mitch Garber	Director	November 26, 2021
Mitch Garber

/s/ James H. Simmons	Director	November 26, 2021
James H. Simmons

APOLLO STRATEGIC GROWTH CAPITAL

Report of Independent Registered Public Accounting Firm1

To the Shareholders and the Board of Directors of

Apollo Strategic Growth Capital

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Apollo Strategic Growth Capital (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 6, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

June 21, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is November 26, 2021

1 Withum to update.

APOLLO STRATEGIC GROWTH CAPITAL

(formerly known as APH III (Sub I), Ltd.)

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(restated)
ASSETS
Current assets:
Cash	$257,872	$—
Prepaid expenses	1,125,255	1,854
Total current assets	1,383,127	1,854

Investment held in Trust Account	816,985,533	—

Total Assets	$818,368,660	$1,854

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$383,164	$—
Advances from related party	373,517	—
Note payable - Sponsor	1,500,000	—
Total current liabilities	2,256,681	—

Derivative warrant liability	74,642,310	—
Deferred underwriting commissions	28,588,350	—

Total liabilities	105,487,341	—

COMMITMENTS AND CONTINGENCIES (NOTE 7)
Temporary Equity:
Class A ordinary shares subject to possible redemption; 81,681,000 and 0 shares at December 31, 2020 and 2019, respectively (at approximately $10.00 per share)	816,810,000	—

Shareholders’ Equity (Deficit):
Preferred shares, $0.00005 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.00005 par value, 300,000,000 shares authorized, none issued and outstanding (excluding 81,681,000 and 0 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	—	—
Class B ordinary shares, $0.00005 par value, 60,000,000 shares authorized, 20,420,250 shares issued and outstanding at December 31, 2020 and 2019	1,021	1,021
Additional paid-in capital	—	30,881
Accumulated deficit	(103,929,702)	(30,048)
Total shareholders’ equity (deficit)	(103,928,681)	1,854
Total Liabilities, Temporary Equity and Shareholders’ Equity (Deficit)	$818,368,660	$1,854

See accompanying notes to financial statements.

APOLLO STRATEGIC GROWTH CAPITAL

(formerly known as APH III (Sub I), Ltd.)

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019
	(restated)
REVENUE	$—	$—

EXPENSES
Administrative fee – related party	46,669	—
General and administrative expenses	536,614	1,853
TOTAL EXPENSES	583,283	1,853

OTHER INCOME (EXPENSE)
Interest expense	(414)	—
Investment income from Trust Account	175,533	—
Transaction costs allocable to warrant liability	(2,344,508)	—
Change in fair value of derivative warrants	(16,889,088)	—

TOTAL OTHER EXPENSE	(19,058,477)	—

Net loss	$(19,641,760)	$(1,853)

Weighted average shares outstanding of Class A ordinary shares	18,828,526	—
Basic and diluted net loss per share, Class A	$(0.52)	$—

Weighted average shares outstanding of Class B ordinary share	18,983,377	18,750,000
Basic and diluted net loss per share, Class B	$(0.52)	$(0.00)

See accompanying notes to financial statements.

APOLLO STRATEGIC GROWTH CAPITAL

(formerly known as APH III (Sub I), Ltd.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of January 1, 2019	21,562,500	$1,078	$27,117	$(28,195)	$—

Capital contributions	—	—	3,707	—	3,707

Net loss	—	—	—	(1,853)	(1,853)

Balance as of December 31, 2019	21,562,500	$1,078	$30,824	$(30,048)	$1,854

Excess of proceeds received over fair value of private warrant liabilities	—	—	328,959	—	328,959

Forfeiture of Class B ordinary shares by Sponsor	(1,142,250)	(57)	57	—	—

Accretion of Class A ordinary shares subject to possible redemption amount	—	—	(359,840)	(84,257,894)	(84,617,734)

Net loss	—	—	—	(19,641,760)	(19,641,760)

Balance as of December 31, 2020 (restated)	20,420,250	$1,021	$—	$(103,929,702)	$(103,928,681)

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

Sponsor and Public Offering

On October 6, 2020, the Company consummated the Public Offering of 75,000,000 units, $0.00005 par value at a price of $10.00 per unit (the “Units”) generating gross proceeds of $750,000,000 which is described in Note 3. APSG Sponsor, L.P., a Cayman Islands limited partnership (the “Sponsor”), purchased an aggregate of 11,333,334 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $17,000,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering. Upon the closing of the Public Offering and the private placement on October 6, 2020, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). Transaction costs amounted to $42,050,877 consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees payable (which are held in Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $800,877 of Public Offering costs. These costs were charged to additional paid-in capital upon completion of the Public Offering. As described in Note 3, the $26,250,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by October 6, 2022. In addition, $2,344,508 of costs were allocated to the Public Warrants and Private Warrants and were included in the statement of operations as a component of other income/(expense).

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements.In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated memorandum and articles of association.

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

[Recent Developments

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

As a result, the Company evaluated the accounting treatment for its outstanding Warrants (as defined in Note 2) and concluded that it is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the value from the prior period in the Company's operating results for the current period. These changes were reflected in the First Amended Filing.

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

In consideration of the Staff Statement, the Company’s management further evaluated the Warrants under ASC Subtopic 815-40, “Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

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

The Company has followed ASC 480 in accounting for its Public Shares. This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. ]2

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On November 23, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Periods, in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods herein for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing and in a Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

2 Note to Draft: Withum to confirm if the bracketed section should be included.

Impact of the Restatement

The change in the carrying value of the redeemable shares of Class A ordinary shares subject to possible redemption in the Post-IPO Balance Sheet resulted in a decrease of approximately $7.2 million in additional paid-in capital and an increase of approximately $144.4 million to accumulated deficit, as well as a reclassification of 15,155,185 Class A ordinary shares from permanent equity to temporary equity as presented below.

	As Reported
	As Previously
	Restated in the		As
	First Amended Filing	Adjustments	Restated
Balance sheet as of October 6, 2020
Total assets	$751,199,121	$—	$751,199,121
Total liabilities	$80,940,965	$—	$80,940,965
Class A ordinary shares subject to redemption	665,258,150	$151,551,850	$816,810,000
Shareholders’ equity (deficit)
Class A ordinary shares	424	$(424)	$—
Class B ordinary shares	1,078	$—	$1,078
Additional paid-in capital	7,192,687	$(7,192,687)	$—
Accumulated deficit	(2,194,183)	$(144,358,739)	$(146,552,922)
Total shareholders’ equity (deficit)	$5,000,006	$(151,551,850)	$(146,551,844)
Total liabilities, temporary equity and shareholders’ equity (deficit)	$751,199,121	$—	$751,199,121

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

	As Reported
	As Previously
	Restated in the		As
	First Amended Filing	Adjustments	Restated
Balance sheet December 31, 2020
Total assets	$818,368,660	$—	$818,368,660
Total liabilities	$105,487,341	$—	$105,487,341
Class A ordinary shares subject to redemption	707,881,310	$108,928,690	$816,810,000
Shareholders’ equity (deficit)
Class A ordinary shares	545	(545)	—
Class B ordinary shares	1,021	—	1,021
Additional paid-in capital	24,670,251	(24,670,251)	—
Accumulated deficit	(19,671,808)	(84,257,894)	(103,929,702)
Total shareholders’ equity (deficit)	$5,000,009	$(108,928,690)	$(103,928,681)
Total liabilities, temporary equity and shareholders’ equity (deficit)	$818,368,660	$—	$818,368,660

	As Reported
	As Previously
	Restated in the		As
Statement of Operations as of December 31, 2020	First Amended Filing	Adjustments	Restated
Net loss	(19,641,760)	—	(19,641,760)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	78,961,988	(60,133,462)	18,828,526
Basic and diluted net income (loss) per share of Class A ordinary shares	$0.00	$(0.52)	$(0.52)
Weighted average number of shares of shares outstanding, Class A ordinary shares	18,983,377	—	18,983,377
Basic and diluted net loss per share of Class B ordinary shares	$(1.04)	$0.52	$(0.52)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

The Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$816,810,000
Less:
Proceeds allocated to Public Warrants	$(39,745,978)
Class A ordinary shares issuance costs	$(44,871,756)
Plus:
Accretion of carrying value to redemption value	$84,617,734
Class A ordinary shares subject to possible redemption	$816,810,000

Net Income Per Ordinary Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020 and 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(9,780,661)	$(9,861,099)	$—	$(1,853)
Denominator:
Basic and diluted weighted average shares outstanding	18,828,526	18,983,377	—	18,750,000
Basic and diluted net loss per ordinary share	$(0.52)	$(0.52)	$—	$(0.00)

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

Ordinary Shares

The authorized ordinary shares of the Company include up to 300,000,000 shares of Class A ordinary shares and 60,000,000 shares of Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2020, there were 81,681,000 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying balance sheets.

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

8.Warrants

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

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported closing price of the Company’s ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and a current prospectus relating to those ordinary shares is available throughout the 30-day trading period referred to above.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Proposed Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation for the Public Warrants and a modified Black Scholes model for the Private Warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company's statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, December 31, 2019	$—
Derivative liabilities recorded on issuance of derivative warrants	57,753,222
Transfer to Level 1	(39,745,978)
Change in fair value of derivative liabilities	5,448,306
Balance, December 31, 2020	$23,455,550

The fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	October 6, 2020	December 31, 2020
Risk-free interest rate	0.43%	0.49%
Expected life of grants	6 years	5.9 years
Expected volatility of underlying shares	10-30%	10-30%
Dividends	0%	0%

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