Form 10-Q/A
period 2021-09-30
Apollo Strategic Growth Capital
filed 2021-11-29
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 1(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 26, 2021, there were 81,681,000 Class A ordinary shares, par value $0.00005 per share, and 20,420,250 Class B ordinary shares, par value $0.00005 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

Apollo Strategic Growth Capital (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”, the “Amendment” or this “Form 10-Q/A”), to amend our Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Q3 Form 10-Q”).

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

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 6, 2020 (the “Post-IPO Balance Sheet”), as previously restated in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on June 21, 2021 (the “2020 Form 10-K/A”), (ii) audited financial statements included in the Company’s 2020 Form 10-K/A, (iii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 21, 2021, (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021, and (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Q3 Form 10-Q (collectively, the “Affected Periods”), in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in a Form 10-K/A for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A and in a Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021, and June 30, 2021.

The restatement does not have an impact on its cash position and cash held in the trust account (the “Trust Account”) established in connection with the initial public offering.

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

Internal Control and Disclosure Controls Considerations

Following the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, the Company’s management has concluded that, solely due to the events that led to this Amendment, a material weakness existed solely related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

The material weakness is more fully described in Item 4: Controls and Procedures, contained herein.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Q3 Form 10-Q, as amended to reflect the restatement in connection with the reclassification of the Public Shares as temporary equity. No attempt has been made in this Amendment to update other disclosures presented in the Q3 Form 10-Q, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Financial Statements.
●	Part I – Item 4. Controls and Procedures.
●	Part II – Item 6. Exhibits.

This Amendment replaces the Q3 Form 10-Q.

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. See Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements (Restated)

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

NOTE 2  — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In September 2021, the Company's management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On November 23, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Periods, in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in a Form 10-K/A for the Post-IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A and in a Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021.

Impact of the Restatement

The following tables summarize the effect of the restatement on each of the line items in the financial statements as of the dates and for the periods, indicated:

	As Previously
	Reported	Adjustment	As restated
Balance sheet as of March 31, 2021
Total assets	$818,433,672	$—	$818,433,672
Total liabilities	$85,269,207	$—	$85,269,207
Class A ordinary shares subject to redemption	$728,164,460	$88,645,540	$816,810,000
Shareholders' equity (deficit)
Class A ordinary shares	443	(443)	—
Class B ordinary shares	1,021	—	1,021
Additional paid-in capital	4,387,203	(4,387,203)	—
Retained earnings (accumulated deficit)	611,338	(84,257,894)	(83,646,556)
Total shareholders' equity (deficit)	$5,000,005	$(88,645,540)	$(83,645,535)
Total liabilities, Class A ordinary shares subject to redemption and shareholders' equity (deficit)	$818,433,672	$—	$818,433,672

	As Previously
Statement of Operations – Three Months ended March 31, 2021	Reported	Adjustments	As restated
Net income	20,283,146	—	20,283,146
Basic and diluted weighted average shares outstanding, Class A ordinary shares	81,681,000	81,681,000
Basic and diluted net income per share of Class A ordinary shares	$0.00	$0.20	$0.20
Weighted average number of shares of shares outstanding, Class A ordinary shares	20,420,250	—	20,420,250
Basic and diluted net income per share of Class B ordinary shares	$0.99	$(0.79)	$0.20

	As Previously
	Reported	Adjustment	As restated
Balance sheet June 30, 2021
Total assets	$818,575,847	$—	$818,575,847
Total liabilities	$84,092,934	$—	$84,092,934
Class A ordinary shares subject to redemption	$729,482,910	$87,327,090	$816,810,000
Shareholders’ equity (deficit)
Class A ordinary shares	437	(437)	—
Class B ordinary shares	1,021	—	1,021
Additional paid-in capital	3,068,759	(3,068,759)	—
Retained earnings (accumulated deficit)	1,929,786	(84,257,894)	(82,328,108)
Total shareholders’ equity (deficit)	$5,000,003	$(87,327,090)	$(82,327,087)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$818,575,847	$—	$818,575,847

	As Previously
Statement of Operations – Three Months ended June 30, 2021	Reported	Adjustments	As restated
Net income	1,318,448	—	1,318,448
Basic and diluted weighted average shares outstanding, Class A ordinary shares	81,681,000		81,681,000
Basic and diluted net income per share of Class A ordinary shares	$0.00	$0.01	$0.01
Weighted average number of shares of shares outstanding, Class A ordinary shares	20,420,250	—	20,420,250
Basic and diluted net income per share of Class B ordinary shares	$0.06	$(0.05)	$0.01

	As Previously
Statement of Operations – Six Months ended June 30, 2021	Reported	Adjustments	As restated
Net income	21,601,594	—	21,601,594
Basic and diluted weighted average shares outstanding, Class A ordinary shares	81,681,000		81,681,000
Basic and diluted net income per share of Class A ordinary shares	$0.00	$0.21	$0.21
Weighted average number of shares of shares outstanding, Class A ordinary shares	20,420,250	—	20,420,250
Basic and diluted net income per share of Class B ordinary shares	$1.05	$(0.84)	$0.21

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Form 10-Q/A”) to “we,” “us” or the “Company” refer to Apollo Strategic Growth Capital. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to APSG Sponsor, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Form 10-Q/A and the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on November 26, 2021 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 4. Controls and Procedures (Restated)

Restatement Background

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

On November 23, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Periods, in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in a Form 10-K/A for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A and in a Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to this Amendment, a material weakness existed solely related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Form 10-Q/A are any of the risks described in the Company’s Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Form 10-Q/A, there have been no material changes to the risk factors disclosed in the Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits (Restated)

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A.

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

APOLLO STRATEGIC GROWTH CAPITAL

Date: November 26, 2021	By:	/s/ Sanjay Patel
Name: Sanjay Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 26, 2021	By:	/s/ James Crossen
Name: James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)