Form 10-K
period 2021-12-31
Apollo Strategic Growth Capital
filed 2022-03-01
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non- accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant’s Units began trading on the New York Stock Exchange on October 2, 2020 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on November 23, 2020.

As of March 1, 2022, there were 81,681,000 Class A ordinary shares, $0.00005 par value, and 20,420,250 Class B ordinary shares, $0.00005 par value, issued and outstanding. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was $798,840,180.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination with GBT JerseyCo Limited (“GBT”) or any other initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; and
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this annual report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement (the “Proxy Statement/Prospectus”) included in a Registration Statement on Form S-4 (the “Registration Statement”) that we have filed with the SEC related to our pending business combination with GBT.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described more fully under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “Company,” “our company” or “APSG” are to Apollo Strategic Growth Capital, a Cayman Islands exempted company incorporated with limited liability. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to APSG Sponsor, L.P., a Cayman Islands limited partnership. References to our “initial shareholders” are to the holders of our Class B ordinary shares prior to our initial public offering. References to “Apollo” are to Apollo Asset Management, Inc., a Delaware corporation, and its consolidated subsidiaries. References to “Apollo Funds” are to the private equity, credit and real assets funds (including parallel funds and alternative investment vehicles), partnerships, accounts (including strategic investment accounts), alternative asset companies and other entities for which Apollo provides investment management or advisory services.

Item 1.  Business

Introduction

We are a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations, other than in connection with our search for a business combination, and nominal assets consisting almost entirely of cash.

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

Company History

In October 2008, the Company was formed by Apollo Principal Holdings III, L.P. (“Holdings”) and in August 2020, Holdings transferred its ownership in the Company to our sponsor, APSG Sponsor, L.P. As of March 1, 2022, our sponsor owned 20,345,250 of the 20,420,250 Class B ordinary shares outstanding.

Initial Public Offering

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

GBT Business Combination

On December 2, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with GBT, a company limited by shares incorporated under the laws of Jersey, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, GBT will become our direct subsidiary, with us being renamed “Global Business Travel Group, Inc.” (“PubCo”) and conducting its business through GBT in an umbrella partnership-C corporation structure (an “Up-C structure”). Upon the consummation of the business combination transactions contemplated by the Business Combination Agreement (such transactions, the “Business Combination”, and such consummation, the “Closing”), the existing shareholders of GBT (other than any holders of GBT MIP Shares (as defined below)) (the “Continuing JerseyCo Owners”) will together acquire a majority voting interest in PubCo and maintain a majority economic interest in GBT, and our existing shareholders will own a minority voting interest in PubCo and an indirect minority economic interest in the GBT business.

Pursuant to, and in accordance with the terms, and subject to the conditions, of the Business Combination Agreement, we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware by effecting a deregistration under the Cayman Islands Companies Act (2021 Revision), as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, as amended (the “DGCL”) (such domestication, the “Domestication”). Upon the effectiveness of the Domestication, (a) each issued and outstanding Class A ordinary share of APSG (“Class A ordinary share” or “public share”) will automatically convert into one share of Class A common stock of APSG (“Domesticated Acquiror Class A Common Stock”); (b) each issued and outstanding Class B ordinary share of APSG (“Class B ordinary share,” and together with Class A ordinary shares, “Acquiror Cayman Shares”) will automatically convert into one share of Class X common stock of APSG (“Domesticated Acquiror Class X Common Stock”); (c) each issued and outstanding warrant to purchase one Class A ordinary share (“Acquiror Cayman Warrant”) will automatically convert into one warrant to purchase one share of Domesticated Acquiror Class A Common Stock (“Domesticated Acquiror Warrant”); and (d) each issued and outstanding unit of APSG (“Acquiror Cayman Unit”) will separate automatically into one share of Domesticated Acquiror Class A Common Stock and one-third of one Domesticated Acquiror Warrant. In addition, pursuant to the certificate of incorporation of PubCo (the “Certificate of Incorporation”), upon the Closing, each share of Domesticated Acquiror Class X Common Stock will automatically convert into one share of Domesticated Acquiror Class A Common Stock.

As a result of the foregoing conversions and in connection with the Closing, our existing shareholders will maintain their economic and voting rights in PubCo in the form of Domesticated Acquiror Class A Common Stock. The Continuing JerseyCo Owners, who currently hold voting ordinary shares and non-voting ordinary shares of GBT (collectively, “GBT Ordinary Shares”), preferred shares of GBT (subject to the immediately following sentence) (the “GBT Preferred Shares”) and profit shares of GBT (the “GBT Profit Shares”), will receive voting rights in PubCo in the form of Class B common stock of PubCo (“Domesticated Acquiror Class B Common Stock”) and will maintain their economic rights (but have only certain limited voting rights as described below under “—Proposed Organizational Documents”) in GBT in the form of equity interests of GBT following the Closing designated as “B Ordinary Shares” (“OpCo B Ordinary Shares”). Pursuant to the Business Combination Agreement, at or prior to the Closing, each GBT Preferred Share will be redeemed and cancelled, and, in consideration therefor, the holders of GBT Preferred Shares will receive, at the option of GBT, in its sole discretion, (i) cash in accordance with the terms of GBT’s memorandum of association and articles of association as in effect immediately prior to the Closing or (ii) a number of voting ordinary shares of GBT equal to the amount of cash that such holders of GBT Preferred Shares would have received pursuant to clause (i) above divided by $10.00 or (iii) a combination of the consideration described in clause (i) and (ii). Further, (a) any non-voting management incentive plan shares of GBT (“GBT MIP Shares”) will be redeemed and cancelled and, in consideration therefor, at the option of GBT (but subject to our prior written consent (not to be unreasonably withheld, conditioned or delayed)), the holders thereof will receive either (i) cash equal to the fair market value of such GBT MIP Shares (as determined by the board of directors of GBT) or (ii) a number of shares of Domesticated Acquiror Class A Common Stock and OpCo C Ordinary Shares (as defined below); and (b) each option to purchase GBT MIP Shares (each, a “GBT MIP Option”) that is outstanding immediately prior to the Closing, whether vested or unvested, will be equitably converted based on a deemed $10.00 price per share of Domesticated Acquiror Class A Common Stock into an option to purchase shares of Domesticated Acquiror Class A Common Stock on substantially the same terms and conditions as are in effect with respect to such GBT MIP Option immediately prior to the Closing (each, an “Acquiror Option”) in a manner determined by GBT in consultation with us and consistent with certain U.S. tax regulations.

In addition, in connection with the Closing, PubCo will acquire and hold all equity interests of GBT designated as “A Ordinary Shares” (“OpCo A Ordinary Shares”), which will have pro rata economic rights and all of the voting rights in GBT (subject to certain limited rights of the OpCo B Ordinary Shares described below under “—Proposed Organizational Documents”), and one non-redeemable “Z Ordinary Share” (“OpCo Z Ordinary Share”), which will have no economic or voting rights in GBT, in exchange for a purchase price equal to the sum of (a) the amount of cash available in our trust account following the Special Meeting (as defined below), after deducting the amount required to satisfy any redemptions by our existing shareholders and the amount required to satisfy any unpaid transaction expenses, plus the amount of our cash on hand (outside of the trust account) immediately prior to the Closing, plus (b) the aggregate amount of the PIPE Investment (as defined below), plus (c) the amount of cash actually drawn under any debt financing obtained by us (excluding any loans or other indebtedness or transaction expenses repaid at or prior to the Closing in connection with the transactions contemplated by the Business Combination Agreement, the “Transactions”)) prior to or at the Closing, plus (d) the Acquiror Class B Common Stock Purchase Price (as defined below) (the “Acquiror Subscribed Ordinary Shares Purchase Price”).

The number of OpCo B Ordinary Shares (and corresponding shares of Domesticated Acquiror Class B Common Stock) and shares of Domesticated Acquiror Class A Common Stock (including those underlying the Acquiror Options) issued to the Continuing JerseyCo Owners and former holders of GBT MIP Shares and GBT MIP Options, as well as any Domesticated Acquiror Class A Common Stock issued upon the exercise of any Acquiror Options (as may be permitted by GBT or PubCo) or upon the exchange of any OpCo B Ordinary Shares pursuant to the Exchange Agreement (as described below), are subject to certain adjustments (the “Egencia Adjustments”) in connection with the post-closing equity adjustment (the “Post-Closing Equity Adjustment”) required under the Equity Contribution Agreement, dated as of August 11, 2021, by and among Expedia, Inc., GBT and Juweel Investors Limited entered into in connection with GBT’s acquisition of the Egencia business from an affiliate of Expedia, Inc., EG Corporate Travel Holdings LLC (“Expedia”), if the final determination of the Post-Closing Equity Adjustment has not occurred prior to the Closing; provided, that if GBT and Expedia agree to settle, and do in fact settle, any Post-Closing Equity Adjustment, in whole, for an amount in cash of $5 million or less, then no adjustment will be made.

Earnout

Pursuant to the Business Combination Agreement and on the terms and subject to the conditions thereof, the holders of GBT Ordinary Shares, GBT Preferred Shares, GBT Profit Shares, GBT MIP Shares and certain legacy GBT MIP Options (“GBT Legacy MIP Options”) will also receive an aggregate of 15,000,000 “earnout” shares in the form of equity interests of GBT following the Closing designated as “C Ordinary Shares” (“OpCo C Ordinary Shares”), which will, upon certain post-Closing events described below occurring within five years from Closing (such period, the “Earnout Period”), (a) in the case of the former holders of GBT Ordinary Shares, GBT Preferred Shares and GBT Profit Shares, be converted and re-designated into OpCo B Ordinary Shares, with PubCo issuing such holders shares of Domesticated Acquiror Class B Common Stock, or (b) in the case of holders of GBT MIP Shares and GBT Legacy MIP Options, be redeemed and cancelled, with the holders thereof receiving shares of Domesticated Acquiror Class A Common Stock (clauses (a) and (b), each an “Earnout Achievement Distribution”). If, within the Earnout Period, the volume-weighted average price (the “VWAP”) of Domesticated Acquiror Class A Common Stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, holders of OpCo C Ordinary Shares will receive their applicable Earnout Achievement Distribution with respect to 50% of their OpCo C Ordinary Shares. If, within the Earnout Period, the VWAP of Domesticated Acquiror Class A Common Stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days, holders of OpCo C Ordinary Shares will receive their applicable Earnout Achievement Distribution with respect to the remaining 50% of their OpCo C Ordinary Shares. The earnout may also be deemed triggered if certain consideration thresholds are satisfied in connection with the occurrence of certain change of control events during the Earnout Period. To the extent that the aforementioned triggering events do not occur within the Earnout Period, the applicable OpCo C Ordinary Shares will be forfeited and cancelled for no consideration. The Domesticated Acquiror Class A Common Stock price targets and the number of shares of Domesticated Acquiror Class A Common Stock, shares of Domesticated Acquiror Class B Common Stock and OpCo B Ordinary Shares will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations, reclassifications, combinations or other like changes or transactions with respect to the OpCo B Ordinary Shares, shares of Domesticated Acquiror Class B Common Stock and Domesticated Acquiror Class A Common Stock occurring after the Closing.

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have made customary representations and warranties in the Business Combination Agreement. The parties have also made customary covenants in the Business Combination Agreement that apply to the pre-Closing period, including, among others, covenants with respect to (a) the conduct of business of GBT and its subsidiaries, on the one hand, and our Company, on the other hand, (b) compliance with the notification and reporting requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (c) our submission of an informal briefing paper to the United Kingdom Investment Security Unit in relation to approval of the Transactions under the National Security and Investment Act 2021 (United Kingdom) (the “NSIA”) and notification of the U.K. Secretary of State of the Transactions in accordance with section 14(1) of the NSIA, (d) the non-solicitation by either party of any proposal or offer from any third party relating to a potential competing transaction. The representations, warranties and covenants to be performed at or prior to the Closing will not survive the Closing and (e) GBT’s reasonable best efforts to enter into definitive agreements with Amex Holdco in respect of certain commercial arrangements.

In addition, we and GBT have been jointly preparing, and APSG has been filing with the SEC, mutually acceptable materials which include the proxy statement (the “Proxy Statement”) relating to the special meeting of our shareholders in connection with the Transactions (the “Special Meeting”), and the Registration Statement with respect to the registration under the Securities Act, of the Domesticated Acquiror Class A Common Stock and including the Proxy Statement/Prospectus. We agreed to, through our board of directors, recommend to our existing shareholders that they approve each of the proposals to be put forth at the Special Meeting in connection with the Transactions, including, among others, the approval of the Business Combination Agreement (the “Shareholder Proposals”), unless our board of directors has changed its recommendation in accordance with the express terms of the Business Combination Agreement (a “Modification in Recommendation”).

Conditions to Closing

The Closing is subject to certain conditions, including, among other things, (i) that the approval of the Shareholder Proposals (other than any separate or unbundled advisory proposals as are required to implement the Domestication or the changes to APSG’s amended and restated memorandum and articles of association) has been obtained; (ii) the expiration or termination of any applicable waiting period under the HSR Act (which expired at 11:59 p.m. Eastern Time on January 18, 2022) and receipt of approval from (or a notification or final notification that no further action will be taken by) the U.K. Secretary of State pursuant to the NSIA (including a notification by the U.K. Secretary of State that no further action will be taken in relation to the transaction, or final notification by the U.K. Secretary of State that no further action will be taken by the NSIA in relation to a call-in notice in respect of the transaction) (which was received on February 23, 2022); (iii) that the amount of available cash at Closing, including the amount in our trust account (net of APSG Share Redemption (as defined below), our cash on hand (outside the trust account) and the aggregate gross purchase price received by us in connection with the PIPE Investment, is at least $300 million (which is only a condition in favor of GBT, but cannot be waived without our prior written consent (such consent to not be unreasonably withheld, conditioned or delayed)); (iv) satisfaction of covenant and representation and warranty bring-down conditions and receipt of certificates from each party certifying the satisfaction of such conditions; (v) the absence of any law or order that would prohibit or make illegal the Transactions; (vi) the absence of a Company Material Adverse Effect or an Acquiror Material Adverse Effect (as each is defined in the Business Combination Agreement); (vii) the approval of the listing of Domesticated Acquiror Class A Common Stock on the New York Stock Exchange; (viii) the effectiveness of the Domestication; (ix) APSG’s net tangible assets not being less than $5,000,001; and (x) the effectiveness of the Proxy Statement/Prospectus. To the extent permitted by law (and subject to the limitation described in clause (iii) above), the conditions in the Business Combination Agreement may be waived by the parties thereto.

Termination Rights

The Business Combination Agreement may be terminated by either us or GBT at any time prior to Closing as follows: (a) by mutual written consent of us and GBT; (b) by either us or GBT if any applicable government entity enacted, issued, promulgated, enforced or entered any order which has become final and non-appealable and has the effect of enjoining or prohibiting the consummation of the Business Combination, or if a law is adopted that permanently makes consummation of the Business Combination illegal or otherwise prohibited; (c) by either us or GBT if approval of the Shareholder Proposals is not obtained by reason of the failure to obtain the required vote at the Special Meeting or any adjournment or postponement thereof; (d) by GBT prior to us obtaining approval of the Shareholder Proposals at the Special Meeting if there has been a Modification in Recommendation; (e) by either us or GBT if the other party breaches any of its representations, warranties, covenants or agreements such that the conditions to Closing relating to the representations, warranties and covenants of such other party would not be satisfied at the Closing (subject to a cure period), so long as the terminating party is not then in material breach of its representations, warranties, covenants or agreements such that the conditions to the obligations of the other party would not be satisfied at the Closing; or (f) by either us or GBT if the Closing has not occurred on or before August 2, 2022.

The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Business Combination Agreement. The Business Combination Agreement has been included as Exhibit 2.1 to provide investors with information regarding its terms and is not intended to provide any other factual information about APSG, GBT or any other person or entity. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in APSG’s public disclosures.

Proposed Organizational Documents

Following the Closing, the rights of holders of Domesticated Acquiror Class A Common Stock and Domesticated Acquiror Class B Common Stock will be governed by the Proposed Charter and the Bylaws of PubCo (the “Proposed Bylaws”). The Proposed Charter contains provisions related to the Egencia Adjustments and exchanges under the Exchange Agreement (as defined below). Pursuant to the Proposed Charter, PubCo will elect not to be governed by Section 203 of the DGCL. The Proposed Charter will, however, include provisions similar to Section 203 of the DGCL that generally prohibit PubCo from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder becomes an interested stockholder, unless (i) such person became an interested stockholder as a result of a transaction approved by the PubCo board of directors (other than the Business Combination), (ii) such person acquired at least 85% of PubCo’s voting stock (excluding shares owned by officers and directors of PubCo and employee stock plans) in the transaction by which such person became an interested stockholder or (iii) such transactions are approved by the PubCo board of directors and the affirmative vote of at least two-thirds of PubCo’s outstanding voting stock (other than such stock owned by the interested stockholder). In general, a person and its affiliates and associates will be an “interested stockholder” under the Proposed Charter if such person (a) holds at least 15% of PubCo’s voting stock or is an affiliate or associate of PubCo and (b) held at least 15% of PubCo’s voting stock at any time during the three-year period preceding the date on which it is sought to be determined whether such person is an interested stockholder; however, a person that acquires greater than 15% of PubCo’s voting stock solely as a result of actions taken by PubCo will not be an interested stockholder unless such person thereafter acquires additional shares of voting stock other than as a result of further corporate action not caused by such person. Further, the foregoing restrictions will not apply if the business combination is with a person who became an interested stockholder as a result of the Business Combination (provided such person does not acquire more than an additional 1% of the outstanding shares of PubCo’s voting stock after the date of the Closing). The Proposed Charter generally contains customary provisions for the certificate of incorporation of a publicly traded company, including provisions for a classified board of directors. The Proposed Bylaws generally contain customary provisions for the bylaws of a publicly traded company.

Following the Closing, the rights of holders of OpCo A Ordinary Shares, OpCo B Ordinary Shares, Opco C Ordinary Shares and OpCo Z Ordinary Shares will be governed by the Fourth Amended & Restated Memorandum of Association of GBT and the Third Amended & Restated Articles of Association of GBT (collectively, the “GBT Amended and Restated M&A”). The GBT Amended and Restated M&A will, among other things, modify GBT’s capital structure by reorganizing the different classes of shares currently held by the shareholders of GBT into new OpCo B Ordinary Shares and authorizing new OpCo A Ordinary Shares (which will be issued to PubCo), OpCo C Ordinary Shares (which will be issued to the Continuing JerseyCo Owners and certain other persons as described above) and the OpCo Z Ordinary Share (which will be issued to PubCo). OpCo A Ordinary Shares will be substantially the same as OpCo B Ordinary Shares, except that only OpCo A Ordinary Shares, all of which will be held by PubCo, will have the right to vote on matters on which members of GBT generally are entitled to vote, including in the election of the board of directors of GBT. By contrast, OpCo B Ordinary Shares and OpCo C Ordinary Shares will have the right to vote only on specific matters as to which they are entitled to vote as a separate class under Jersey law. Pursuant to the Shareholders Agreement (as defined below), however, the Continuing JerseyCo Owners will appoint PubCo as their attorney-in-fact to, among other things, execute (x) written resolutions in their capacities as holders of OpCo B Ordinary Shares and OpCo C Ordinary Shares, as applicable, and (y) instruments appointing PubCo as their proxy to vote such shares, in each case on all such matters as to which a vote or written resolution of the holders of such shares is required by law, other than matters that relate specifically and solely to the rights, priorities and privileges of the OpCo B Ordinary Shares or the OpCo C Ordinary Shares, as applicable, or matters that have a disproportionate adverse effect on the OpCo B Ordinary Shares or the OpCo C Ordinary Shares, as applicable, as compared to any other class or series. The GBT Amended and Restated M&A will contain corollary provisions giving effect to these arrangements. The OpCo Z Ordinary Share does not have the right to vote and is non-redeemable by GBT under the GBT Amended and Restated M&A.

PIPE Subscription Agreements

On December 2, 2021, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “PIPE Subscription Agreements”) with certain strategic and institutional investors, including the Sponsor (as defined below) (collectively, the “PIPE Investors”), pursuant to which, among other things, and on the terms and subject to the conditions set forth therein, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such PIPE Investors, immediately prior to the Closing, an aggregate of 33,500,000 shares of Domesticated Acquiror Class A Common Stock at a cash purchase price of $10.00 per share for an aggregate purchase price equal to $335 million (the “PIPE Investment”). Of the 33,500,000 shares of Domesticated Acquiror Class A Common Stock to be issued pursuant to the PIPE Subscription Agreements, the Sponsor has agreed to purchase 2,000,000 shares of Domesticated Acquiror Class A Common Stock on the same terms and conditions as the other PIPE Investors at a price of $10.00 per share. The PIPE Subscription Agreements contain customary representations, warranties, covenants and agreements of the Company and the PIPE Investors and are subject to customary closing conditions, including the substantially concurrent consummation of the Business Combination.

Pursuant to the PIPE Subscription Agreements, PubCo is required to submit or file with the SEC, within (i) 30 calendar days after the Closing or (ii) 90 calendar days following PubCo’s most recent fiscal year end if audited financials for the year ended December 31, 2021 are required to be included, a registration statement on Form S-1 or Form S-3, as applicable (“Shelf”), covering the resale of the Domesticated Acquiror Class A Common Stock issued pursuant to the PIPE Subscription Agreements and to use its commercially reasonable efforts to have such Shelf declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) 60 calendar days (or 90 calendar days if the SEC notifies PubCo that it will “review” the Shelf) after the filing thereof and (ii) the 10th business day after the date PubCo is notified (orally or in writing, whichever is earlier) by the SEC that the Shelf will not be “reviewed” or will not be subject to further review. The PIPE Subscription Agreements will terminate and be void with no further force or effect upon the earliest to occur of: (a) such date and time as the Business Combination Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to the PIPE Subscription Agreement and GBT; or (c) if the applicable PIPE Investment has not been consummated within 10 months after the date thereof, other than as a result of breach by the terminating party.

Acquiror Class B Common Stock Subscription Agreement

In connection with the Business Combination Agreement, PubCo and GBT will enter into a subscription agreement (the “Acquiror Class B Common Stock Subscription Agreement”) pursuant to which PubCo will issue and sell to GBT, and GBT will subscribe for and purchase from PubCo, shares of Domesticated Acquiror Class B Common Stock (the “GBT Subscription”) in exchange for the amount which equals the product of (a) $0.0001 per share and (b) the aggregate number of shares of Domesticated Acquiror Class B Common Stock to be subscribed for by GBT (the “Acquiror Class B Common Stock Purchase Price”).

Acquiror Subscribed Ordinary Shares Subscription Agreement

In connection with the Business Combination Agreement, GBT and PubCo will enter into a subscription agreement (the “Acquiror Subscribed Ordinary Shares Subscription Agreement”) pursuant to which GBT will issue and sell to PubCo, and PubCo will subscribe for and purchase from GBT, OpCo A Ordinary Shares and one OpCo Z Ordinary Share in exchange for the Acquiror Subscribed Ordinary Shares Purchase Price.

Acquiror Class B Common Stock Distribution Agreement

In connection with the Business Combination Agreement, GBT and the Continuing JerseyCo Owners will enter into a distribution agreement (the “Acquiror Class B Common Stock Distribution Agreement”) pursuant to which, following the GBT Subscription, GBT will distribute to the Continuing JerseyCo Owners, and each Continuing JerseyCo Owner will accept from GBT, the shares of Domesticated Acquiror Class B Common Stock that GBT acquired in connection with the GBT Subscription, in partial consideration for the redemption and cancellation of the GBT Ordinary Shares held by the Continuing JerseyCo Owners.

Sponsor Support Agreement

In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, members of our board of directors and management (the “Insiders”) and GBT entered into a support agreement (the “Sponsor Support Agreement”). Pursuant to the Sponsor Support Agreement, the Sponsor and each Insider agreed to, among other things, vote or cause to be voted, all of the Acquiror Cayman Shares beneficially owned by it, at the Special Meeting: (i) in favor of all the Shareholder Proposals, (ii) against any competing transaction, (iii) against any change in the business, our management or our board of directors that would reasonably be expected to adversely affect our ability to consummate the Transactions or is otherwise inconsistent with any of our obligations under the Business Combination Agreement, and (iv) against any other proposal, agreement or action that would reasonably be expected to (a) impede, frustrate, prevent or nullify, or materially delay or materially impair our ability to perform our obligations under, any provision of the Business Combination Agreement or the transaction documents, (b) result in any of the conditions to Closing not being satisfied or (c) result in our breach of any covenant, representation or warranty or other obligation or agreement under the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Sponsor or the Insiders contained in the Sponsor Support Agreement. The Sponsor and each Insider also agreed not to redeem any of the Acquiror Cayman Shares beneficially owned by them in connection with the Transactions or sell any of their Acquiror Cayman Shares, Acquiror Cayman Units or Acquiror Cayman Warrants (other than to certain permitted transferees) during the pre-Closing period. Further, the Sponsor and each Insider have agreed to comply with certain provisions of the Business Combination Agreement, including the provisions regarding non-solicitation, confidentiality and publicity, as if they were APSG with respect to such provisions, and to execute and deliver all documents and take all actions reasonably necessary by them for us to comply with its obligations relating to regulatory approvals in the Business Combination Agreement.

Sponsor Side Letter

In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, the Insiders, APSG and GBT entered into a letter agreement (the “Sponsor Side Letter”). Pursuant to the Sponsor Side Letter, the Sponsor and each Insider has agreed not to transfer (other than to certain permitted transferees) (i) any shares of Domesticated Acquiror Class A Common Stock issued to each of them at the Closing, until the earlier to occur of (a) one year following the Closing and (b) (x) the date on which the last reported sale price of the Domesticated Acquiror Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) the date on which PubCo completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their shares for cash, securities or other property; and (ii) any of the Domesticated Acquiror Warrants (or any shares of Domesticated Acquiror Class A Common Stock issued or issuable upon exercise of the Domesticated Acquiror Warrants) issued to each of them at the Closing until 30 days after the Closing.

In addition, pursuant to the Sponsor Side Letter, the Sponsor has agreed that 13,631,318 of the shares of Domesticated Acquiror Class A Common Stock issued to the Sponsor at the Closing (the “Sponsor Shares”) will immediately vest without restrictions and 6,713,932 of the Sponsor Shares will be deemed unvested subject to certain triggering events to occur within five years from Closing (such period, the “Sponsor Side Letter Vesting Period”). If, within the Sponsor Side Letter Vesting Period, the VWAP of Domesticated Acquiror Class A Common Stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, 3,356,966 of the unvested Sponsor Shares will vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Domesticated Acquiror Class A Common Stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days, the remaining 3,356,966 of the unvested Sponsor Shares will vest. The Sponsor Shares may also be deemed vested if certain consideration thresholds are satisfied in connection with the occurrence of certain change of control events during the Sponsor Side Letter Vesting Period. To the extent that either of the aforementioned triggering events do not occur within the Sponsor Side Letter Vesting Period, such Sponsor Shares will be forfeited and surrendered to PubCo. The number of shares and the price targets listed above will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations, reclassifications, combinations or other like changes or transactions with respect to the Domesticated Acquiror Class A Common Stock occurring after the Closing.

Company Holders Support Agreement

In connection with the Business Combination Agreement, on December 2, 2021, the Continuing JerseyCo Owners and GBT entered into a support agreement (the “Company Holders Support Agreement”). Pursuant to the Company Holders Support Agreement, each of the Continuing JerseyCo Owners agreed to, among other things, during the pre-Closing period, execute, deliver or otherwise grant any action by written consent, special resolution or other approval, or vote or cause to be voted at any meeting of shareholders of GBT: (i) in favor of any such consent, resolution or other approval, as may be required under the organizational documents of GBT or applicable law or otherwise sought with respect to the Business Combination Agreement or the Transactions (including in order to effect the transactions set forth in Section 2.1 of the Business Combination Agreement) and (ii) against any competing transaction and any other proposal, agreement or action that would reasonably be expected to (a) prevent or nullify, or materially delay or materially impair the ability of GBT to perform its obligations under, any provision of the Business Combination Agreement or the transaction documents, (b) result in any of the conditions to Closing not being satisfied or (c) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Continuing JerseyCo Owners contained in the Company Holders Support Agreement. Each of the Continuing JerseyCo Owners also agreed not to sell any of its GBT Ordinary Shares, GBT Preferred Shares or GBT Profit Shares (other than to certain permitted transferees) during the pre-Closing period. Further, each Continuing JerseyCo Owner has agreed to comply with certain provisions of the Business Combination Agreement, including the provisions regarding non-solicitation and publicity, as if they were GBT with respect to such provisions, and to execute and deliver on the date of Closing, the Shareholders Agreement, the Acquiror Class B Common Stock Distribution Agreement, the Exchange Agreement (as defined below) and the Amended and Restated Registration Rights Agreement (as defined below).

Additionally, each Continuing JerseyCo Owner has agreed not to transfer, until the 180th day following the date of Closing (the “UW Lock-Up Release Date”), any equity securities of PubCo or GBT (subject to certain permitted exceptions); provided, that if the final determination of the Post-Closing Equity Adjustment has not occurred prior to the expiration of the UW Lock-Up Release Date, then each Continuing JerseyCo Owner agrees to retain and not transfer at least 5% of each class of securities of each of PubCo and GBT (subject to certain permitted exceptions) that it receives in connection with the Closing, from the UW Lock-Up Release Date until the completion of the implementation of the adjustments set forth in the Business Combination Agreement in connection with the Post-Closing Equity Adjustment.

Amex Holdco and its affiliates have also agreed to use their reasonable best efforts to enter into definitive agreements with GBT in respect of certain commercial arrangements.

Amended and Restated Registration Rights Agreement

At the Closing, PubCo, the Sponsor, the Insiders and the Continuing JerseyCo Owners (collectively, the “Holders”) will enter into an amended and restated registration rights agreement pursuant to which, among other things, PubCo will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Domesticated Acquiror Class A Common Stock and other equity securities of PubCo that are held by the Holders from time to time (the “Amended and Restated Registration Rights Agreement”). Pursuant to the Amended and Restated Registration Rights Agreement, PubCo will be required to submit or file with the SEC, within (i) 30 calendar days after the Closing or (ii) 90 calendar days following PubCo’s most recent fiscal year end if audited financials are required to be included, a Shelf covering the issuance and the resale of all such registrable securities on a delayed or continuous basis, and to use its commercially reasonable efforts to have such Shelf declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) 60 calendar days (or 90 calendar days if the SEC notifies PubCo that it will “review” the Shelf) after the filing thereof and (ii) the 10th business day after the date PubCo is notified (orally or in writing, whichever is earlier) by the SEC that the Shelf will not be “reviewed” or will not be subject to further review.

When an effective Shelf is on file with the SEC, the Sponsor and the Insiders may collectively demand not more than one underwritten shelf takedown per fiscal quarter and each Continuing JerseyCo Owner may demand not more than one underwritten shelf takedown per fiscal quarter, in each case, subject to certain customary limitations set forth in the Amended and Restated Registration Rights Agreement, including the right of the underwriters to limit the number of securities to be included in an underwritten offering and PubCo’s right to delay or withdraw a registration statement under certain circumstances. The Holders will also be entitled to certain piggyback registration rights and indemnification rights.

Exchange Agreement

At the Closing, PubCo, GBT and the Continuing JerseyCo Owners will enter into an exchange agreement (the “Exchange Agreement”), giving the Continuing JerseyCo Owners (or certain of their permitted transferees) the right, on the terms and subject to the conditions of the Exchange Agreement, to exchange their OpCo B Ordinary Shares (with automatic surrender for cancellation of an equal number of shares of Domesticated Acquiror Class B Common Stock) for shares of Domesticated Acquiror Class A Common Stock on a one-for-one basis, subject to customary adjustments for stock splits, dividends, reclassifications and other similar transactions or, in certain limited circumstances, at the option of a committee of PubCo’s board consisting solely of independent and disinterested (with respect to any particular exchange) members (the “Exchange Committee”), for cash (based on the VWAP of Domesticated Acquiror Class A Common Stock for the five trading day period ending on the trading day immediately preceding the applicable exchange date). In addition, to preserve the contemplated Up-C structure, the Exchange Agreement provides that PubCo and GBT will take (or, in some cases, forbear from taking) various actions, as necessary to maintain a one-to-one ratio between the number of issued and outstanding (x) Domesticated Acquiror Class A Common Stock (and equivalents) and the OpCo A Ordinary Shares and (y) Domesticated Acquiror Class B Common Stock and the OpCo B Ordinary Shares. For example, the Exchange Agreement provides that, if PubCo issues or sells additional shares of Domesticated Acquiror Class A Common Stock, PubCo will contribute the net proceeds of such issuance and sale to GBT, and GBT will issue to PubCo an equal number of OpCo A Ordinary Shares. Similarly, the Exchange Agreement provides that neither PubCo nor GBT may effect any subdivision or combination of any of its equity securities unless the other effects an identical subdivision or combination of the corresponding class of its equity securities.

Shareholders Agreement

At Closing, PubCo, GBT, American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex HoldCo”), Juweel Investors (SPC) Limited (“Juweel”) and Expedia will enter into a shareholders agreement (the “Shareholders Agreement”). The Shareholders Agreement will set forth certain agreements with respect to, among other matters, transfers of equity securities of PubCo and GBT, the governance of PubCo and GBT, tax distributions that GBT will make to PubCo and the Continuing JerseyCo Owners and certain information rights of the Continuing JerseyCo Owners.

The Shareholders Agreement will set forth various restrictions, limitations and other terms governing the Continuing JerseyCo Owners’ transfer of equity securities of PubCo and GBT (other than, in most circumstances, the OpCo A Ordinary Shares). Among other matters, and subject to certain terms, conditions and exceptions, the Shareholders Agreement generally will prohibit transfers of such equity securities to certain specified restricted persons, as well as transfers that would violate applicable securities laws or cause GBT to be treated other than as a pass-through entity for U.S. federal income tax purposes.

The Shareholders Agreement will specify the initial composition of the PubCo board of directors, effective immediately upon the Domestication and Closing. PubCo will agree with each Continuing JerseyCo Owner (on a several basis), following the Closing, to take all necessary action within its control to cause its board to have eleven directors, consisting of the Chief Executive Officer, two Amex HoldCo nominees, two Juweel nominees, one Expedia nominee and, for as long as the director designated by the Sponsor is serving on the board, four independent nominees nominated by the board’s nominating and governance committee, and, following the conclusion of the Sponsor designee’s service on the board, five such nominees. If Amex HoldCo or Juweel ceases to own at least 15% of PubCo’s issued shares, it will thereafter have the right to nominate only one director, and if any Continuing JerseyCo ceases to own at least 5% of PubCo’s issued shares, it will thereafter have no right to nominate a director, except that Amex HoldCo will continue to have the right to nominate director for so long as PubCo is a “controlled entity” under the Bank Holding Company Act.

The Shareholders Agreement will also require (subject to certain specified conditions and exceptions including those described below) the approval of each Continuing JerseyCo Owner for PubCo or its subsidiaries to take certain actions, including:

●	Other than in accordance with the Proposed Charter or pursuant to an issuer tender offer or share repurchase program that, in each case, was approved by PubCo’s board of directors , the redemption, cancellation or repayment of PubCo’s or GBT’s equity securities, other than on a pro rata basis;
●	Dividends or distributions, other than on a pro rata basis;

●	Share exchanges, splits, combinations and similar actions with respect to one or more, but not all, classes or series of PubCo or GBT shares;
●	Amendments to GBT’s organizational documents that relate specifically and solely to rights, priorities or privileges of the OpCo B Ordinary Shares or the OpCo C Ordinary Shares, as applicable, or have a disproportionate adverse effect on such shares as compared to any other class or series of shares, and do not require a separate class vote of the holders of such shares; or
●	Any agreement or commitment to do any of the foregoing.

In general, the foregoing approval right of a Continuing JerseyCo Owner will terminate if such Continuing JerseyCo Owner ceases to own at least 10% of the issued shares of PubCo’s stock; however, an amendment of GBT’s organizational documents of the type described in the fourth bullet in the preceding sentence will require the approval of any Continuing JerseyCo Owner to which such amendment is materially adverse, regardless of such Continuing JerseyCo Owner’s percentage ownership of PubCo’s stock at such time. The foregoing approval rights do not apply to actions that PubCo or JerseyCo undertake to effect an Egencia Adjustment or that they are authorized to undertake pursuant to the Exchange Agreement.

Each Continuing JerseyCo Owner will appoint PubCo as its attorney-in-fact to, among other things, execute (x) written resolutions in their capacities as holders of OpCo B Ordinary Shares and OpCo C Ordinary Shares, as applicable, and (y) instruments appointing PubCo as their proxy to vote such shares, in each case on all such matters as to which a vote or written resolution of the holders of such shares is required by law, other than matters that relate specifically and solely to the rights, priorities and privileges of the OpCo B Ordinary Shares or the OpCo C Ordinary Shares, as applicable, or matters that have a disproportionate adverse effect on the OpCo B Ordinary Shares or the OpCo C Ordinary Shares, as applicable, as compared to any other class or series.

The Shareholders Agreement will require GBT to make pro rata cash distributions to GBT’s shareholders, including PubCo, in amounts intended to be sufficient to enable PubCo to satisfy its liabilities for taxes, as reasonably determined by the board of directors of GBT.

The Shareholders Agreement will require PubCo and GBT to provide the Continuing JerseyCo Owners, for their financial planning processes, certain financial information beyond that which PubCo will make available publicly in its periodic reports filed with the SEC.

Business Strategy; Acquisition Criteria

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the public markets.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but to the extent our pending Business Combination with GBT is not consummated and we search for other acquisition opportunities, we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. While we have used these criteria and guidelines in evaluating opportunities such as our pending Business Combination with GBT, we may decide to enter into an initial business combination with another target business that only meets some but not all of these criteria and guidelines. In the event that we do not consummate the pending Business Combination with GBT and decide to enter into our initial business combination with another target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

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

If we do not consummate the pending Business Combination with GBT, we may also pursue an acquisition opportunity jointly with our sponsor, Apollo, or one or more of its affiliates, one or more Apollo Funds and/or investors in the Apollo Funds, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class B ordinary shares will convert into Class A ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our sponsor nor Apollo, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential business combinations.

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

After consideration of the factors identified and discussed in the section of the Proxy Statement/Prospectus captioned “APSG’s Board’s Reasons for Approval of the Business Combination,” including the financial analysis of GBT conducted by APSG and its advisors generally used to approve the transaction, our board of directors determined that GBT had a fair market value of at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting commissions held in the trust account and taxes payable on the income earned on the trust account) at the time of execution of the Business Combination Agreement.

Sourcing of Potential Business Combination Targets

Certain members of our management team and directors, including those who are affiliated with Apollo have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for one or more entities, including Apollo Funds, to the respective investment committees of such entities or funds prior to presenting such opportunities to us regardless of the capacity in which they are made aware of such opportunities. This may impede our ability to acquire a target business that would be attractive to us. Our amended and restated memorandum and articles of association provides that to the maximum extent permitted by applicable law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and another entity, including any Apollo entity, about which any member of our management team or director acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. We cannot guarantee that any opportunity that would be suitable for us will not be pursued by another entity, including Apollo or an Apollo Fund, or that any opportunity that is passed upon by such other entity will be referred to us in a timely manner or at all.

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

As discussed herein and in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she is required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer GBT, and if the pending Business Combination with GBT is not consummated, any other target businesses, an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their ordinary shares in the target business for Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, GBT or if the pending Business Combination with GBT is not consummated, any other target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe such business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for a business combination initially in the amount of up to $788,221,650, after payment of $28,588,350 of deferred underwriting commissions, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our pending Business Combination with GBT using the sources discussed under “—GBT Business Combination.” If the pending Business Combination with GBT is not consummated, we intend to effectuate any other initial business combination, using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

After consideration of the factors identified and discussed in the section of the Proxy Statement/Prospectus captioned “APSG’s Board’s Reasons for Approval of the Business Combination,” including the financial analysis of GBT conducted by APSG and its advisors generally used to approve the transaction, our board of directors determined that GBT had a fair market value of at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting commissions held in the trust account and taxes payable on the income earned on the trust account) at the time of execution of the Business Combination Agreement.

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

If the pending Business Combination with GBT is not consummated, the time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, will not be currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company may pay underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finder’s fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees or other compensation to Apollo, our sponsor, our directors, members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the management of GBT, when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve our Initial Business Combination

If the pending Business Combination with GBT is not consummated, we may conduct redemptions without a shareholder vote in connection with another initial business combination, pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

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

Permitted Purchases of our Securities

We are seeking shareholder approval of our pending Business Combination with GBT. In the event that the pending Business Combination with GBT is not consummated and we conduct redemptions in connection with another proposed business combination pursuant to the tender offer rules, our initial shareholders, Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

As discussed in our Proxy Statement/Prospectus, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us as permitted withdrawals, divided by the number of then outstanding public shares, subject to the limitations described herein (such redemption, the “APSG Share Redemption”). The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares held by them and any public shares held by them in connection with our initial business combination (the “letter agreement”).

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

As discussed in our Proxy Statement/Prospectus, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target business in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of our outstanding ordinary shares representing a majority of the voting power of all of our outstanding ordinary shares entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their Class B ordinary shares and any public shares purchased in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ Class B ordinary shares, we would need 30,630,376, or 37.5%, of the 81,681,000 public shares sold to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into the letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares and any public shares held by them in connection with our initial business combination.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” are required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation or tender offer materials (as applicable) that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have until 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 24 months from the closing of the Initial Public Offering but have not completed our initial business combination within such 24-month period (the “completion window”) to complete our initial business combination, including the pending Business Combination with GBT. If we are unable to complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated memorandum and articles of association, such an amendment would need to be approved by the affirmative vote of the holders of at least 65% of all then outstanding ordinary shares.

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

Apollo, our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, may serve as a finder or provide other services for which they may be paid underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finder’s fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees by the company for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Further, commencing on the date our securities are first listed on the NYSE, we pay an amount equal to $16,667 per month, for up to 27 months, to our sponsor for office space, utilities, secretarial support and administrative services provided to us.

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

Facilities

Our executive offices are located at 9 West 57th Street, 43rd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. The cost for our use of this space is included in the $16,667 per month, for up to 27 months, we pay to our Sponsor for office space, utilities, secretarial support and administrative services.

Human Capital Management

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on the stage of the business combination process we are in.

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

We are required to evaluate our internal control procedures beginning with the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act and to have our internal control procedures audited. GBT is not and any other target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.     Risk Factors

An investment in our securities involves a high degree of risk. In addition to the risks described below, you should consider carefully the risks and uncertainties related to the pending Business Combination with GBT included in the Proxy Statement/Prospectus, including the risks factors relating to GBT’s business and industry, GBT’s dependence on third parties, GBT’s employee matters and growth, and GBT’s intellectual property, information technology, data security and privacy, before making an investment decision. If any of the risks and uncertainties occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including, but not limited to, risks associated with:

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	being a company with no operating history and no revenues;
●	our ability to complete our initial business combination, including the pending Business Combination with GBT, including risks arising from the uncertainty resulting from the novel coronavirus (the “COVID-19”) pandemic;
●	our public shareholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window, including the pending Business Combination with GBT;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional Class A ordinary shares in connection with a business combination that may dilute the interest of our shareholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our success in retaining or recruiting, or changes required in, our officers or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;

●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of Acquiror Cayman Warrants;
●	our ability to redeem unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated memorandum and articles of association and Cayman Islands law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

Risks Relating to the Consummation of, or Inability to Consummate, an Initial Business Combination

Our public shareholders may not be afforded an opportunity to vote on our pending business combination, and even if we hold a shareholder vote, holders of our Class B ordinary shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support that combination.

We will hold a shareholder vote to approve our pending Business Combination with GBT. However, if the pending Business Combination with GBT is not consummated, we may choose not to hold a shareholder vote to approve another potential initial business combination if such business combination would not require shareholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Class B ordinary shares will participate in the vote on such shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we complete. Please see “Item 1. Business—Shareholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any Class B ordinary shares and any Class A ordinary shares held by them in favor of the pending Business Combination with GBT or in favor of another target business with which we ultimately consummate a business combination. As a result, in addition to our initial shareholders’ Class B ordinary shares, we would need 30,630,376, or 37.5%, of the 81,681,000 public shares sold in in the Initial Public Offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted and the option to purchase additional Units is not exercised) in order to have such initial business combination approved. We expect that our initial shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders and their permitted transferees agreed to vote their Class B ordinary shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if the pending Business Combination with GBT is not consummated, and we do not seek shareholder approval with respect to another potential initial business combination, your only opportunity to affect the investment decision regarding such business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to complete an initial business combination, the per share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window, including the pending Business Combination with GBT. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

If the pending Business Combination with GBT does not close, we may not be able to find another suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.”

If we seek shareholder approval of our initial business combination, our initial shareholders, sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

In connection with the pending Business Combination with GBT, our initial shareholders, sponsors, directors, officers, advisors or their affiliates may purchase shares or Acquiror Cayman Warrants in privately negotiated transactions or in the open market either prior to or following the consummation of the pending Business Combination with GBT, although they are under no obligation to do so. However, other than as expressly stated in our Proxy Statement/Prospectus, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

If the pending Business Combination with GBT is not consummated and if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with the pending Business Combination with GBT or a business combination with another target, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

In connection with the pending Business Combination with GBT or if the pending Business Combination with GBT is not consummated and if we seek shareholder approval of a business combination with another target and we do not conduct redemptions in connection with such initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If we succeed in effecting the pending Business Combination with GBT, there will likely be significant competition from GBT’s competitors. We cannot assure you that, subsequent to the pending Business Combination, we will have the resources or ability to compete effectively. In the event that the pending Business Combination with GBT is not consummated, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a shareholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

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

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as of December 31, 2021, only approximately $161,277 was available to us outside the trust account to fund our working capital requirements. The amount held in the trust account will not be impacted as a result of such increase or decrease. If our other sources of working capital are insufficient, we will depend on loans from our sponsor or management team or a third party to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, it could limit the amount available to fund our search for a target business and we may be unable to complete our initial business combination. We could also be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, including GBT, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our ability to consummate a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide, and could potentially adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our ability to consummate a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of GBT or another target business with which we ultimately consummate a business combination, may be materially adversely affected.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

In the event that the pending Business Combination with GBT is not consummated, we may seek to complete a business combination with an operating company in any industry, sector or location. However, we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value of their securities.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 300,000,000 Class A ordinary shares, par value $0.00005 per share, 60,000,000 Class B ordinary shares, par value $0.00005 per share, and 1,000,000 undesignated preferred shares, par value $0.00005 per share. As of December 31, 2021, there were 218,319,000 and 39,579,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account Class A ordinary shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of Class B ordinary shares. Our Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of completion of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021, there were no preferred shares issued and outstanding. Our Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

Due to additional ordinary share issuances, if the pending Business Combination with GBT is consummated, our shareholders will experience dilution. If the pending Business Combination with GBT is not consummated, we may issue a substantial number of additional ordinary shares or preferred shares to complete another proposed initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of completion of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preferred shares:

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

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company such as GBT. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public shareholders would consider favorable.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public shareholders would find favorable.

In order to effectuate our initial business combination, we may seek to amend our amended and restated memorandum and articles of association or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that some of our shareholders or warrant holders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their constitutional documents and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our initial business combination though amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law.

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

Some other blank check companies have a provision in their constitutional documents which prohibits the amendment of certain of its constitutional provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein), but excluding the provisions of the articles relating to the election or removal of directors and continuation of the company in a jurisdiction outside the Cayman Islands, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares as of the date of this annual report, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which governs our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals, divided by the number of then outstanding public shares. These agreements are contained in the letter agreement, that we have entered into with our sponsor, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

If the pending Business Combination with GBT is consummated, we will, and if we consummate an initial business combination with another target, we may, relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPAC”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”). In the Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants included in units and private placement warrants may result in the classification of these financial instruments as a liability as opposed to equity. We reviewed the Staff Statement and have been accounting for the 39,451,134 warrants issued in connection with our Initial Public Offering (including the 27,227,000 Acquiror Cayman Warrants in the Initial Public Offering and the 12,224,134 Private Placement Warrants) and any warrants issued to our Sponsor upon conversion of loans in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021 solely related to our accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the Staff Statement and the conclusion that the classification of $5,000,001 in permanent equity was not appropriate and that the public shares should be reclassified as temporary equity, our management concluded that, a material weakness exists in our internal controls over financial reporting, solely related to our accounting for complex financial instruments.

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

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal controls over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and in the event our pending Business Combination with GBT is not consummated, it may require more time, more effort and more resources to identify another suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Relating to the Pending Business Combination with GBT

The pending Business Combination with GBT may not be completed on the anticipated terms and there are uncertainties and risks related to consummating the pending Business Combination with GBT.

On December 2, 2021, we entered into a Business Combination Agreement with GBT, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, GBT will become our direct subsidiary, with us being renamed “Global Business Travel Group, Inc.” and conducting its business through GBT in an umbrella partnership-C corporation structure.

The Closing may not be completed on the anticipated terms and there are uncertainties and risks related to consummating the Business Combination. The Closing is subject to certain conditions, including, among other things, (i) that the approval of the Shareholder Proposals (other than any separate or unbundled advisory proposals as are required to implement the Domestication or the changes to APSG’s amended and restated memorandum and articles of association) has been obtained; (ii) the expiration or termination of any applicable waiting period under the HSR Act (which expired at 11:59 p.m. Eastern Time on January 18, 2022) and receipt of approval from (or a notification or final notification that no further action will be taken by) the U.K. Secretary of State pursuant to the NSIA (including a notification by the U.K. Secretary of State that no further action will be taken in relation to the transaction, or final notification by the U.K. Secretary of State that no further action will be taken by the NSIA in relation to a call-in notice in respect of the transaction) (which was received on February 23, 2022); (iii) that the amount of available cash at Closing, including the amount in our trust account (net of APSG Share Redemption), our cash on hand (outside the trust account) and the aggregate gross purchase price received by APSG in connection with the PIPE Investment, is at least $300 million (which is only a condition in favor of GBT, but cannot be waived without the prior written consent of APSG (such consent to not be unreasonably withheld, conditioned or delayed)); (iv) satisfaction of covenant and representation and warranty bring-down conditions and receipt of certificates from each party certifying the satisfaction of such conditions; (v) the absence of any law or order that would prohibit or make illegal the Transactions; (vi) the absence of a Company Material Adverse Effect or an Acquiror Material Adverse Effect (as each is defined in the Business Combination Agreement); (vii) the approval of the listing of Domesticated Acquiror Class A Common Stock on the New York Stock Exchange; (viii) the effectiveness of the Domestication; (ix) APSG’s net tangible assets not being less than $5,000,001; and (x) the effectiveness of the Registration Statement. To the extent permitted by law (and subject to the limitation described in clause (iii) above), the conditions in the Business Combination Agreement may be waived by the parties.

An active trading market for the Domesticated Acquiror Class A Common Stock may never develop or be sustained, which may cause shares of the Domesticated Acquiror Class A Common Stock to trade at a discount to the price implied by the Business Combination and make it difficult to sell shares of Domesticated Acquiror Class A Common Stock.

We expect to list the Domesticated Acquiror Class A Common Stock on the NYSE under the symbol “GBTG.” However, we cannot assure you that an active trading market for the Domesticated Acquiror Class A Common Stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for the Domesticated Acquiror Class A Common Stock will develop or be maintained, the liquidity of any trading market, your ability to sell your shares of the Domesticated Acquiror Class A Common Stock when desired or the prices that you may obtain for your shares. Additionally, the Domesticated Acquiror Class A Common Stock likely will not be eligible to be included in certain stock indices because of our dual class voting structure. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P, Dow Jones and FTSE Russell have each announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares from being added to these indices.

The market price of the Domesticated Acquiror Class A Common Stock may be volatile and fluctuate substantially, which could cause the value of your investment to decline.

The trading price of the Domesticated Acquiror Class A Common Stock following the Business Combination is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in the Domesticated Acquiror Class A Common Stock. Factors that could cause fluctuations in the trading price of the Domesticated Acquiror Class A Common Stock include the following:

●price and volume fluctuations in the overall stock market from time to time;
●volatility in the trading prices and trading volumes of travel industry stocks;
●	changes in operating performance and stock market valuations of other travel companies generally, or those in our industry in particular;
●	sales of shares of the Domesticated Acquiror Class A Common Stock by stockholders or by us;

●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
●	announcements by us or our competitors of new offerings or platform features;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	rumors and market speculation involving us or other companies in our industry;
●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;
●	the COVID-19 pandemic and its impact on the travel industry;
●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	announced or completed acquisitions of businesses, services or technologies by us or our competitors;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidelines, interpretations or principles;
●	any significant change in our management;
●	general economic conditions and slow or negative growth of our markets; and
●	other factors described in this “Risk Factors” section.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of the Domesticated Acquiror Class A Common Stock, the market price and trading volume of the Domesticated Acquiror Class A Common Stock could decline.

The trading market for the Domesticated Acquiror Class A Common Stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by industry or financial analysts. If no, or few, analysts commence coverage of us, the trading price of the Domesticated Acquiror Class A Common Stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of the Domesticated Acquiror Class A Common Stock, the price of the Domesticated Acquiror Class A Common Stock could decline. If one or more of these analysts cease to cover the Domesticated Acquiror Class A Common Stock, we could lose visibility in the market for the Domesticated Acquiror Class A Common Stock, which in turn could cause our stock price to decline.

Our failure to maintain effective internal controls over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Under standards established by the PCAOB, a deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. We cannot assure you that material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of the Domesticated Acquiror Class A Common Stock, and we may be unable to maintain compliance with the NYSE listing standards.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of the Domesticated Acquiror Class A Common Stock to drop significantly, even if PubCo’s business is doing well.

The sale of substantial amounts of shares of the Domesticated Acquiror Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of the shares of the Domesticated Acquiror Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Upon consummation of the Business Combination, the PIPE Investors will own 33.5 million of the outstanding shares of Domesticated Acquiror Class A Common Stock sold to the PIPE Investors pursuant to the PIPE Subscription Agreements (the “PIPE Securities”). While the PIPE Investors will agree, and will continue to be subject, to certain restrictions regarding the transfer of PIPE Securities, these shares may be sold after the expiration of the lock-up restrictions (if applicable). We will file one or more registration statements prior to or shortly after the closing of the Business Combination to provide for the resale of the PIPE Securities from time to time. We will also enter into the Amended and Restated Registration Rights Agreement, which will require us to register under the Securities Act all the shares of Domesticated Acquiror Class A Common Stock held, or issuable upon exchange, by the parties to the Amended and Restated Registration Rights Agreement. The PIPE Securities and other Domesticated Acquiror Class A Common Stock registered pursuant to the Amended and Restated Registration Rights Agreement (which, together, we expect to be approximately 461 million shares as of Closing) will also be available for the sale in the open market upon such registration. As restrictions on resale end and the registration statements are available for use, the market price of the Domesticated Acquiror Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Future issuances of the Domesticated Acquiror Class A Common Stock or rights to purchase the Domesticated Acquiror Class A Common Stock, including pursuant to our equity incentive plan, in connection with acquisitions or otherwise, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

After the Closing, we would have approximately 2,461,698,750 shares of Domesticated Acquiror Class A Common Stock authorized but unissued, assuming that no Class A ordinary shares are redeemed from the public stockholders, or approximately 2,542,879,750 shares of Domesticated Acquiror Class A Common Stock authorized but unissued, assuming maximum redemptions. The Certificate of Incorporation and the applicable provisions of the DGCL authorize us to issue these shares of Domesticated Acquiror Class A Common Stock and options, rights, warrants and appreciation rights relating to Domesticated Acquiror Class A Common Stock for the consideration and on the terms and conditions established by the PubCo Board in its sole discretion, whether in connection with acquisitions, or otherwise.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of the Domesticated Acquiror Class A Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of the Domesticated Acquiror Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of the Domesticated Acquiror Class A Common Stock bear the risk that our future offerings may reduce the market price of the Domesticated Acquiror Class A Common Stock and dilute their percentage ownership.

We do not currently intend to pay cash dividends on the Domesticated Acquiror Class A Common Stock, so any returns will be substantially limited to the value of the Domesticated Acquiror Class A Common Stock.

We have no current plans to pay any cash dividends on the Domesticated Acquiror Class A Common Stock. The declaration, amount and payment of any future dividends on shares of the Domesticated Acquiror Class A Common Stock will be at the sole discretion of the PubCo Board. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends from future earnings for the foreseeable future. In addition, our ability to pay dividends is limited by the Senior Secured Credit Agreement and may be limited by covenants under other indebtedness we and our subsidiaries incur in the future, as well as other limitations and restrictions imposed by law. As a result, you may not receive any return on an investment in the Domesticated Acquiror Class A Common Stock unless you sell the Domesticated Acquiror Class A Common Stock at a greater price than that which you paid for it.

If PubCo’s voting power continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Immediately following the Business Combination and the application of the net proceeds from this Business Combination, the Continuing JerseyCo Owners and their affiliates will control a majority of PubCo’s voting power as a result of their ownership of Domesticated Acquiror Class B Common Stock. Moreover, the Shareholders Agreement will contain provisions relating to the corporate governance of PubCo. Even when the Continuing JerseyCo Owners and their affiliates cease to own shares of PubCo’s common stock representing a majority of the voting power, for so long as the Continuing JerseyCo Owners continue to own a significant percentage of its common stock, the Continuing JerseyCo Owners will still be able to significantly influence the composition of the PubCo Board and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, the Continuing JerseyCo Owners and their affiliates will have significant influence with respect to our management, significant operational and strategic decisions, business plans and policies through their voting power and their rights under the Shareholders Agreement. Further, the Continuing JerseyCo Owners and their affiliates, through their combined voting power and their rights under the Shareholders Agreement, may be able to cause or prevent a change of control of our company or a change in the composition of the PubCo Board and could preclude any unsolicited acquisition of our company. This concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Domesticated Acquiror Class A Common Stock as part of a sale of our company and ultimately may negatively affect the market price of the Domesticated Acquiror Class A Common Stock.

The Continuing JerseyCo Owners and their affiliates engage in a broad spectrum of activities. Subject to certain restrictions on competition contained in the Shareholders Agreement, in the ordinary course of their business activities, the Continuing JerseyCo Owners and their affiliates may engage in activities where their interests conflict with our interests, your interests or those of our other stockholders.

The Certificate of Incorporation and Proposed Bylaws will also provide that the Delaware Court of Chancery will be the sole and exclusive forum for certain disputes between us and our stockholders which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The Certificate of Incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on behalf of PubCo, (b) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of PubCo to PubCo or PubCo’s stockholders, or any claim for aiding and abetting such alleged breach, (c) action asserting a claim arising under any provision of the DGCL, Certificate of Incorporation or the Proposed Bylaws or as to which the DGCL confers jurisdiction on the Delaware Court of Chancery, (d) action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Proposed Bylaws, (e) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The Certificate of Incorporation will further provide that (i) such exclusive forum provision shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, and (ii) unless PubCo consents, in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the exclusive-forum provision of the Certificate of Incorporation. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The Domesticated Acquiror Class A Common Stock is and will be subordinate to all of our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of the Domesticated Acquiror Class A Common Stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of the Domesticated Acquiror Class A Common Stock may become subject to the prior dividend and liquidation rights of holders of any series of preferred stock that the PubCo Board may designate and issue without any action on the part of the holders of the Domesticated Acquiror Class A Common Stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.

The initial shareholders have potential conflicts of interest in recommending that the initial shareholders vote in favor of approval of the Business Combination and the other proposals described in the Proxy Statement/Prospectus.

In considering the recommendation of our board of directors to vote in favor of approval of the Shareholder Proposals, our existing shareholders should keep in mind that the Sponsor and the officers and directors of APSG have financial and other interests in such proposals that are different from, or in addition to, those of our existing shareholders generally, which may result in a conflict of interest on the part of one or more of them between what they may believe is in the best interests of APSG and our existing shareholders and what they may believe is best for them. In particular:

●	If APSG does not consummate a business combination within the completion window (unless such date is extended in accordance with our amended and restated articles of association and memorandum, it would cease all operations except for the purpose of winding up, redeeming all of the outstanding Class A ordinary shares for cash and, subject to the approval of its remaining shareholders and its board of directors, dissolving and liquidating, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Class B ordinary shares would be worthless because following the redemption of the Class A ordinary shares, APSG would likely have few, if any, net assets and because the holders of our Class B ordinary shares have agreed to waive their rights to liquidating distributions from the trust account with respect to the Class B ordinary shares if we fail to complete a business combination within the required period. Our sponsor paid no consideration for such Class B ordinary shares.
●	The Sponsor purchased an aggregate of 12,224,134 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant, and such Private Placement Warrants will expire and be worthless if a business combination is not consummated within the completion window) (unless such date is extended in accordance with our amended and restated articles of association and memorandum).
●	In October 2008, APSG was formed by Holdings, at which point, one ordinary share was issued in exchange for the payment of operating and formation expenses of APSG. In August 2020, Holdings transferred its ownership in APSG, consisting of one ordinary share, to the Sponsor for no consideration and shortly thereafter, completed a share split of its ordinary shares and following the consummation of the Initial Public Offering, 20,345,250 Acquiror Cayman Class B shares were outstanding. As a result, the Sponsor may earn a positive rate of return on its investment even if the share price of Domesticated Acquiror Class A Common Stock falls significantly below the per share value implied in the Business Combination of $10.00 per share and our existing shareholders experience a negative rate of return and may be incentivized to complete the Business Combination, even if it is with a less favorable target company or on less favorable terms to our existing shareholders, rather than liquidate.
●	APSG’s independent directors each received 25,000 Class B ordinary shares prior to the Initial Public Offering at a price of $0.00087 per share. The 25,000 Class B ordinary shares currently held by each director, if unrestricted and freely tradeable, would be valued at $250,000, based on an assumed $10.00 per share value. As a result of the significantly lower investment value per share of APSG’s independent directors as compared with the investment per share of our existing shareholders, a transaction which results in an increase in the value of the investment for the APSG independent directors may result in a decrease in the value of the investment of our existing shareholders. The Class B ordinary shares do not have the redemption rights of Public Shares if APSG is unable to complete its initial business combination by October 6, 2022, nor will they receive any liquidating distributions if APSG liquidates.
●	APSG’s existing directors and officers will be eligible for continued indemnification and continued coverage under APSG’s directors’ and officers’ liability insurance after the Business Combination.
●	In order to protect the amounts held in the trust account, the Sponsor has agreed that it will be liable to APSG if and to the extent any claims by a vendor for services rendered or products sold to APSG, or a prospective target business with which APSG has discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account or to any claims under our indemnity of the underwriters of APSG’s Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

●	Apollo Global Securities, LLC (“AGS”), an affiliate of the Sponsor, has acted as an underwriter in connection with APSG’s Initial Public Offering and as a private placement agent in connection with the PIPE Investment. Upon the consummation of the Business Combination, AGS will receive its portion of the $28.6 million of deferred underwriting commissions related to APSG’s Initial Public Offering and its portion of the $7.5 million of placement fees related to the PIPE Investment. However, if APSG fails to consummate the Business Combination, or another business combination within the required period, such fees will not be paid to AGS.
●	Our sponsor has agreed to purchase 2.0 million of PIPE Securities on the same terms and conditions as the other PIPE Investors at a price of $10.00 per share.
●	Affiliates of the Sponsor are Tranche B-3 lenders under GBT’s amended Senior Secured Credit Agreement and would indirectly benefit from the Closing of the Business Combination and the related infusion of capital.
●	Upon the consummation of the Business Combination, the October Note (as defined below), February Note (as defined below), June Note (as defined below) and September Note (as defined below) will be repaid by APSG to the Sponsor. If the consummation of the Business Combination does not occur, such promissory notes will remain outstanding and could potentially go unpaid.
●	Itai Wallach, an employee of an affiliate of the Sponsor, will serve as a director of PubCo after the Closing. As such, in the future he may receive any cash fees, stock options or stock awards that the PubCo Board determines to pay its directors.
●	No compensation of any kind, including finder’s and consulting fees, is paid to the Sponsor, our board of directors or APSG officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination, except for following the consummation of the Business Combination, the Sponsor, our officers and directors and their respective affiliates will be entitled to certain fees and reimbursement, as further detailed in our Proxy Statement/Prospectus, for certain reasonable out-of-pocket expenses related to identifying, investigating and consummating an initial business combination, and repayment of the October Note, February Note, June Note and September Note, as discussed above. However, if APSG fails to consummate a business combination within the required period, the Sponsor and APSG’s officers and directors and their respective affiliates will not have any claim against the trust account for reimbursement.
●	In connection with the Business Combination Agreement, the Sponsor will receive certain registration rights with respect to its security interests in PubCo pursuant to the Amended and Restated Registration Rights Agreement, including demand and piggy-back rights.

These financial and other interests of the initial shareholders may have influenced their decision to approve the Business Combination. Our existing shareholders should consider these interests when evaluating the Business Combination and the recommendation of our board of directors to vote in favor of the shareholder proposal to be considered at the Special Meeting to approve the Business Combination (the “Business Combination Proposal”) and other proposals in our Proxy Statement/Prospectus.

The exercise of APSG’s directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether changes to the terms of the Business Combination or waivers of conditions are appropriate and in the best interest of our existing shareholders.

In the period leading up to the closing of the Business Combination, events may occur that, pursuant to the Business Combination Agreement, may require APSG to agree to amend the Business Combination Agreement, consent to certain actions taken by GBT or waive rights that APSG is entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of GBT’s business, a request by GBT to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on GBT’s business and would entitle APSG to terminate the Business Combination Agreement. In any of such circumstances, it would be at APSG’s discretion, acting through our board of directors, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors may result in a conflict of interest on the part of such director(s) between what he, she or they may believe is best for APSG and our existing shareholders and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action. As of the date of this annual report, APSG does not believe there will be any changes or waivers that APSG’s directors and executive officers would be likely to make after shareholder approval of the Business Combination Proposal has been obtained. While certain changes could be made without further shareholder approval, APSG will circulate a new or amended proxy statement/prospectus and resolicit our existing shareholders if changes to the terms of the transaction that would have a material impact on our existing shareholders are required prior to the vote on the Business Combination Proposal.

If the sale of some or all of the PIPE Securities fails to close or sufficient holders of Class A ordinary shares exercise the APSG Share Redemption, APSG may lack sufficient funds to consummate the Business Combination or to optimize its capital structure.

In connection with the signing of the Business Combination Agreement, APSG entered into Subscription Agreements with the PIPE Investors which provide for the purchase of an aggregate of 33.5 million shares of PIPE Securities in a private placement to close immediately prior to or substantially concurrently with, and contingent upon, the consummation of the Business Combination, for a purchase price of $10.00 per share, or an aggregate of $335 million. The proceeds from the sale of PIPE Securities will be part of the Business Combination consideration. As of December 31, 2021, the trust account had approximately $818,368,660 million. In addition, certain subsidiaries of GBT have obtained $200 million of delayed draw commitments under the Senior Secured New Tranche B-3.

Term Loan Facilities, the proceeds of which may be used for general corporate purposes, including to backstop any APSG Share Redemption (“Specified GBT Debt Financing”). However, if the sale of the PIPE Securities does not close by reason of the failure by some or all of the PIPE Investors to fund the purchase price for their PIPE Securities, for example, and, despite GBT using all or a portion of the delayed draw commitments under the Senior Secured New Tranche B-3 Term Loan Facilities to backstop any APSG Share Redemption, and a sufficient number of holders of Class A ordinary shares exercise APSG Share Redemption, APSG may lack sufficient funds to consummate the Business Combination. Additionally, the PIPE Investors’ obligations to purchase the PIPE Securities are subject to termination prior to the closing of the PIPE Investment (a) if the Business Combination Agreement is terminated in accordance with its terms; (b) by mutual written agreement of the parties to such PIPE Subscription Agreement and GBT, or (c) if the transactions contemplated by the Subscription Agreement have not been consummated within 10 months after the date of the PIPE Subscription Agreements, other than as a result of breach by the terminating party. The PIPE Investors’ obligations to purchase the PIPE Securities are subject to fulfillment of customary closing conditions, including that the Business Combination must be consummated substantially concurrently with the purchase of PIPE Securities. In the event of any such failure to fund, any obligation is so terminated or any such condition is not satisfied and not waived, APSG may not be able to obtain additional funds to account for such shortfall on terms favorable to GBT or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of PubCo. Furthermore, raising such additional financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. While the PIPE Investors represented to APSG that they have sufficient funds to satisfy their obligations under the respective PIPE Subscription Agreements, APSG has not obligated them to reserve funds for such obligations. Pursuant to the Business Combination, GBT’s obligation to consummate the Business Combination is conditioned upon APSG satisfying the Minimum Available Acquiror Cash Condition.

Because GBT is not conducting an underwritten offering of its securities, no underwriter has conducted a due diligence review of GBT’s business, operations or financial condition or reviewed the disclosure in our Proxy Statement/Prospectus.

Section 11 of the Securities Act (“Section 11”) imposes liability on parties, including underwriters, involved in a securities offering if the registration statement contains a materially false statement or material omission. To effectively establish a due diligence defense against a cause of action brought pursuant to Section 11, a defendant, including an underwriter, carries the burden of proof to demonstrate that such party, after reasonable investigation, believed that the statements in the registration statement were free from material misstatements and omissions. In order to meet this burden of proof, underwriters in a registered offering typically conduct extensive due diligence of the registrant and vet the registrant’s disclosures in the registration statement. Such due diligence may include calls with the issuer’s management, review of material agreements, and background checks on key personnel, among other investigations.

Because GBT intends to become publicly traded through the Business Combination rather than through an underwritten offering of GBT common stock, no underwriter is involved in the transaction. As a result, no underwriter has conducted diligence on

GBT or APSG in order to establish a due diligence defense with respect to the disclosures presented in the Proxy Statement/Prospectus. While sponsors, private investors and management in a business combination undertake financial, legal and other due diligence, it is not necessarily the same review or analysis that would be undertaken by an underwriter in an underwritten public offering. If such review and analysis had occurred, it is possible that certain information in our Proxy Statement/Prospectus may have been presented in a different manner or additional information may have been presented at the request of such underwriter.

Subsequent to the consummation of the Business Combination, PubCo may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

APSG cannot assure you that the due diligence APSG has conducted on GBT will reveal all material issues that may be present with regard to GBT, or that factors outside of APSG’s or GBT’s control will not later arise, and the Business Combination Agreement does not generally provide for indemnification of PubCo in respect of historical liability or with respect to GBT’s business. As a result of unidentified issues or factors outside of APSG’s or GBT’s control, PubCo may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if APSG’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the preliminary risk analysis conducted by APSG. Even though these charges may be non-cash items that would not have an immediate impact on PubCo’s liquidity, the fact that PubCo reports charges of this nature could contribute to negative market perceptions about PubCo or its securities. In addition, charges of this nature may cause PubCo to violate leverage or other covenants to which it may be subject. Accordingly, any of our existing shareholders who chooses to remain a shareholder following the Business Combination could suffer a reduction in the value of their shares from any such write-down or write-downs.

If the Business Combination is consummated, our existing shareholders will experience dilution.

Following consummation of the Business Combination, the holders of Class A ordinary shares will own approximately 15% of the fully diluted common equity of PubCo (assuming that Class A ordinary shares are elected to be redeemed by the holders thereof). If any of the Class A ordinary shares are redeemed in connection with the Business Combination, the percentage of PubCo’s fully diluted common equity held by the former holders of Class A ordinary shares will decrease relative to the percentage held if none of the Class A ordinary shares are redeemed. To the extent that, prior to the consummation of the Business Combination, GBT elects to settle the GBT Preferred Shares in equity (as opposed to cash) or GBT MIP Shares vest and become exercisable for Domesticated Acquiror Class A Common Stock at the Closing, our existing shareholders may experience substantial dilution. Additionally, to the extent that, following the consummation of the Business Combination, any of the outstanding warrants or options are exercised for shares of Domesticated Acquiror Class A Common Stock or any Domesticated Acquiror Class A Common Stock is issued to holders of earnout shares, our existing shareholders may experience substantial dilution.

Neither the Business Combination Agreement nor our amended and restated articles of association and memorandum include a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible to complete a Business Combination in which a substantial majority of Public Shareholders do not agree.

Neither our amended and restated articles of association and memorandum nor the Business Combination Agreement provide a specified maximum redemption threshold, except that, under both, in no event will APSG redeem Class A ordinary shares in an amount that would cause APSG’s net tangible assets to be less than $5,000,001 (such that APSG is not subject to the SEC’s “penny stock” rules). In addition, the Business Combination Agreement does not provide a maximum redemption threshold; instead the Business Combination Agreement provides that, if the sum of (i) the amount of cash available in the trust account following the Special Meeting, after deducting the amount required to satisfy the APSG Share Redemption, plus (ii) the amount of APSG’s cash on hand (outside of the trust account) immediately prior to the Closing, plus (iii) the PIPE Investment Amount (the “Available Acquiror Cash”) does not meet the Minimum Available Acquiror Cash Condition, GBT will not be obligated to consummate the Business Combination. However, GBT may waive this condition with the consent of APSG. As a result of these conditions, APSG will be able to complete the Business Combination even if a substantial majority of the holders of Class A ordinary shares have redeemed their shares.

If the proposal to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the proxies held at the time of the Special Meeting is not approved, and an insufficient number of votes have been obtained to authorize the consummation of the Business Combination and the Domestication, the APSG Board will not have the ability to adjourn the Special Meeting to a later date in order to solicit further votes, and, therefore, the Business Combination will not be approved, and, therefore, the Business Combination may not be consummated.

Our board of directors is seeking approval to adjourn the Special Meeting to a later date or dates if, at the Special Meeting, based upon the proxies held, our board of directors considers that there are insufficient votes to approve each of the Condition Precedent Proposals. If the Adjournment Proposal is not approved, then APSG will not have the ability to adjourn the Special Meeting to a later date and, therefore, will not have more time to solicit votes to approve the Condition Precedent Proposals. In such event, the Business Combination would not be completed.

During the pendency of the Business Combination, APSG will not be able to solicit, initiate or knowingly encourage or knowingly facilitate any inquiry, indication of interest or request for information with respect to, or the making of, any proposal or offer from any third party because of restrictions in the Business Combination Agreement. Furthermore, certain provisions of the Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement.

During the pendency of the Business Combination, APSG will not be able to enter into a business combination with another party because of restrictions in the Business Combination Agreement. Furthermore, certain provisions of the Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement, in part because of the inability of our board of directors to change its recommendation in connection with the Business Combination.

Certain covenants in the Business Combination Agreement impede the ability of APSG to make acquisitions or complete certain other transactions pending consummation of the Business Combination. As a result, APSG may be at a disadvantage to its competitors during that period. In addition, if the Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Business Combination Agreement due to the passage of time during which these provisions have remained in effect.

Because APSG is incorporated under the laws of the Cayman Islands, in the event the Business Combination is not completed, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

APSG is currently an exempted limited company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon APSG’s directors or officers, or enforce judgments obtained in the United States courts against APSG’s directors or officers.

Until Domestication is effected, APSG’s corporate affairs will be governed by our amended and restated articles of association and memorandum, the Cayman Islands Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. APSG is also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of APSG’s directors to APSG under Cayman Islands law are to a large extent governed by statutory law and the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our existing shareholders and the fiduciary responsibilities of APSG’s directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States, including the DGCL. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a Federal court of the United States.

The courts of the Cayman Islands are unlikely (i) to recognize or enforce against APSG judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against APSG predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, holders of the Class A ordinary shares may have more difficulty in protecting their interests in the face of actions taken by management, members of our board of directors or controlling shareholders than they would as public shareholders of a United States company.

The Domestication may result in adverse tax consequences for holders of Acquiror Cayman Shares or Warrants, including our existing shareholders.

U.S. holders (as defined in our Proxy Statement/Prospectus) may be subject to U.S. federal income tax as a result of the Domestication. It is intended that the Domestication qualify as a reorganization within the meaning of Section 368(a)(1)(F) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. However, due to the absence of direct guidance on the application of Section 368(a)(1)(F) to a statutory conversion of a corporation holding only investment-type assets such as APSG, this result is not entirely clear.

Assuming the Domestication qualifies as a reorganization under Section 368(a)(1)(F) of the Code, U.S. holders of Acquiror Cayman Shares will be subject to Section 367(b) of the Code, and as a result:

●	a U.S. holder of Acquiror Cayman Shares whose Acquiror Cayman Shares have a fair market value of less than $50,000 on the date of the Domestication should not recognize any gain or loss and generally should not be required to include any part of APSG’s earnings in income pursuant to the Domestication;
●	a U.S. holder of Acquiror Cayman Shares whose Acquiror Cayman Shares have a fair market value of $50,000 or more on the date of the Domestication, but who on the date of the Domestication owns (actually and constructively) less than 10% of the total combined voting power of all classes of Acquiror Cayman Shares entitled to vote and less than 10% of the total value of all classes of Acquiror Cayman Shares will generally recognize gain (but not loss) with respect to the Domestication, as if such U.S. holder exchanged its Acquiror Cayman Shares for Domesticated Acquiror Class A Common Stock in a taxable transaction. As an alternative to recognizing gain, such U.S. holders may file an election to include in income as a dividend the “all earnings and profits amount” (as defined in Treasury Regulation) Section 1.367(b)-2(d)) attributable to their Acquiror Cayman Shares, provided certain other requirements are satisfied. APSG does not expect that cumulative earnings and profits will be material at the time of Domestication; and
●	a U.S. holder of Acquiror Cayman Shares who on the date of the Domestication owns (actually and constructively) 10% or more of the total combined voting power of all classes of Acquiror Cayman Shares entitled to vote or 10% or more of the total value of all classes of Acquiror Cayman Shares will generally be required to include in income as a dividend the “all earnings and profits amount” (as defined in Treasury Regulation Section 1.367(b)-2(d)) attributable to its Acquiror Cayman Shares. Any such U.S. holder that is a corporation may, under certain circumstances, effectively be exempt from taxation on a portion or all of the deemed dividend pursuant to Section 245A of the Code. APSG does not expect that cumulative earnings and profits will be material at the time of the Domestication.

Furthermore, if the Domestication qualifies as a reorganization under Section 368(a)(1)(F) of the Code, a U.S. holder of Acquiror Cayman Shares or Acquiror Cayman Warrants may, in certain circumstances, still recognize gain (but not loss) upon the exchange of Acquiror Cayman Shares or Acquiror Cayman Warrants for Domesticated Acquiror Class A Common Stock, Domesticated Acquiror Class B Common Stock or Domesticated Acquiror Warrants under the PFIC (as defined below) rules of the Code. Proposed Treasury Regulations with a retroactive effective date have been promulgated under Section 1291(f) of the Code which generally require that a U.S. person who disposes of stock of a PFIC (including for this purpose exchanging Acquiror Cayman Warrants for Domesticated Acquiror Warrants) must recognize gain equal to the excess, if any, of the fair market value of the Domesticated Acquiror Class A Common Stock, Domesticated Acquiror Class B Common Stock or Domesticated Acquiror Warrants received in the Domestication and the U.S. holder’s adjusted tax basis in the corresponding Acquiror Cayman Shares or Acquiror Cayman Warrants surrendered in exchange therefor, notwithstanding any other provision of the Code. Because APSG is a blank check company with no current active business, we believe that it is likely that APSG is classified as a PFIC for U.S. federal income tax purposes. As a result, these proposed Treasury Regulations, if finalized in their current form, would generally require a U.S. holder of Acquiror Cayman Shares to recognize gain on the exchange of such shares for shares of PubCo pursuant to the Domestication, unless such U.S. holder has made certain tax elections with respect to such U.S. holder’s Acquiror Cayman Shares. Proposed Treasury Regulations, if finalized in their current form would also apply to a U.S. holder who exchanges Acquiror Cayman Warrants for newly issued Domesticated Acquiror Warrants; currently, however, a U.S. holder cannot make the aforementioned elections with respect to such U.S. holder’s Acquiror Cayman Warrants. Any such gain would be taxed as ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such U.S. holder on the undistributed earnings, if any, of APSG. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) of the Code will be adopted.

Additionally, the Domestication may cause non-U.S. holders (as defined in our Proxy Statement/Prospectus) to become subject to U.S. federal withholding taxes on any dividends paid in respect of such non-U.S. holder’s Domesticated Acquiror Class A Common Stock or Domesticated Acquiror Class B Common Stock after the Domestication.

Furthermore, because the Domestication will occur immediately prior to the APSG Share Redemption, U.S. holders exercising such redemption rights will be subject to the potential tax consequences of the Domestication.

The tax consequences of the Domestication are complex and will depend on a holder’s particular circumstances. All holders are strongly urged to consult their tax advisors for a full description and understanding of the tax consequences of the Domestication, including the applicability and effect of U.S. federal, state, local and foreign income and other tax laws.

PubCo’s business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause PubCo to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of Domesticated Acquiror Class A Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the PubCo Boards’ attention and resources from PubCo’s business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to PubCo’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, PubCo may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

There is no guarantee that a shareholder’s decision whether to redeem its shares for a pro rata portion of the trust account will put the shareholder in a better future economic position.

APSG can give no assurance as to the price at which a shareholder may be able to sell its Domesticated Acquiror Class A Common Stock in the future following the consummation of the Business Combination or any alternative business combination. Certain events following the consummation of any business combination, including the Business Combination, may cause an increase in share price, and may result in a lower value realized now than a shareholder of PubCo might realize in the future had the shareholder not redeemed its shares. Similarly, if a shareholder does not redeem its shares, the shareholder will bear the risk of ownership of the Domesticated Acquiror Class A Common Stock after the consummation of the Business Combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price set forth in our Proxy Statement/Prospectus. A shareholder should consult the shareholder’s own financial advisor for assistance on how this may affect his, her or its individual situation.

The holders of our warrants may only be able to exercise warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A ordinary shares or Domesticated Acquiror Class A Common Stock, as applicable, from such exercise than if they were to exercise such warrants for cash.

The Warrant Agreement, dated as of October 1, 2020, by and between APSG and Continental Stock & Trust Company (the “Warrant Agreement”), provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares or Domesticated Acquiror Class A Common Stock, as applicable, issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement and (ii) if APSG or PubCo has so elected and the Class A ordinary shares or Domesticated Acquiror Class A Common Stock, as applicable, are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If, in connection with the Business Combination, you exercise your Acquiror Cayman Warrants on a cashless basis, you would pay the warrant exercise price by surrendering all of the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Acquiror Cayman Warrants, multiplied by the excess of the “fair market value” of Class A ordinary shares (as defined in the next sentence) over the exercise price of the Acquiror Cayman Warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third (3rd) trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A ordinary shares from such exercise than if you were to exercise the Acquiror Cayman Warrants for cash. This will result in the holders of Acquiror Cayman Warrants having a reduced potential “upside” of their investment in APSG.

The grant of registration rights to the Sponsor and the Continuing JerseyCo Owners and the future exercise of such rights may adversely affect the market price of Domesticated Acquiror Class A Common Stock.

Upon the Closing, the Amended and Restated Registration Rights Agreement will be entered into between PubCo, the Sponsor, the Insiders and the Continuing JerseyCo Owners, replacing APSG’s existing registration rights agreement. The Amended and Restated Registration Rights Agreement in substantially the form it will be executed in connection with the Closing is attached to our Proxy Statement/Prospectus as Annex J. Pursuant to the Amended and Restated Registration Rights Agreement, the Continuing JerseyCo Owners and the Sponsor, and, in each case, their permitted transferees will have customary registration rights (including demand and piggy-back rights, subject to cooperation and cut-back provisions) with respect to (i) the Domesticated Acquiror Class A Common Stock (including Domesticated Acquiror Class A Common Stock issuable upon the exchange or conversion of the Class B ordinary shares and the Domesticated Acquiror Class X Common Stock), (ii) any shares of Domesticated Acquiror Class A Common Stock that may be acquired by the Sponsor, the Insiders or Continuing JerseyCo Owners upon the exercise of a warrant or other right to acquire Domesticated Acquiror Class A Common Stock held by the Sponsor, the Insiders or Continuing JerseyCo Owners immediately following the consummation of the Business Combination or to the extent such securities are “restricted securities” (as defined in Rule 144) or are otherwise held by an “affiliate” (as defined in Rule 144) of the Company, and (iii) any other equity security of PubCo or any of its subsidiaries issued or issuable with respect to any securities referenced in clauses (i) and (ii) above by way of way of a stock dividend or stock split or in connection with a recapitalization, merger, consolidation, spin-off, reorganization or similar transaction.

Further, pursuant to the Amended and Restated Registration Rights Agreement, we agreed that we will submit or file within (i) 30 calendar days after the consummation of the Business Combination or (ii) 90 calendar days following PubCo’s most recent fiscal year end if audited financials for the year ended December 31, 2021 are required to be included, a registration statement with the SEC covering the resale of certain shares of Domesticated Acquiror Class A Common Stock and other securities held by the Sponsor or Continuing JerseyCo Owners, and that we will use commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) 60 calendar days (or 90 calendar days if the SEC notifies us that it will “review” the registration statement) after the filing thereof and (ii) the tenth business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. As of the Closing, we expect holders of approximately 429 million shares of Domesticated Acquiror Class A Common Stock (or securities convertible into Domesticated Acquiror Class A Common Stock) to have registration rights under the Registration Rights Agreement. As discussed previously, the 33.5 million PIPE Securities will also have registration rights. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of Domesticated Acquiror Class A Common Stock.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from the trust account) may be amended with the approval of at least 66⅔% of our existing shareholders who attend and vote at a general meeting of APSG, which is a lower amendment threshold than that of some other blank check companies. It may be easier for APSG, therefore, to amend our amended and restated memorandum and articles of association to facilitate the consummation of the Business Combination that some of the APSG holders of Class A ordinary shares may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that most of its provisions related to the rights of holders of the Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the trust account and not release such amounts except in specified circumstances, and to provide Redemption Rights to holders of Class A ordinary shares as described herein) may be amended if approved by special resolution. This means that the holders of at least 66⅔% of the Acquiror Cayman Shares who attend and vote at a general meeting of APSG may amend the corresponding provisions of the trust agreement governing the release of funds from the trust account may be amended if approved by holders of 65% of Acquiror Cayman Shares; provided that the provisions of the amended and restated memorandum and articles of association governing either (i) the appointment or removal of directors prior to an initial business combination or (ii) the Domestication, may only be amended by a special resolution passed by not less than 90% of the Acquiror Cayman Shares who attend and vote at a general meeting. Our initial shareholders, who collectively beneficially own approximately 20% of the Acquiror Cayman Shares as of the date of this annual report, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, APSG may be able to amend the provisions of our amended and restated memorandum and articles of association which govern its pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase APSG’s ability to complete the Business Combination with which you may not agree. Our existing shareholders may pursue remedies against APSG for any breach of our amended and restated memorandum and articles of association.

The Sponsor and APSG’s executive officers and directors agreed, pursuant to a written agreement with APSG, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of APSG’s obligation to provide for the share redemption or to redeem 100% of the Class A ordinary shares if APSG does not complete the Business Combination within the completion window or with respect to any other provision relating to the rights of holders of the Class A ordinary shares, unless APSG provides the holders of Class A ordinary shares with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to APSG to pay its income taxes, if any, divided by the number of then outstanding Class A ordinary shares. The shareholders are not parties to, or third party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, the holders of Domesticated Acquiror Class A Common Stock and Domesticated Acquiror Class B Common Stock would need to pursue a shareholder derivative action, subject to applicable law.

APSG or PubCo, as applicable, may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders of such warrants, thereby making such warrants worthless. Additionally, the exercise price for the warrants is $11.50 per share and the warrants may expire worthless unless the Class A ordinary share price or Domesticated Acquiror Class A Common Stock price, as applicable, is higher than the exercise price during the exercise period.

APSG prior to the consummation of the Business Combination and PubCo following the consummation of the Business Combination will have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last sale price of the Class A ordinary shares or Domesticated Acquiror Class A Common Stock, as applicable, equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which notice of such redemption is given. APSG or PubCo, as applicable, will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares or Domesticated Acquiror Class A Common Stock, as applicable, issuable upon exercise of the warrants is effective and a current proxy statement/prospectus relating to those Class A ordinary shares or Domesticated Acquiror Class A Common Stock, as applicable, is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. Historical trading prices for the Class A ordinary share price have not exceeded $11.00 and as such, the warrants have not become redeemable by APSG. If and when the warrants become redeemable by APSG or PubCo, as applicable, APSG or PubCo may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. In the event that APSG or PubCo, as applicable, determined to redeem the warrants, APSG or PubCo will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by the APSG or PubCo, as applicable, not less than 30 days prior to such date to the holders of the warrants to be redeemed at their last addresses as they appear on the registration books. Any notice of redemption mailed in the manner as provided will be conclusively presumed to have been duly given whether or not the holder received such notice. Redemption of the outstanding warrants could force holders thereof to (i) exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) sell warrants at the then-current market price when such holder might otherwise wish to hold warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of such warrants. The Private Placement Warrants are identical to the warrants, except that (i) they will not be redeemable by APSG or PubCo so long as they are held by our sponsor or its permitted transferees; (ii) they will not be, subject to certain limited exceptions, transferable, assignable, or salable until 30 days after the completion of APSG’s initial business combination, (iii) our sponsor or its permitted transferees have the option to exercise such warrants on a cashless basis and (iv) they are entitled to registration rights. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, they will be redeemable by APSG or PubCo. If the Private Placement Warrants are exercised on a “cashless basis,” APSG or PubCo, as applicable will not receive any cash proceeds from the exercise of such warrants.

In addition, PubCo may redeem warrants after they become exercisable for a number of shares of Domesticated Acquiror Class A Common Stock determined based on the redemption date and the fair market value of the Domesticated Acquiror Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case holders thereof would lose any potential embedded value from a subsequent increase in the value of the Domesticated Acquiror Class A Common Stock had such warrants remained outstanding.

Our existing shareholders who redeem their Class A ordinary shares may continue to hold any warrants that they own, which results in additional dilution to non-redeeming shareholders upon exercise of such warrants or Domesticated Acquiror Warrants, as applicable.

Our existing shareholders who redeem their Class A ordinary shares may continue to hold any warrants that they owned prior to redemption, which results in additional dilution to non-redeeming holders upon exercise of such warrants. Assuming (a) all redeeming APSG shareholders acquired units in the Initial Public Offering and continue to hold the warrants that were included in the units, and (b) maximum redemption of Class A ordinary shares held by the redeeming APSG shareholders, 27,227,000 Acquiror Cayman Warrants would be retained by redeeming APSG Shareholders. As a result, the non-redeeming APSG shareholders would suffer additional dilution in their percentage ownership and voting interest of the post-combination company upon exercise of the warrants or Domesticated Acquiror Warrants held by redeeming APSG shareholders.

The Acquiror Cayman Warrants may have an adverse effect on the market price of the Domesticated Acquiror Class A Common Stock.

We issued the Acquiror Cayman Warrants to purchase 27,227,000 of Class A ordinary shares as part of the Acquiror Cayman Units and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 11,333,334 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. Subsequently, we issued and sold an additional 6,681,000 Over-Allotment Units pursuant to the underwriters’ Over-Allotment Option at a price of $10.00 per unit and sold an additional 890,800 Private Placement Warrants. Subject to the terms of the Business Combination Agreement, upon the Domestication, the Domesticated Acquiror Warrants will entitle the holders thereof to purchase shares of Domesticated Acquiror Class A Common Stock, and, upon consummation of the Business Combination, all Class B ordinary shares will convert to Domesticated Acquiror Class A Common Stock.

Risks Relating to Conflicts and Our Management Team

Certain members of our management and board are required to present opportunities to Apollo prior to us, and this may impede our ability to acquire a target business that would be attractive to us.

Certain members of our management team and directors, including those who are affiliated with Apollo, have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for one or more entities, including Apollo Funds, to the respective investment committees of such entities or funds prior to presenting such opportunities to us regardless of the capacity in which they are made aware of such opportunities. This may impede our ability to acquire a target business that would be attractive to us. Our amended and restated memorandum and articles of association provides that to the maximum extent permitted by applicable law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and another entity, including any Apollo entity, about which any member of our management team or director acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. We cannot guarantee that any opportunity that would be suitable for us will not be pursued by another entity, including Apollo or an Apollo Fund, or that any opportunity that is passed upon by such other entity will be referred to us in a timely manner or at all.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors are also employed by Apollo, which is an investment manager to various private investment funds, partnerships and accounts which may make investments in companies that we may target for our initial business combination. Our Chief Executive Officer and Chief Financial Officer also serve in those roles for Apollo Strategic Growth Capital II (“APSG II”), a special purpose acquisition company sponsored by an affiliate of Apollo that completed its initial public offering in February 2021 and Apollo Strategic Growth Capital III (“APSG III”), a special purpose acquisition company sponsored by an affiliate of Apollo that publicly filed a registration statement on Form S-1 in March 2021. Neither APSG II or APSG III have announced a business combination. Our Executive Chairman is also the Executive Chairman for APSG II. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

As of March 1, 2022, our initial shareholders owned an aggregate of 20,420,250 Class B ordinary shares. The Class B ordinary shares will be worthless if we do not complete our initial business combination. In addition, our sponsor purchased 12,224,134 Private Placement Warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $18,336,201, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The Class B ordinary shares are identical to the Class A ordinary shares included in the Units, except that they automatically convert into our Class A ordinary shares at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Class B ordinary shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the end of the completion window nears.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

APSG’s existing directors and officers will be eligible for continued indemnification and continued coverage under APSG’s existing directors’ and officers’ liability insurance after the pending Business Combination with GBT. However, if the pending Business Combination with GBT is not consummated, the increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate another initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, if our pending Business Combination with GBT is not consummated and we proceed with another business combination, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and warrants are listed on the NYSE. Although we expect to continue to meet NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we are required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100,000,000, and the market value of our publicly held shares would be required to be at least $80,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us upon the completion of our initial business combination.

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

We have the ability to redeem issued and outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of the Class A ordinary shares (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the issued and outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the issued and outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share. In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting beginning with our annual report on Form 10-K for the year ended December 31, 2021. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board, three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Past performance by Apollo, Apollo Funds, Spartan Acquisition Corp. I (“Spartan I”), Spartan Acquisition Corp. II (“Spartan II”) or Spartan Acquisition Corp. III (“Spartan III”) and our management team is not indicative of future performance of an investment in the company.

Information regarding performance by, or businesses associated with, Apollo, Apollo Funds, Spartan I, a special purpose acquisition company that completed its initial public offering in August 2018 and completed its initial business combination in October 2020, Spartan II, a special purpose acquisition company that completed its initial public offering in November 2020 and completed its initial business combination in July 2021, and Spartan III, a special purpose acquisition company that completed its initial public offering in February 2021 and in July 2021 entered into a definitive agreement for its initial business combination, and our management team is presented for informational purposes only. Past performance by Apollo, Apollo Funds, Spartan I, Spartan II, Spartan III and our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that in the event the pending Business Combination with GBT is not consummated, we will be able to locate another suitable candidate for our initial business combination. You should not rely on the historical record of Apollo, Apollo Funds and our management team’s performance as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward. Apollo and our officers and directors have had limited experience with blank check companies or special purpose acquisition companies in the past.

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

Item 1B.     Unresolved Staff Comments.

In connection with our filing of our Proxy Statement/Prospectus, we received SEC staff comments on January 18, 2022. In response to these comments, we filed a revised Proxy Statement/Prospectus on February 4, 2022. We received additional SEC staff comments on February 18, 2022, and are currently working to address these comments.

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

Holders

Although there are a larger number of beneficial owners, at March 1, 2022, there was 1 holder of record of our Units, 1 holder of record of our separately traded Class A ordinary shares and 1 holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the consummation of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and may be limited by contractual restrictions in instruments governing indebtedness. In addition, our board of directors is not currently contemplating and does not anticipate declaring any other stock dividends prior to the consummation of our initial business combination.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

We have not sold any unregistered equity securities during the year ended December 31, 2021.

Use of Proceeds

On October 6, 2020, we consummated the Initial Public Offering of 75,000,000 Units. The Units sold in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $750,000,000. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC acted as joint bookrunners of the Public Offering. The securities in the offering were registered under the Securities Act on the Registration Statement on Form S-1. The SEC declared the registration statement effective on October 1, 2020.

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

We paid a total of $15,000,000 in underwriting discounts and commissions and $800,877 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $26,250,000 in underwriting discounts and commissions.

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

Of the gross proceeds received from the Initial Public Offering and the partial exercise of the over-allotment option, $816,810,000, including deferred underwriting discounts and commissions, was placed in the trust account established in connection with the Initial Public Offering.

There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated October 1, 2020, which was filed with the SEC.

Item 6.     Reserved.

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

Recent Developments

GBT Business Combination

On December 2, 2021, we entered into the Business Combination Agreement with GBT, a company limited by shares incorporated under the laws of Jersey, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, GBT will become our direct subsidiary, with us being renamed “Global Business Travel Group, Inc.” and conducting its business through GBT in an Up-C structure. Upon the consummation of the Business Combination, the Continuing JerseyCo Owners will together acquire a majority voting interest in PubCo and maintain a majority economic interest in GBT, and our existing shareholders will own a minority voting interest in PubCo and an indirect minority economic interest in the GBT business. See “Item 1. Business” for a description of the pending Business Combination with GBT and the related agreements.

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

For the year ended December 31, 2021, we had a net income of $6,199,890, which consists of a gain in fair value of the derivative warrant liabilities of $18,698,777 and interest income on marketable securities held in the trust account of $371,004 offset by operating costs of $12,864,426 and interest expense of $5,465. Operating costs increased by $12,281,143 compared to the year ended December 31, 2020 primarily due to the increase in professional fees related to the due diligence on prospective business combination candidates.

For a discussion of the results for the years ended December 31, 2020 and 2019, please refer to “Item 7. Results of Operations” in our 2020 10-K/A.

Liquidity and Capital Resources

We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of the financial statements included herein. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that if we are unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. Our management has determined that we have access to funds from our sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the mandatory liquidation as stipulated in our amended and restated memorandum and articles of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

On October 6, 2020, we consummated the Initial Public Offering of 75,000,000 Units, and in connection therewith granted the underwriters an over-allotment option to purchase an additional 11,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $750,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,333,334 Private Placement Warrants, at $1.50 per Private Placement Warrant, to our sponsor, generating gross proceeds of $17,000,000. Upon closing of the Initial Public Offering on October 6, 2020, the proceeds of the Initial Public Offering of $750,000,000 were held in cash and subsequently invested in U.S. government securities.

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

On October 20, 2020, our sponsor executed a promissory note (the “October Note”) with a principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note and $1,500,000 remained outstanding as of December 31, 2021 and 2020. Up to $1,500,000 of the October Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the lender.

On February 22, 2021, our sponsor executed a promissory note (the “February Note”) with a principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note and $800,000 remained outstanding as of December 31, 2021.

On June 18, 2021, our sponsor executed a promissory note (the “June Note”) with a principal amount of $2,000,000. The June Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On June 18, 2021, the Company borrowed $2,000,000 pursuant to the June Note and $2,000,000 remained outstanding as of December 31, 2021.

On September 14, 2021, our sponsor executed a promissory note (the “September Note”) with a principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On September 14, 2021, the Company borrowed $1,500,000 pursuant to the September Note and $1,500,000 remained outstanding as of December 31, 2021.

As of December 31, 2021 and 2020, we had marketable securities held in the trust account of $817,356,537 and $816,985,533, respectively (including approximately $371,004 and $175,533, respectively, of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we withdrew $0 of interest earned on the trust account.

For the year ended December 31, 2021, cash used in operating activities was $4,024,828. Net income was $6,199,890 primarily as a result of the gain in fair value of the derivative warrant liabilities of $18,698,777 and interest income of $371,004. Changes in operating assets and liabilities used $8,845,063 of cash from operating activities. For the year ended December 31, 2020, cash used in operating activities was $2,441,248. Net loss was $19,641,760 primarily as a result of the loss in fair value of the derivative warrant liabilities of $16,889,088, costs associated with warrant liabilities of $2,344,508 and formation and organization costs paid by related parties of $27,607. These amounts were offset by interest income of $175,533. Changes in operating assets and liabilities used $1,885,158 of cash from operating activities.

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

For a discussion of the sources and uses of cash flow for the years ended December 31, 2020 and 2019, please refer to “Item 7. Results of Operations” in our 2020 10-K/A.

As of December 31, 2021 and 2020, we had cash of $161,277 and $257,872, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial business combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company has entered into a fee arrangement with a service provider pursuant to which certain success fees in connection with a potential Business Combination will become payable only if the Company consummates the pending Business Combination with GBT. If the pending Business Combination with GBT does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2021, the amount of these contingent fees with the service provider was approximately $7.0 million.

Separately, the Company has entered into a fee arrangement with placement agents pursuant to which certain placement fees equal to 3.5% of gross proceeds from a securities private placement (net of proceeds invested by related parties or affiliates of the Company) will become payable only if the Company consummates the pending Business Combination with GBT. If the pending Business Combination with GBT does not occur, the Company will not be required to pay these contingent fees.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include use of estimates; Class A ordinary shares subject to possible redemption; net income (loss) per ordinary share; and the fair value of assets and liabilities.

Our significant accounting policies are summarized in Note 2 to our financial statements.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.     Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, a material weakness existed solely related our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

We have followed ASC 480 in accounting for our public shares. This included recording the public shares in permanent equity on our balance sheet. However, we maintained shareholders’ equity of at least $5,000,001 as we will not redeem public shares that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, our management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the public shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in our Quarterly Report on Form 10-Q for the period ended September 30, 2021, we concluded that we would change our accounting and reflect the full amount of all redeemable public shares in temporary equity. This was a change from our previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as we will not redeem public shares that would cause our net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the public shares subject to possible redemption, we also revised our earnings per share to allocate net income (loss) evenly to all public shares and Class B ordinary shares.

On November 23, 2021, our management and our audit committee concluded that our previously issued financial statements for the previously issued (i) audited balance sheet as of October 6, 2020 (the “Post-IPO Balance Sheet”), as previously restated in our Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “2020 10-K/A”), filed with the SEC on June 21, 2021, (ii) audited financial statements included our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on June 21, 2021, (iii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in our Quarterly Report on Form 10-Q, filed with the SEC on June 21, 2021 and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (collectively, the “Affected Periods”) included in our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021, in each case, should be restated to classify all of the public shares as temporary equity and should no longer be relied upon. As a result, we restated our financial statements for the Affected Periods in an Annual Report on Form 10-K/A and our audited financial statements included in our Annual Report on Form 10/K for the year ended December 31, 2021, filed with the SEC on June 21, 2021, and in a Quarterly Report on Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was not effective as detailed above. Our independent registered public accounting firm, WithumSmith+Brown, PC (“Withum”), has issued an attestation report on our internal control over financial reporting which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Sanjay Patel*	61	Chief Executive Officer and Director
James Crossen*	48	Chief Financial Officer and Chief Accounting Officer
Scott Kleinman	49	Executive Chairman of Board of Directors
Jennifer Fleiss	38	Director
Mitch Garber	57	Director
James H. Simmons III	55	Director

* Denotes an executive officer.

Sanjay Patel -  Mr. Patel serves as our Chief Executive Officer and Director. Mr. Patel is also the Chief Executive Officer and a Director of APSG II and the Chief Executive Officer and Executive Chairman of APSG III. Mr. Patel is Chairman International and Senior Partner of Private Equity of Apollo, with responsibility for helping to build and develop Apollo’s international businesses. He was formerly Head of Europe and managing partner of Apollo European Principal Finance. He currently serves on the board of directors of Tegra Apparel; he previously also served on the boards of directors of Amissima Holdings, Brit Insurance, Countrywide PLC and Watches of Switzerland. Mr. Patel joined Apollo in 2010 as Head of International Private Equity. Prior to Apollo, Mr. Patel was a partner at Goldman, Sachs & Co., where he was co-head of European and Indian Private Equity for the Principal Investment Area (PIA), a member of the Goldman Sachs Partnership Committee and a member of the Investment Committee of the Goldman Sachs Foundation. Prior thereto, he was President of Greenwich Street Capital. Mr. Patel is a member of the Harvard Graduate School of Design Dean’s Leadership Council and the Stanford Graduate School of Business Advisory Council. He also serves on the Investment Committee of the Eton College Foundation and is a member of the Eton Development Advisory Council. He received his AB and SM engineering degrees, magna cum laude, from Harvard College and received his MBA degree from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar. He was educated at Eton College in the UK, where he was a King’s Scholar. We believe Mr. Patel’s extensive financial background and expertise in investing in public and private companies makes him well qualified to serve on our board of directors.

James Crossen - Mr. Crossen serves as our Chief Financial Officer and Chief Accounting Officer. Mr. Crossen is the Chief Financial Officer of APSG II, APSG III, Acropolis Infrastructure Acquisition Crop., Spartan III and Delphi Growth Capital Corp., and is Chief Financial Officer for Private Equity and Real Assets at Apollo, having joined Apollo in 2010. Prior to that time, Mr. Crossen was a Controller at Roundtable Investment Partners LLC. Prior thereto, Mr. Crossen was a Controller at Fortress Investment Group. Prior to that time, Mr. Crossen was a member of the Funds Management and Tax Group at JP Morgan Partners LLC. Mr. Crossen is a Certified Public Accountant in New York. Mr. Crossen served in the United States Marine Corps and graduated summa cum laude from the University of Connecticut.

Scott Kleinman – Mr. Kleinman serves as the Executive Chairman of our board of directors. Mr. Kleinman is also the Executive Chairman of the board of directors of APSG II. Mr. Kleinman is Co-President of Apollo Asset Management, Inc. (“AAM”) and co-leads AAM’s day-to-day operations including all of AAM’s revenue-generating businesses and enterprise solutions across its integrated alternative investment platform. Mr. Kleinman joined Apollo six years after its inception in 1996, and was named Lead Partner for Private Equity in 2009 prior to being named Co-President in 2018. Mr. Kleinman also currently serves as Co-Chair of the AAM board of directors, and on the boards of directors of Apollo Global Management, Inc., Athene Holding Ltd. and Athora Holding, Ltd., and previously served on the board of directors of CH2M Hill Companies. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Advisors at the University of Pennsylvania Stuart Weitzman School of Design. He is also a member of the Board of Advisors of Nature Conservancy of New York as well as the Board of Directors of White Plains Hospital, where he co-chaired the COVID-19 Relief Campaign. Mr. Kleinman received a BA and BS from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. We believe Mr. Kleinman’s extensive background in finance and business makes him well qualified to serve on our board of directors.

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

Mitch Garber - Mr. Garber serves as a director. Mr. Garber is the former CEO of Optimal Payments/Paysafe, PartyGaming Plc / PartyBwin and Caesars Acquisition Company. Mr. Garber is the Chairman of Invest in Canada, the Canadian agency responsible for foreign investment in Canada. Mr. Garber also currently sits on the board of directors of Rackspace Technology, Shutterfly, Fosun Fashion Group, Finnovate Acquisition Corp and Artisan Acquisition Company. From 2015 to 2020, Mr. Garber was the non-executive Chairman of Cirque du Soleil. Mr. Garber is a minority owner and executive committee member of the NHL Seattle Kraken. He holds a BA from McGill University, a JD and an honorary doctorate from the University of Ottawa and was awarded the Order of Canada in 2019. We believe that Mr. Garber’s extensive background in finance and business makes him well qualified to serve on our board of directors.

James H. Simmons III -  Mr. Simmons serves as a director. Mr. Simmons is CEO and Founding Partner of Asland Capital Partners, serving as head of its investment committee with oversight over the day-to-day operations of the firm. Mr. Simmons has over two decades of real estate investment experience across the public and private sectors. Prior to founding Asland Capital Partners, Mr. Simmons was a Partner at Ares Management, where he led the Ares Domestic Emerging Markets Fund, and was previously a Partner at Apollo Real Estate Advisors. Mr. Simmons was also previously president and CEO of the Upper Manhattan Empowerment Zone Development Corporation and held prior roles at Bankers Trust and Salomon Smith Barney. Mr. Simmons currently serves on the Board of Directors of Regency Centers (REG) and LifePoint Health. Mr. Simmons received a BS degree from Princeton University, an MS from the Virginia Polytechnic Institute and State University and a Master of Management degree from Northwestern University’s J.L. Kellogg Graduate School of Management. We believe Mr. Simmons’ extensive background in business and investing in public and private companies makes him well qualified to serve on our board of directors.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Jennifer Fleiss, Mitch Garber and James Simmons are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled sessions at which only independent directors are present.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our named executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A ordinary shares		Class B ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Shares
APSG Sponsor, L.P. (our sponsor)(2)(3)	—	—	20,345,250	99.6%	19.9%
Marshall Wace LLP(4)	6,109,059	7.5%	—	—	6.0%
Empyrean Capital Overseas Master Fund, Ltd.(5)	4,696,981	5.8%	—	—	4.6%
Bank of Montreal(6)	4,144,754	5.1%		—	4.1%
Sanjay Patel	—	—	—	—	—
James Crossen	—	—	—	—	—
Scott Kleinman	—	—	—	—	—
Jennifer Fleiss(2)	—	—	25,000	*	*
Mitch Garber(2)	—	—	25,000	*	*
James Simmons(2)	—	—	25,000	*	*
All directors and executive officers as a group (6 Individuals)(2)	—	—	75,000	*	*

*Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9 West 57th Street, 43rd Floor, New York, NY 10019.
(2)	Consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Our Sponsor is a Cayman Island limited partnership managed by affiliates of Apollo Global Management, Inc. AP Caps II Holdings GP, LLC (“Holdings GP”) is the general partner of Sponsor. Apollo Principal Holdings III, L.P. (“Principal III”) is the sole member of Holdings GP. Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) serves as the general partner of Principal III. Messrs. Scott Kleinman, Marc Rowan and James Zelter are the directors of Principal III GP and as such may be deemed to have voting and dispositive control of the ordinary shares held of record by Sponsor. The address of Sponsor, Holdings GP, Principal III and Principal III GP is c/o Walkers Corporate Limited; 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands. The address of each of Messrs. Kleinman, Rowan and Zelter is 9 West 57th Street, 43rd Floor, New York, New York 10019.
(4)	Based solely upon the Schedule 13G filed with the SEC on February 14, 2022 by Marshall Wace, LLP. The business address of Marshall Wace, LLP is George House, 131 Sloane Street, London, SW1X 9AT, UK.
(5)	Based solely upon the Schedule 13G/A filed with the SEC on February 11, 2021 by Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron, each of which share voting and dispositive power with respect to the reported shares shown above. The business address of such parties is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.
(6)	Based solely upon the Schedule 13G filed with the SEC on February 15, 2022 by Bank of Montreal. The business address of Bank of Montreal is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

As of March 1, 2022, our initial shareholders owned an aggregate of 20,420,250 Class B ordinary shares. In August 2020, we conducted stock splits, resulting in our sponsor holding 60,000,000 Class B ordinary shares, and our sponsor subsequently surrendered 31,250,000 Class B ordinary shares. In September 2020, our sponsor surrendered an additional 7,187,500 Class B ordinary shares. The number of Class B ordinary shares issued in the stock split and the number of shares surrendered by our sponsor was determined based on the expectation that the Class B ordinary shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. In September 2020, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. The Class B ordinary shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Our sponsor has committed, pursuant to a PIPE Subscription Agreement, to purchase an aggregate of 2,000,000 shares of Domesticated Acquiror Class A Common Stock on the same terms of and conditions as the other PIPE Investors at a price of $10.00 per share. The PIPE Subscription Agreement contains customary representation, warranties, covenants and agreements of the Company.

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

On October 20, 2020, our sponsor executed the October Note with a principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note and $1,500,000 remained outstanding as of December 31, 2021. Up to $1,500,000 of the October Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the lender.

On February 22, 2021, our sponsor executed the February Note with a principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note and $800,000 remained outstanding as of December 31, 2021.

On June 18, 2021, our sponsor executed the June Note with a principal amount of $2,000,000. The June Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On June 18, 2021, the Company borrowed $2,000,000 pursuant to the June Note and $2,000,000 remained outstanding as of December 31, 2021.

On September 14, 2021, our sponsor executed the September Note with a principal amount of $1,500,000. The September Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On September 14, 2021, the Company borrowed $1,500,000 pursuant to the September Note and $1,500,000 remained outstanding as of December 31, 2021.

Affiliates of the Sponsor paid certain formation, operating and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the years ended December 31, 2021 and December 31, 2020 and for the period from October 10, 2008 (inception) through December 31, 2020, the related parties paid $2,040,211, $373,517 and $0 of offering costs and other expenses on behalf of the Company, respectively. As of December 31, 2021, 2020 and 2019, there was $2,040,211, $373,517 and $0 due to the related parties, respectively.

AGS an affiliate of our sponsor, has acted as an underwriter in connection with our Initial Public Offering and the Over-Allotment Closing and a private placement agent in connection with the PIPE Investment. We paid $3,267,240 in underwriting discounts and commissions to AGS in connection with our Initial Public Offering and the Over-Allotment Closing. Upon Closing, AGS will receive a portion of the deferred underwriting commissions related to the Initial Public Offering and the Over-Allotment Closing and its portion of the placement agent fees related to the PIPE Investment.

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

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

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

Item 14.      Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled $130,810 and $98,232, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit related fees for the year ended December 31, 2021 or 2020.

Tax Fees. We paid Withum $3,863 and $3,605 for tax fees for the years ended December 31, 2021 and 2020, respectively.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2021 or 2020.

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

2.1

Business Combination Agreement, dated as of December 2, 2021, by and between Apollo Strategic Growth Capital and GBT JerseyCo Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2021).

3.1

Second Amended and Restated Memorandum and Articles of Association of Apollo Strategic Growth Capital (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on November 29, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 25, 2020).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 25, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 25, 2020).
4.4

Warrant Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K/A filed with the SEC on November 29, 2021).
10.1

Letter Agreement, dated October 1, 2020, among the Company, its officers and directors and APSG Sponsor, L.P. (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.2

Investment Management Trust Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.3

Registration Rights Agreement, dated October 1, 2020, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.4

Private Placement Warrants Purchase Agreement, dated September 30, 2020, between the Company and APSG Sponsor, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.5

Indemnification Agreement, dated October 1, 2020, between the Registrant and Scott Kleinman (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.6

Indemnification Agreement, dated October 1, 2020, between the Registrant and Sanjay Patel (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.7

Indemnification Agreement, dated October 1, 2020, between the Registrant and James Crossen (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

Exhibit Number	Description

10.8

Indemnification Agreement, dated October 1, 2020, between the Registrant and Jennifer Fleiss (incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.9

Indemnification Agreement, dated October 1, 2020, between the Registrant and Mitch Garber (incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.10

Indemnification Agreement, dated October 1, 2020, between the Registrant and James H. Simmons III (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.11

Administrative Services Agreement, dated October 1, 2020, between the Company and APSG Sponsor, L.P. (incorporated by reference to the Exhibit 10.11 to the Company’s current report on Form 8 K filed with the SEC on October 6, 2020).

10.12

Promissory Note, dated October 20, 2020, by and between Apollo Strategic Growth Capital as the maker and APSG Sponsor L.P. as the payee (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2021).

10.13

Promissory Note, dated February 22, 2021, by and between the Company as the maker and the Sponsor as the payee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 21, 2021).

10.14

Promissory Note, dated June 18, 2021, by and between the Company as the maker and the Sponsor as the payee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 21, 2021).

10.15

Promissory Note, dated September 14, 2021, by and between the Company as the maker and the Sponsor as the payee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 29, 2021).

10.16	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2021).
10.17

Sponsor Support Agreement, dated as of December 2, 2021, by and among APSG Sponsor, L.P., GBT JerseyCo Limited and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2021).

10.18

Sponsor Side Letter, dated as of December 2, 2021, by and among APSG Sponsor, L.P., Apollo Strategic Growth Capital and GBT JerseyCo Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2021).

10.19

Company Holders Support Agreement, dated as of December 2, 2021, by and among Apollo Strategic Growth Capital and the parties set forth on Schedule I thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith

Item 16.     Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 1st day of March, 2022.

APOLLO STRATEGIC GROWTH CAPITAL

By:	/s/ James Crossen
Name: James Crossen
Title: Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sanjay Patel	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Sanjay Patel

/s/ James Crossen	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 1, 2022
James Crossen

/s/ Scott Kleinman	Director	March 1, 2022
Scott Kleinman

/s/ Jennifer Fleiss	Director	March 1, 2022
Jennifer Fleiss

/s/ Mitch Garber	Director	March 1, 2022
Mitch Garber

/s/ James H. Simmons	Director	March 1, 2022
James H. Simmons

APOLLO STRATEGIC GROWTH CAPITAL

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Apollo Strategic Growth Capital

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Apollo Strategic Growth Capital (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows, for years ended December 31, 2021, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for years ended December 31, 2021, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by October 6, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for and Valuation of Private Placement Warrants

Description:

As described in Notes 2, 8 and 9 to the financial statements, the Company accounts for its private placement warrants based on an assessment of the instruments’ specific terms and the applicable accounting standards. The private placement warrants are stated at fair value at each reporting period with the change in fair value recorded on the statement of operations. The fair value of the warrants on the date of issuance were estimated using a Black-Scholes option pricing model as of December 31, 2021 which include inputs such as the Company’s stock price on date of grant, exercise price per share, the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment and include implied volatility and the risk-free interest rate. As of December 31, 2021, 12,224,134 private placement warrants were outstanding at a fair value of $21.1 million and resulting in $2.36 million of loss related to the change in fair value of the for the year ended December 31, 2021. As previously disclosed by management, the Company has restated the financial statements as of and for the year ended December 31, 2020 to account for the private placement warrants as liabilities on its balance sheets. The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants are a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants and management’s significant assumption related to implied volatility; (iii) the audit effort involved the use of professionals with specialized skill and knowledge; and (iv) as disclosed by management, a material weakness related to the evaluation of complex financial instruments existed as of December 31, 2021.

Response:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the private placement warrants, testing the internal controls over management’s process for determining the fair value estimates. Testing management’s process included (i) evaluating the internal controls and methodology used by management to determine the fair value of the private placement warrants; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of management’s significant assumption related to implied volatility and probability of executing a successful business combination; and (iv) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the private placement warrants; (ii) evaluating the methodology to determine the fair value; (iii) testing the mathematical accuracy of the models; and (iv) evaluating the reasonableness of the significant assumption related to implied volatility and probability of executing a successful business combination by considering consistency with external market data.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 1, 2022

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Apollo Strategic Growth Capital

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apollo Strategic Growth Capital (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: interpretation and accounting for complex financial instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 1, 2022

PCAOB ID Number 100

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$161,277	$257,872
Prepaid expenses	495,915	1,125,255
Total current assets	657,192	1,383,127

Investments held in Trust Account	817,356,537	816,985,533
Total assets	$818,013,729	$818,368,660

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued offering costs	$6,560,426	$383,164
Advances from related party	2,040,211	373,517
Note payable - Sponsor	5,800,000	1,500,000
Total current liabilities	14,400,637	2,256,681

Derivative warrant liabilities	55,943,533	74,642,310
Deferred underwriting compensation	28,588,350	28,588,350
Total liabilities	98,932,520	105,487,341

Commitments and contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 81,681,000 shares (at $10.00 per share) as of December 31, 2021 and 2020	816,810,000	816,810,000

Shareholders’ deficit:
Preferred shares, $0.00005 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.00005 par value, 300,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.00005 par value, 60,000,000 shares authorized, 20,420,250 shares issued and outstanding as of December 31, 2021 and 2020	1,021	1,021
Additional paid-in capital	—	—
Accumulated deficit	(97,729,812)	(103,929,702)
Total shareholders’ deficit	(97,728,791)	(103,928,681)
Total liabilities and shareholders’ deficit	$818,013,729	$818,368,660

See accompanying notes to financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2021	2020	2019

REVENUE	$—	$—	$—

EXPENSES
Administrative fee – related party	200,650	46,669	—
General and administrative	12,663,776	536,614	1,853
TOTAL EXPENSES	12,864,426	583,283	1,853

OTHER INCOME (EXPENSES)
Investment income from Trust Account	371,004	175,533	—
Interest expense	(5,465)	(414)	—
Transaction costs allocable to warrant liability	—	(2,344,508)	—
Change in fair value of derivative warrant liabilities	18,698,777	(16,889,088)	—
TOTAL OTHER INCOME (EXPENSES)	19,064,316	(19,058,477)	—

Net income (loss)	$6,199,890	$(19,641,760)	$(1,853)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	81,681,000	18,828,526	—
Basic and diluted net income (loss) per Class A ordinary share	$0.06	$(0.52)	—

Weighted average number of Class B ordinary shares outstanding, basic and diluted	20,420,250	18,983,377	18,750,000
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$(0.52)	$(0.00)

See accompanying notes to financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances as of January 1, 2019	21,562,500	$1,078	$27,117	$(28,195)	$—

Capital contributions	—	—	3,707	—	3,707

Net loss	—	—	—	(1,853)	(1,853)
Balance as of December 31, 2019	21,562,500	$1,078	$30,824	$(30,048)	$1,854

Excess of proceeds received over fair value of private warrant liabilities	—	—	328,959	—	328,959

Forfeiture of Class B ordinary shares by Sponsor	(1,142,250)	(57)	57	—	—

Accretion of Class A ordinary shares subject to possible redemption amount	—	—	(359,840)	(84,257,894)	(84,617,734)

Net loss	—	—	—	(19,641,760)	(19,641,760)
Balance as of December 31, 2020	20,420,250	$1,021	$—	$(103,929,702)	$(103,928,681)

Net income	—	—	—	6,199,890	6,199,890
Balance as of December 31, 2021	20,420,250	$1,021	$—	$(97,729,812)	$(97,728,791)

See accompanying notes to financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$6,199,890	$(19,641,760)	$(1,853)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	27,607	3,707
Investment income earned on investment held in Trust Account	(371,004)	(175,533)	—
Costs associated with warrant liabilities	—	2,344,508	—
Change in fair value of derivative warrant liabilities	(18,698,777)	16,889,088	—
Changes in operating assets and liabilities:
Prepaid expenses	629,340	(1,123,401)	(1,854)
Accounts payable and accrued expenses	6,179,734	(761,757)	—
Advances from Related Parties	2,035,989	—	—
Net Cash Used In Operating Activities	(4,024,828)	(2,441,248)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(816,810,000)	—
Net Cash Used In Investing Activities	—	(816,810,000)	—

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering	—	816,810,000	—
Proceeds from sale of Private Placement Warrants	—	18,336,200	—
Payment of underwriter commissions	—	(16,336,200)	—
Payment of offering costs	—	(800,880)	—
Proceeds from Sponsor note	4,300,000	1,500,000	—
Repayment of advances from Sponsor	(371,767)	—	—
Net Cash Provided By Financing Activities	3,928,233	819,509,120	—

Net change in cash	(96,595)	257,872	—
Cash at beginning of year	257,872	—	—
Cash at end of year	$161,277	$257,872	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Public Offering	$—	$28,588,350	$—
Deferred offering costs paid by related party	$—	$345,910	$3,707
Accrued offering costs which were charged to temporary equity	$—	$1,144,924	$—

See accompanying notes to financial statements

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

At December 31, 2021, the Company had not commenced any operations. All activity for the period from October 10, 2008 through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Public Offering

On October 6, 2020, the Company consummated the Public Offering of 75,000,000 units, $0.00005 par value at a price of $10.00 per unit (the “Units”) generating gross proceeds of $750,000,000 which is described in Note 4. APSG Sponsor, L.P., a Cayman Islands limited partnership (the “Sponsor”), purchased an aggregate of 11,333,334 private placement warrants (“Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $17,000,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering. Upon the closing of the Public Offering and the private placement on October 6, 2020, $750,000,000 was placed in a trust account (the “Trust Account”) (discussed below). Transaction costs amounted to $41,389,428 consisting of $15,000,000 of underwriting fees, $26,250,000 of deferred underwriting fees payable (which are held in Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $139,428 of Public Offering costs. These costs were charged to temporary equity upon completion of the Public Offering. As described in Note 4, the $26,250,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by October 6, 2022 (or by January 6, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by October 6, 2022) (the “Completion Window”). In addition, $2,344,508 of costs were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense).

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2021, the proceeds of the Public Offering were held in U.S. government securities, as specified above.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under New York Stock Exchange (“NYSE”) rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. In the event that the redemption of the Company’s Public Shares would cause its net tangible assets to be less than $5,000,001, the Company would not proceed with the redemption of its Public Shares.

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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2021, we had investments held in the Trust Account of $817,356,537 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of December 31, 2021, the Company does not have sufficient liquidity to meet our future obligations. As of December 31, 2021, the Company had a working capital deficit of approximately $13.7 million, current liabilities of $14.4 million and had cash of approximately $161,000.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Recent Developments

GBT Business Combination

On December 2, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with GBT JerseyCo Limited (“GBT”), a company limited by shares incorporated under the laws of Jersey, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, GBT will become our direct subsidiary, with us being renamed “Global Business Travel Group, Inc.” (“PubCo”) and conducting its business through GBT in an umbrella partnership-C corporation structure (an “Up-C structure”).

Pursuant to, and in accordance with the terms, and subject to the conditions, of the Business Combination Agreement, we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware by effecting a deregistration under the Cayman Islands Companies Act (2021 Revision), as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, as amended.

Earnout

Pursuant to the Business Combination Agreement and on the terms and subject to the conditions thereof, the holders of GBT Ordinary Shares, GBT Preferred Shares, GBT Profit Shares, GBT MIP Shares and certain legacy GBT MIP Options will also receive an aggregate of 15,000,000 “earnout” shares in the form of equity interests of GBT following the Closing.

PIPE Subscription Agreements

On December 2, 2021, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “PIPE Subscription Agreements”) with certain strategic and institutional investors, including the Sponsor (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe, immediately prior to the Closing, an aggregate of 33,500,000 shares of Domesticated Acquiror Class A Common Stock at a cash purchase price of $10.00 per share for an aggregate purchase price equal to $335 million (the “PIPE Investment”). Of the 33,500,000 shares of Domesticated Acquiror Class A Common Stock to be issued pursuant to the PIPE Subscription Agreements, the Sponsor has agreed to purchase 2,000,000 shares of Domesticated Acquiror Class A Common Stock on the same terms and conditions as the other PIPE Investors at a price of $10.00 per share.

Acquiror Class B Common Stock Subscription Agreement

In connection with the Business Combination Agreement, PubCo and GBT will enter into a subscription agreement (the “Acquiror Class B Common Stock Subscription Agreement”) pursuant to which PubCo will issue and sell to GBT, and GBT will subscribe for and purchase from PubCo, shares of Domesticated Acquiror Class B Common Stock (the “GBT Subscription”) in exchange for the amount which equals the product of (a) $0.0001 per share and (b) the aggregate number of shares of Domesticated Acquiror Class B Common Stock to be subscribed for by GBT (the “Acquiror Class B Common Stock Purchase Price”).

Acquiror Subscribed Ordinary Shares Subscription Agreement

In connection with the Business Combination Agreement, GBT and PubCo will enter into a subscription agreement (the “Acquiror Subscribed Ordinary Shares Subscription Agreement”) pursuant to which GBT will issue and sell to PubCo, and PubCo will subscribe for and purchase from GBT, OpCo A Ordinary Shares and one OpCo Z Ordinary Share in exchange for the Acquiror Subscribed Ordinary Shares Purchase Price.

Acquiror Class B Common Stock Distribution Agreement

In connection with the Business Combination Agreement, GBT and the Continuing JerseyCo Owners will enter into a distribution agreement (the “Acquiror Class B Common Stock Distribution Agreement”) pursuant to which, following the GBT Subscription, GBT will distribute to the Continuing JerseyCo Owners, and each Continuing JerseyCo Owner will accept from GBT, the shares of Domesticated Acquiror Class B Common Stock that GBT acquired in connection with the GBT Subscription, in partial consideration for the redemption and cancellation of the GBT Ordinary Shares held by the Continuing JerseyCo Owners.

Sponsor Support Agreement

In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, members of our board of directors and management (the “Insiders”) and GBT entered into a support agreement (the “Sponsor Support Agreement”). Pursuant to the Sponsor Support Agreement, the Sponsor and each Insider agreed to, among other things, vote or cause to be voted, all of the Acquiror Cayman Shares beneficially owned by it, at the Special Meeting: (i) in favor of all the Shareholder Proposals, (ii) against any competing transaction, (iii) against any change in the business, our management or board of directors that would reasonably be expected to adversely affect our ability to consummate the Transactions or is otherwise inconsistent with any of our obligations under the Business Combination Agreement, and (iv) against any other proposal, agreement or action that would reasonably be expected to (a) impede, frustrate, prevent or nullify, or materially delay or materially impair our ability to perform our obligations under, any provision of the Business Combination Agreement or the transaction documents, (b) result in any of the conditions to Closing not being satisfied or (c) result in our breach of any covenant, representation or warranty or other obligation or agreement under the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Sponsor or the Insiders contained in the Sponsor Support Agreement. The Sponsor and each Insider also agreed not to redeem any of the Acquiror Cayman Shares beneficially owned by them in connection with the Transactions or sell any of their Acquiror Cayman Shares, Acquiror Cayman Units or Acquiror Cayman Warrants (other than to certain permitted transferees) during the pre-Closing period. Further, the Sponsor and each Insider have agreed to comply with certain provisions of the Business Combination Agreement, including the provisions regarding non-solicitation, confidentiality and publicity, as if they were APSG with respect to such provisions, and to execute and deliver all documents and take all actions reasonably necessary by them for us to comply with its obligations relating to regulatory approvals in the Business Combination Agreement.

Sponsor Side Letter

In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, the Insiders, APSG and GBT entered into a letter agreement (the “Sponsor Side Letter”). Pursuant to the Sponsor Side Letter, the Sponsor and each Insider has agreed not to transfer (other than to certain permitted transferees), subject to certain transfer restrictions (i) any shares of Domesticated Acquiror Class A Common Stock issued to each of them at the Closing, and (ii) any of the Domesticated Acquiror Warrants (or any shares of Domesticated Acquiror Class A Common Stock issued or issuable upon exercise of the Domesticated Acquiror Warrants) issued to each of them at the Closing until 30 days after the Closing.

In addition, pursuant to the Sponsor Side Letter, the Sponsor has agreed that 13,631,318 of the shares of Domesticated Acquiror Class A Common Stock issued to the Sponsor at the Closing (the “Sponsor Shares”) will immediately vest without restrictions and 6,713,932 of the Sponsor Shares will be deemed unvested subject to certain triggering events to occur within five years from Closing.

Company Holders Support Agreement

In connection with the Business Combination Agreement, on December 2, 2021, the Continuing JerseyCo Owners and GBT entered into a support agreement (the “Company Holders Support Agreement”). Pursuant to the Company Holders Support Agreement, each of the Continuing JerseyCo Owners agreed to, among other things, during the pre-Closing period, execute, deliver or otherwise grant any action by written consent, special resolution or other approval, or vote or cause to be voted at any meeting of shareholders of GBT: (i) in favor of any such consent, resolution or other approval, as may be required under the organizational documents of GBT or applicable law or otherwise sought with respect to the Business Combination Agreement or the Transactions and (ii) against any competing transaction and any other proposal, agreement or action that would reasonably be expected to (a) prevent or nullify, or materially delay or materially impair the ability of GBT to perform its obligations under, any provision of the Business Combination Agreement or the transaction documents, (b) result in any of the conditions to Closing not being satisfied or (c) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Continuing JerseyCo Owners contained in the Company Holders Support Agreement. Each of the Continuing JerseyCo Owners also agreed not to sell any of its GBT Ordinary Shares, GBT Preferred Shares or GBT Profit Shares (other than to certain permitted transferees) during the pre-Closing period. Further, each Continuing JerseyCo Owner has agreed to comply with certain provisions of the Business Combination Agreement, including the provisions regarding non-solicitation and publicity, as if they were GBT with respect to such provisions, and to execute and deliver on the date of Closing, the Shareholders Agreement, the Acquiror Class B Common Stock Distribution Agreement, the Exchange Agreement (as defined below) and the Amended and Restated Registration Rights Agreement (as defined below).

Additionally, each Continuing JerseyCo Owner has agreed not to transfer, until the 180th day following the Closing (the “UW Lock-Up Release Date”), any equity securities of PubCo or GBT (subject to certain permitted exceptions); provided, that if the final determination of the Post-Closing Equity Adjustment has not occurred prior to the expiration of the UW Lock-Up Release Date, then each Continuing JerseyCo Owner agrees to retain and not transfer at least 5% of each class of securities of each of PubCo and GBT (subject to certain permitted exceptions) that it receives in connection with the Closing, from the UW Lock-Up Release Date until the completion of the implementation of the adjustments set forth in the Business Combination Agreement in connection with the Post-Closing Equity Adjustment.

Amex Holdco and its affiliates have also agreed to use their reasonable best efforts to enter into definitive agreements with GBT in respect of certain commercial arrangements.

Amended and Restated Registration Rights Agreement

At the Closing, PubCo, the Sponsor, the Insiders and the Continuing JerseyCo Owners (collectively, the “Holders”) will enter into an amended and restated registration rights agreement pursuant to which, among other things, PubCo will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Domesticated Acquiror Class A Common Stock and other equity securities of PubCo that are held by the Holders from time to time (the “Amended and Restated Registration Rights Agreement”). Pursuant to the Amended and Restated Registration Rights Agreement, PubCo will be required to submit or file with the SEC, within (i) 30 calendar days after the Closing, or (ii) 90 calendar days following PubCo’s most recent fiscal year end if the audited financials for the year ended December 31, 2021 are required to be included, a Shelf covering the issuance and the resale of all such registrable securities on a delayed or continuous basis, and to use its commercially reasonable efforts to have such Shelf declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) 60 calendar days (or 90 calendar days if the SEC notifies PubCo that it will “review” the Shelf) after the filing thereof and (ii) the 10th business day after the date PubCo is notified (orally or in writing, whichever is earlier) by the SEC that the Shelf will not be “reviewed” or will not be subject to further review.

Exchange Agreement

At the Closing, PubCo, GBT and the Continuing JerseyCo Owners will enter into an exchange agreement (the “Exchange Agreement”), giving the Continuing JerseyCo Owners (or certain of their permitted transferees) the right, on the terms and subject to the conditions of the Exchange Agreement, to exchange their OpCo B Ordinary Shares (with automatic surrender for cancellation of an equal number of shares of Domesticated Acquiror Class B Common Stock) for shares of Domesticated Acquiror Class A Common Stock on a one-for-one basis, subject to customary adjustments for stock splits, dividends, reclassifications and other similar transactions or certain limited circumstances.

Shareholders Agreement

At Closing, PubCo, GBT, American Express Travel Holdings Netherlands Coöperatief U.A., Juweel Investors (SPC) Limited and Expedia will enter into a shareholders agreement (the “Shareholders Agreement”). The Shareholders Agreement will set forth certain agreements with respect to, among other matters, transfers of equity securities of PubCo and GBT, the governance of PubCo and GBT, tax distributions that GBT will make to PubCo and the Continuing JerseyCo Owners and certain information rights of the Continuing JerseyCo Owners.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with the Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $800,877 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $44,924,550, were charged to temporary equity upon completion of the Public Offering and exercise of the underwriters’ overallotment option. In addition, $2,344,508 of costs allocated to the Public Warrants and Private Placement Warrants were included in the statement of operations as a component of other income/(expense).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Effective with the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021 and 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$816,810,000
Less:
Proceeds allocated to Public Warrants	$(39,745,978)
Class A ordinary shares issuance costs	$(44,871,756)
Plus:
Accretion of carrying value to redemption value	$84,617,734
Class A ordinary shares subject to possible redemption	$816,810,000

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2021, 2020 and 2019. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share and allocates income/loss on a pro rata basis. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the years ended December 31, 2021 and 2020. The Company did not have any Class A ordinary shares outstanding as of December 31, 2019:

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,959,912	$1,239,978	$(9,780,661)	$(9,861,099)
Denominator:
Basic and diluted weighted average shares outstanding	81,681,000	20,420,250	18,828,526	18,983,377

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.52)	$(0.52)

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

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. Upon consummation of the Public Offering, the fair value of Warrants were estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period. As of both December 31, 2021 and 2020, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of both December 31, 2021 and 2020, the Company used a modified Black-Scholes model to value the Private Placement Warrants.

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

As of December 31, 2021, 2020 and 2019, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

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

Related Party Loans

On August 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Note”). This Note bears interest at a rate of 0.17% per annum and is payable on the earlier of March 31, 2021 or the closing date of the Public Offering. Upon the close of the Public Offering on October 6, 2020, the Note was no longer available.

On October 20, 2020, the Sponsor executed an unsecured promissory note (the “October Note”) to loan the Company an aggregate principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note. As of December 31, 2021 and 2020, the outstanding balance on the October Note was $1,500,000. As of December 31, 2021 and 2020, the outstanding interest on the October Note was $2,514 and $414, respectively. Up to $1,500,000 of the October Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the lender.

On February 22, 2021, the Sponsor executed an unsecured promissory note (the “February Note”) to loan the Company an aggregate principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note. As of December 31, 2021, the outstanding balance on the February Note was $800,000. As of December 31, 2021, the outstanding interest on the February Note was $821.

On June 18, 2021, the Sponsor executed an unsecured promissory note (the “June Note”) to loan the Company an aggregate principal amount of $2,000,000. The June Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On June 18, 2021, the Company borrowed $2,000,000 pursuant to the June Note. As of December 31, 2021, the outstanding balance on the June Note was $2,000,000. As of December 31, 2021, the outstanding interest on the June Note was $1,375.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On September 14, 2021, the Company borrowed $1,500,000 pursuant to the September Note. As of December 31, 2021, the outstanding balance on the September Note was $1,500,000. As of December 31, 2021, the outstanding interest on the September Note was $755.

Advances from Related Parties

Affiliates of the Sponsor paid certain formation, operating and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the years ended December 31, 2021 and December 31, 2020 and for the period from October 10, 2008 (inception) through December 31, 2020, the related parties paid $2,040,211, $373,517 and $0 of offering costs and other expenses on behalf of the Company, respectively. As of December 31, 2021, 2020 and 2019, there was $2,040,211, $373,517 and $0 due to the related parties, respectively.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $200,650, $46,669 and $0 for such expenses under the administrative services agreement for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Service Provider Agreement

The Company has entered into a fee arrangement with a service provider pursuant to which certain success fees in connection with a potential Business Combination will become payable only if the Company consummates the pending Business Combination with GBT. If the pending Business Combination with GBT does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2021, the amount of these contingent fees with the service provider was approximately $7.0 million.

Placement Agent Agreement

Separately, the Company has entered into a fee arrangement with placement agents pursuant to which certain placement fees equal to 3.5% of gross proceeds from a securities private placement (net of proceeds invested by related parties or affiliates of the Company) will become payable only if the Company consummates the pending Business Combination with GBT. If the pending Business Combination with GBT does not occur, the Company will not be required to pay these contingent fees.

There can be no assurances that the Company will complete the pending Business Combination with GBT.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00005 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, 2020 and 2019, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 300,000,000 Class A ordinary shares and 60,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2021 and 2020, there were 81,681,000 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying balance sheets. As of December 31, 2019, there were no Class A ordinary shares subject to possible conversion.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of December 31, 2021, 2020 and 2019, there were 20,420,250 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 1,142,250 Class B ordinary shares in November 2020; and (ii) the surrender of 7,187,500 Class B ordinary shares in September 2020.

NOTE 8 — WARRANTS

As of December 31, 2021 and 2020, there were 39,451,134 warrants outstanding (12,224,134 Private Placement Warrants and 27,227,000 Public Warrants). There were no warrants outstanding as of December 31, 2019. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

The Company accounts for the 39,451,134 warrants issued in connection with the Public Offering (including 27,227,000 Public Warrants and 12,224,134 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Upon issuance of the derivative warrants the Company recorded a liability of $57,753,222 on the balance sheets.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Description	Level	December 31, 2021	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$817,356,537	$816,985,533	$—

Liabilities:
Warrant Liability – Private Placement Warrants	3	21,092,973	23,455,550	—
Warrant Liability – Public Warrants	1	34,850,560	51,186,760	—

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of both December 31, 2021 and 2020, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of both December 31, 2021 and 2020, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at December 31, 2020 to estimate the volatility for the Private Placement Warrants. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. As of both December 31, 2021 and 2020, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2019	$—
Derivative liabilities recorded on issuance of derivative warrants	57,753,222
Transfer to Level 1	(39,745,978)
Change in fair value of derivative liabilities	5,448,306
Balance, December 31, 2020	23,455,550
Change in fair value of derivative liabilities	(2,362,577)
Balance, December 31, 2021	$21,092,973

As of December 31, 2021 and 2020, the fair value of the derivative feature of the Private Placement Warrants was calculated using the following weighted average assumptions:

	December 31, 2021		December 31, 2020
Risk-free interest rate	1.31%		0.49%
Expected life of grants	5.5	years	5.9	years
Expected volatility of underlying shares	18.0%		10.0 - 30.0%
Dividends	0.0%		0%

As of December 31, 2021 and 2020, the derivative warrant liability was $55,943,533 and $74,642,310, respectively. In addition, for the years ended December 31, 2021 and 2020, the Company recorded a gain of $18,698,777 and loss of $(16,889,088), respectively, on the change in fair value of the derivative warrant liabilities on the statements of operations. During 2020, the Company charged $328,959 to additional paid in capital for the excess of proceeds received over fair value of Private Placement Warrant liabilities.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.