Form 10-Q
period 2022-03-31
Apollo Strategic Growth Capital
filed 2022-05-09
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 9, 2022, there were 81,681,000 Class A ordinary shares, par value $0.00005 per share, and 20,420,250 Class B ordinary shares, par value $0.00005 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements.	1
Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	1
Condensed Statements of Operations (Unaudited) For the Three Months Ended March 31, 2022 and For the Three Months Ended March 31, 2021	2
Condensed Statements of Changes in Shareholders’ Deficit (Unaudited) For the Three Months Ended March 31, 2022 and For the Three Months Ended March 31, 2021	3
Condensed Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2022 and For the Three Months Ended March 31, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II - OTHER INFORMATION	29
Item 1. Legal Proceedings.	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3. Defaults Upon Senior Securities.	30
Item 4. Mine Safety Disclosures.	30
Item 5. Other Information.	30
Item 6. Exhibits	31
PART III - SIGNATURES	32

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.).

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$80,242	$161,277
Prepaid expenses	336,193	495,915
Total current assets	416,435	657,192

Investments held in Trust Account	817,678,426	817,356,537
Total assets	$818,094,861	$818,013,729

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued offering costs	$5,594,897	$6,560,426
Advances from related party	4,258,589	2,040,211
Note payable - Sponsor	5,800,000	5,800,000
Total current liabilities	15,653,486	14,400,637

Derivative warrant liabilities	60,098,285	55,943,533
Deferred underwriting compensation	28,588,350	28,588,350
Total liabilities	104,340,121	98,932,520

Commitments and contingencies (Note 7)

Temporary Equity:
Class A ordinary shares subject to possible redemption, 81,681,000 shares (at $10.00 per share) as of March 31, 2022 and December 31, 2021	816,810,000	816,810,000

Shareholders’ deficit:
Preferred shares, $0.00005 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.00005 par value, 300,000,000 shares authorized, none issued and outstanding excluding the shares subject to possible redemption	—	—
Class B ordinary shares, $0.00005 par value, 60,000,000 shares authorized, 20,420,250 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,021	1,021
Additional paid-in capital	—	—
Accumulated deficit	(103,056,281)	(97,729,812)
Total shareholders’ deficit	(103,055,260)	(97,728,791)
Total liabilities, temporary equity and shareholders’ deficit	$818,094,861	$818,013,729

See accompanying notes to unaudited interim condensed financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUE	$—	$—

EXPENSES
Administrative fee – related party	50,001	50,647
General and administrative	1,441,567	4,592,167
TOTAL EXPENSES	1,491,568	4,642,814

OTHER INCOME (EXPENSES)
Investment income from Trust Account	321,889	141,517
Interest expense	(2,038)	(615)
Change in fair value of derivative warrant liabilities	(4,154,752)	24,785,058
TOTAL OTHER INCOME (EXPENSES)	(3,834,901)	24,925,960

Net (loss) income	$(5,326,469)	$20,283,146

Weighted average number of Class A ordinary shares outstanding, basic and diluted	81,681,000	81,681,000
Basic and diluted net (loss) income per Class A ordinary share	$(0.05)	$0.20

Weighted average number of Class B ordinary shares outstanding, basic and diluted	20,420,250	20,420,250
Basic and diluted net (loss) income per Class B ordinary share	$(0.05)	$0.20

See accompanying notes to unaudited interim condensed financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,420,250	$1,021	$—	$(97,729,812)	$(97,728,791)

Net loss	—	—	—	(5,326,469)	(5,326,469)
Balance as of March 31, 2022	20,420,250	$1,021	$—	$(103,056,281)	$(103,055,260)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	20,420,250	$1,021	$—	$(103,929,702)	$(103,928,681)

Net income	—	—	—	20,283,146	20,283,146
Balance as of March 31, 2021	20,420,250	$1,021	$—	$(83,646,556)	$(83,645,535)

See accompanying notes to unaudited interim condensed financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(5,326,469)	$20,283,146
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(321,889)	(141,517)
Change in fair value of derivative warrant liabilities	4,154,752	(24,785,058)
Changes in operating assets and liabilities:
Prepaid expenses	159,722	150,174
Accounts payable and accrued expenses	(965,529)	4,138,691
Advances from Related Parties	2,218,378	—
Net Cash Used In Operating Activities	(81,035)	(354,564)

Cash Flows From Financing Activities:
Proceeds from Sponsor note	—	800,000
Repayment of advances from Sponsor	—	(371,767)
Net Cash Provided By Financing Activities	—	428,233

Net change in cash	(81,035)	73,669
Cash at beginning of period	161,277	257,872
Cash at end of period	$80,242	$331,541

See accompanying notes to unaudited interim condensed financial statements

Apollo Strategic Growth Capital

(formerly known as APH III (Sub I), Ltd.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1  — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Organizational and General

Apollo Strategic Growth Capital (formerly known as APH III (Sub I), Ltd.) (the “Company”) was initially incorporated in Cayman Islands on October 10, 2008 under the name of APH III (Sub I), Ltd. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).On August 6, 2020, the Company formally changed its name to Apollo Strategic Growth Capital.

At March 31, 2022, the Company had not commenced any operations. All activity for the period from October 10, 2008 through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering.

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

On November 10, 2020, the Company consummated the closing of the sale of 6,681,000 additional Units at a price of $10 per unit upon receiving notice of the underwriters’ election to partially exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $66,810,000 and incurred additional offering costs of $3,674,550 in underwriting fees. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 890,800 Private Placement Warrants to the Sponsor, generating gross proceeds of $1,336,200. Of the additional $3,674,550 in underwriting fees, $2,338,350 is deferred until the completion of the Company’s Initial Business Combination. As a result of the underwriters’ election to partially exercise their overallotment option, 1,142,250 Founder Shares were forfeited.

The Company intends to finance its Initial Business Combination with proceeds from the Public Offering, the Private Placement, debt or a combination of the foregoing.

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2022, the proceeds of the Public Offering were held in U.S. government securities, as specified above.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination. See “Recent Developments” below and “Item 1.Business” of our Annual Report for the year ended December 31, 2021 for more information regarding the pending Initial Business Combination with GBT JerseyCo Limited.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a shareholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to make Permitted Withdrawals. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity. ”

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to make Permitted Withdrawals (less up to $100,000 of such net interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2022, the Company had investments held in the Trust Account of $817,678,426 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of March 31, 2022, the Company does not have sufficient liquidity to meet its future obligations. As of March 31, 2022, the Company had a working capital deficit of approximately $15.2 million, current liabilities of $15.7 million and had cash of approximately $80,000.

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated memorandum of association. The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

Recent Developments

GBT Business Combination

On December 2, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with GBT JerseyCo Limited (“GBT”), a company limited by shares incorporated under the laws of Jersey, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, GBT will become direct subsidiary of the Company, with us being renamed “Global Business Travel Group, Inc.” (“PubCo”) and conducting its business through GBT in an umbrella partnership-C corporation structure (an “Up-C structure”).

Pursuant to, and in accordance with the terms, and subject to the conditions, of the Business Combination Agreement, the Company will change its jurisdiction of incorporation from the Cayman Islands to the State of Delaware by effecting a deregistration under the Cayman Islands Companies Act (2021 Revision), as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, as amended.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital.

At March 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$816,810,000
Less:
Proceeds allocated to Public Warrants	(39,745,978)
Class A ordinary shares issuance costs	(44,871,756)
Plus:
Accretion of carrying value to redemption value	84,617,734
Class A ordinary shares subject to possible redemption	$816,810,000

During the three months ended March 21, 2022, the Company did not make any adjustments to the redemption value of the Class A shares subject to possible redemption.

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the three months ended March 31, 2022 and 2021.

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$(4,261,175)	$(1,065,294)	$16,226,517	$4,056,629
Denominator:
Basic and diluted weighted average shares outstanding	81,681,000	20,420,250	81,681,000	20,420,250

Basic and diluted net income (loss) per ordinary share	$(0.05)	$(0.05)	$0.20	$0.20

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

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. Upon consummation of the Public Offering, the fair value of Warrants were estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period. As of both March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the Fair Value Hierarchy. As of both March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants.

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.

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

Related Party Loans

On August 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Note”). This Note bore interest at a rate of 0.17% per annum and is payable on the earlier of March 31, 2021 or the closing date of the Public Offering. Upon the close of the Public Offering on October 6, 2020, the Note was no longer available.

On October 20, 2020, the Sponsor executed an unsecured promissory note (the “October Note”) to loan the Company an aggregate principal amount of $1,500,000. The October Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On October 20, 2020, the Company borrowed $1,500,000 pursuant to the October Note. As of March 31, 2022 and December 31, 2021, the outstanding balance on the October Note was $1,500,000. As of March 31, 2022 and December 31, 2021, the outstanding interest on the October Note was $3,032 and $2,514, respectively.

On February 22, 2021, the Sponsor executed an unsecured promissory note (the “February Note”) to loan the Company an aggregate principal amount of $800,000. The February Note bears interest at a rate of 0.12% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On February 22, 2021, the Company borrowed $800,000 pursuant to the February Note. As of March 31, 2022 and December 31, 2021, the outstanding balance on the February Note was $800,000 and $800,000, respectively. As of March 31, 2022 and December 31, 2021, the outstanding interest on the February Note was $1,057 and $821, respectively.

On June 18, 2021, the Sponsor executed an unsecured promissory note (the “June Note”) to loan the Company an aggregate principal amount of $2,000,000. The June Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On June 18, 2021, the Company borrowed $2,000,000 pursuant to the June Note. As of March 31, 2022 and December 31, 2021, the outstanding balance on the June Note was $2,000,000 and $2,000,000, respectively. As of March 31, 2022 and December 31, 2021, the outstanding interest on the June Note was $2,016 and $1,375, respectively.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On September 14, 2021, the Company borrowed $1,500,000 pursuant to the September Note. As of March 31, 2022 and December 31, 2021, the outstanding balance on the September Note was $1,500,000 $1,500,000, respectively. As of March 31, 2022 and December 31, 2021, the outstanding interest on the September Note was $1,395 and $755, respectively.

Advances from Related Parties

Affiliates of the Sponsor paid certain formation, operating and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the three months ended March 31, 2022 and 2021, the related parties paid $2,218,378 and $2,472 of offering costs and other expenses on behalf of the Company, respectively. As of March 31, 2022 and December 31, 2021, there was $4,258,589 and $2,040,211 due to the related parties, respectively.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $50,001 and $50,647 for such expenses under the administrative services agreement for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Service Provider Agreement

The Company has entered into a fee arrangement with a service provider pursuant to which certain success fees in connection with a potential Business Combination will become payable only if the Company consummates the pending Business Combination with GBT. If the pending Business Combination with GBT does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2022 and December 31, 2021, the amount of these contingent fees with the service provider was approximately $7.0 million.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00005 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 300,000,000 Class A ordinary shares and 60,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2022 and December 31, 2021, there were 81,681,000 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the condensed accompanying balance sheets.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of March 31, 2022 and December 31, 2021, there were 20,420,250 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 1,142,250 Class B ordinary shares in November 2020; and (ii) the surrender of 7,187,500 Class B ordinary shares in September 2020.

NOTE 8 — WARRANTS

As of March 31, 2022 and December 31, 2021, there were 39,451,134 warrants outstanding (12,224,134 Private Placement Warrants and 27,227,000 Public Warrants). No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$817,678,426	$817,356,537

Liabilities:
Warrant Liability – Private Placement Warrants	3	22,797,295	21,092,973
Warrant Liability – Public Warrants	1	37,300,990	34,850,560

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of both March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of both March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at March 31, 2022 and December 31, 2021 to estimate the volatility for the Private Placement Warrants. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. As of both March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

There were no transfers into or out of Level III liabilities during the three months ended March 31, 2022 and 2021. The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2021	$21,092,973
Change in fair value of derivative liabilities	1,704,322
Balance, March 31, 2022	$22,797,295

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

As of March 31, 2022 and December 31, 2021, the fair value of the derivative feature of the Private Placement Warrants was calculated using the following weighted average assumptions:

	March 31, 2022		December 31, 2021
Risk-free interest rate	2.42%		1.31%
Expected life of grants	5.25	years	5.5	years
Expected volatility of underlying shares	17.0%		18.0%
Dividends	0.0%		0.0%

As of March 31, 2022 and December 31, 2021, the derivative warrant liability was $60,098,285 and $55,943,533, respectively. In addition, for the three months ended March 31, 2022 and 2021, the Company recorded a loss of $(4,154,752) and gain of $24,785,058, respectively, on the change in fair value of the derivative warrant liabilities on the condensed statements of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than discussed below that would have required recognition or disclosure in the condensed financial statements.

On April 1, 2022, the Sponsor executed an unsecured promissory note (the “April Note”) to loan the Company an aggregate principal amount of $1,500,000. The April Note bears interest at a rate of 0.13% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Apollo Strategic Growth Capital. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to APSG Sponsor, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, the plans and objectives of management for future operations and our pending business combination with GBT JerseyCo Limited (“GBT”), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

GBT Business Combination

On December 2, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with GBT, a company limited by shares incorporated under the laws of Jersey, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, GBT will become our direct subsidiary, with us being renamed “Global Business Travel Group, Inc.” (“PubCo”) and conducting business through GBT in an umbrella partnership-C corporation structure (the “Business Combination”). Upon the consummation of the business combination transactions contemplated by the Business Combination Agreement, the existing shareholders of GBT (other than any holders of GBT MIP Shares (as defined in the Business Combination Agreement) will together acquire a majority voting interest in PubCo and maintain a majority economic interest in GBT, and our existing shareholders will own a minority voting interest in PubCo and an indirect minority economic interest in the GBT business. See “Recent Developments” in Note 1 to our condensed financial statements and “Item 1. Business” of our Annual Report for a description of the pending Business Combination with GBT and the related agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to- day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $5,326,469, which consists of a change in fair value of the derivative warrant liabilities of $4,154,752 and operating costs of $1,491,568. These amounts were offset by interest income on marketable securities held in the Trust Account of $321,889.

For the three months ended March 31, 2021, we had net income of $20,283,146, which consists of a change in the fair value of the derivative warrant liabilities of $24,785,058 and interest income on marketable securities held in the Trust Account of $141,517, offset by operating costs of $4,642,814.

Liquidity and Capital Resources

We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of the financial statements included herein. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that if we are unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. Our management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the mandatory liquidation as stipulated in our amended and restated memorandum and articles of association. The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

On October 6, 2020, we consummated the Public Offering of 75,000,000 units (the “Units”), and in connection therewith granted the underwriters an over-allotment option to purchase an additional 11,250,000 over-allotment units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $750,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 11,333,334 Private Placement Warrants, at $1.50 per Private Placement Warrant, to our sponsor, generating gross proceeds of $17,000,000. Upon closing of the Public Offering on October 6, 2020, the proceeds of the Public Offering of $750,000,000 were held in cash and subsequently invested in U.S. government securities.

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

Since October 2020, we executed a series of promissory notes in the aggregate amount of $7,300,000 with our sponsor in order to satisfy working capital requirements. See “Related Party Loans” in Note 6 to our condensed financial statements.

For the three months ended March 31, 2022 and 2021, cash used in operating activities was $81,035 and $354,564, respectively. For the three months ended March 31, 2022, net loss of $5,326,469 was affected by a loss in fair value of derivative liabilities of $4,154,752 which was offset by interest earned on marketable securities held in the Trust Account of $321,889 and changes in operating assets and liabilities, which provided $1,412,571 of cash from operating activities. For the three months ended March 31, 2021, net income of $20,283,146 was affected by interest earned on marketable securities held in the Trust Account of $141,517, a gain in fair value of derivative liabilities of $24,785,058 and changes in operating assets and liabilities, which used $4,288,865 of cash from operating activities.

As of March 31, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $817,678,426 and $817,356,537, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay our tax obligations. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $80,242 and $161,277 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. See Note 1, “Description of Organization, Business Operations and Going Concern” to our condensed financial statements. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

The Company has entered into a fee arrangement with a service provider pursuant to which certain success fees in connection with a potential Initial Business Combination will become payable only if the Company consummates the pending Business Combination with GBT. If the pending Business Combination with GBT does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2022, the amount of these contingent fees with the service provider was approximately $7.0 million.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our condensed financial statements, the areas that are particularly significant include use of estimates; Class A ordinary shares subject to possible redemption; net income (loss) per ordinary share; and the fair value of assets and liabilities.

Our significant accounting policies are summarized in Note 3 to our condensed financial statements.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to us and our industry is included in Note 3 to our condensed financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the previously disclosed material weakness that existed solely related to its accounting for complex financial instruments no longer existed as a result of the remediation steps to address the material weakness, and the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of March 31, 2022, this material weakness has been fully remediated.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2022.

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

We intend to use the net proceeds from the Public Offering to consummate the Business Combination with GBT and the related transactions.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Quarterly Report.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2022.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate(2)
10.1*	Promissory Note, dated April 1, 2022, by and between the Company as the maker and the Sponsor as the payee
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.

(1)Previously filed as an exhibit to the Annual Report on Form 10-K/A filed on November 29, 2021, and incorporated by reference herein.

(2)Previously filed as an exhibit to the Amendment No. 1 to Registration Statement on Form S-1 filed on September 25, 2020, and incorporated by reference herein.

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO STRATEGIC GROWTH CAPITAL

Date: May 9, 2022	By:	/s/ Sanjay Patel
Name: Sanjay Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ James Crossen
Name: James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)