Form 10-Q
period 2022-06-30
Global Business Travel Group, Inc.
filed 2022-08-11
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39576

Global Business Travel Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0598290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
666 3rd Avenue, 4th Floor New York, NY 10017 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 679-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	GBTG	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock	GBTG.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 10, 2022, the registrant had  56,945,033 shares of Class A common stock, par value $0.0001 per share, and  394,448,481 shares of Class B common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in $ millions except share and per share data)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$446	$516
Accounts receivable (net of allowances for doubtful accounts of $7 and $4 as of June 30, 2022 and December 31, 2021, respectively)	688	381
Due from affiliates	33	18
Prepaid expenses and other current assets	117	137
Total current assets	1,284	1,052
Property and equipment, net	210	216
Equity method investments	14	17
Goodwill	1,312	1,358
Other intangible assets, net	682	746
Operating lease right-of-use assets	48	59
Deferred tax assets	267	282
Other non-current assets	34	41
Total assets	$3,851	$3,771
Liabilities, preferred shares, and stockholders’ equity
Current liabilities:
Accounts payable	$274	$137
Due to affiliates	40	41
Accrued expenses and other current liabilities	441	519
Current portion of operating lease liabilities	19	21
Current portion of long-term debt	3	3
Total current liabilities	777	721
Long-term debt, net of unamortized debt discount and debt issuance costs	1,218	1,020
Deferred tax liabilities	115	119
Pension liabilities	280	333
Long-term operating lease liabilities	49	61
Earnouts and warrants derivative liabilities	121	—
Other non-current liabilities	25	23
Total liabilities	2,585	2,277
Commitments and Contingencies (see note 12)
Preferred shares (par value €0.00001; 3,000,000 shares authorized; 1,500,000 shares issued and outstanding as of December 31, 2021)	—	160
Stockholders’ equity:
Voting ordinary shares (par value €0.00001; 40,000,000 shares authorized; 36,000,000 shares issued and outstanding as of December 31, 2021)	—	—
Non-Voting ordinary shares (par value €0.00001; 15,000,000 shares authorized; 8,413,972 shares issued and outstanding as of December 31, 2021)	—	—
Profit Shares (par value €0.00001; 800,000 shares authorized, issued and outstanding as of December 31, 2021)	—	—
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 56,945,033 shares issued and outstanding as of June 30, 2022)	—	—
Class B common stock (par value $0.0001; 3,000,000,000 shares authorized; 394,448,481 shares issued and outstanding as of June 30, 2022)	—	—
Additional paid-in capital	244	2,560
Accumulated deficit	(128)	(1,065)
Accumulated other comprehensive loss	(30)	(162)
Total equity of the Company’s stockholders	86	1,333
Equity attributable to noncontrolling interest in subsidiaries	1,180	1
Total stockholders’ equity	1,266	1,334
Total liabilities, preferred shares, and stockholders’ equity	$3,851	$3,771

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in $ millions, except share and per share data)	2022	2021	2022	2021
Revenue	$486	$153	$836	$279
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	199	95	372	177
Sales and marketing	82	45	154	88
Technology and content	95	59	185	116
General and administrative	89	41	154	80
Restructuring charges	(5)	(9)	(3)	(9)
Depreciation and amortization	45	36	89	70
Total operating expenses	505	267	951	522
Operating loss	(19)	(114)	(115)	(243)
Interest expense	(24)	(13)	(43)	(24)
Fair value movement on earnouts and warrants derivative liabilities	36	—	36	—
Other income, net	2	—	2	5
Loss before income taxes and share of losses from equity method investments	(5)	(127)	(120)	(262)
Benefit from income taxes	4	73	29	95
Share of losses from equity method investments	(1)	(1)	(2)	(2)
Net loss	(2)	(55)	(93)	(169)
Less: Net loss attributable to non-controlling interests in subsidiaries	(23)	(55)	(114)	(169)
Net income attributable to the Company’s Class A common stockholders	$21	$—	$21	$—
Basic earnings per share attributable to the Company’s Class A common stockholders	$0.44		$0.44
Weighted average number of shares outstanding - Basic	48,867,969		48,867,969
Diluted loss per share attributable to the Company’s Class A common stockholders	$—		$(0.21)
Weighted average number of shares outstanding - Diluted	444,320,221		444,320,221

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in $ millions)	2022	2021	2022	2021
Net loss	$(2)	$(55)	$(93)	$(169)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	(74)	7	(90)	(2)
Unrealized gains on cash flow hedge, net of tax	4	—	13	—
Amortization of actuarial loss and prior service cost in net periodic pension cost	1	—	1	—
Other comprehensive (loss) income, net of tax	(69)	7	(76)	(2)
Comprehensive loss	(71)	(48)	(169)	(171)
Less: Comprehensive loss attributable to non-controlling interests in subsidiaries	(88)	(48)	(186)	(171)
Comprehensive income attributable to the Company’s Class A common stockholders	17	—	17	—

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(in $ millions)	2022	2021
Operating activities:
Net loss	$(93)	$(169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	70
Deferred tax benefit	(31)	(97)
Equity-based compensation	8	1
Provision for (release of) allowance for doubtful accounts	1	(4)
Share of losses from equity-method investments	2	2
Amortization of debt discount and debt issuance costs	2	2
Fair value movements on earnouts and warrants derivative liabilities	(36)	—
Other non-cash	—	(3)
Pension contributions	(19)	(12)
Proceeds from termination of interest rate swap derivative contract	23	—
Changes in working capital, net of effects from acquisition
Accounts receivables	(346)	(28)
Prepaid expenses and other current assets	(8)	44
Due from affiliates	(15)	7
Due to affiliates	—	4
Accounts payable, accrued expenses and other current liabilities	114	(53)
Net cash used in operating activities	(309)	(236)
Investing activities:
Purchase of property and equipment	(42)	(18)
Business acquisition, net of cash acquired	—	(53)
Net cash used in investing activities	(42)	(71)
Financing activities:
Proceeds from reverse recapitalization, net	269	—
Redemption of preference shares	(168)	—
Proceeds from issuance of preferred shares	—	100
Proceeds from senior secured term loans	200	100
Repayment of senior secured term loans	(1)	(4)
Repayment of finance lease obligations	(2)	(2)
Payment of lender fees and issuance costs for senior secured term loans facilities	—	(6)
Capital distributions to stockholders	—	(1)
Net cash from financing activities	298	187
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(1)
Net decrease in cash, cash equivalents and restricted cash	(69)	(121)
Cash, cash equivalents and restricted cash, beginning of period	525	593
Cash, cash equivalents and restricted cash, end of period	$456	$472
Supplemental cash flow information:
Cash (received) paid for income taxes (net of refunds)	$(1)	$1
Cash paid for interest (net of interest received)	$38	$20
Dividend accrued on preferred shares	$8	$2
Non-cash additions for operating lease right-of-use assets	$—	$11

Cash, cash equivalents and restricted cash consist of:	As of
	June 30,	December 31,
(in $ millions)	2022	2021
Cash and cash equivalents	$446	$516
Restricted cash (included in other non-current assets)	10	9
Cash, cash equivalents and restricted cash	$456	$525

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS’ EQUITY

(Unaudited)

															Equity
													Accumulated		attributable to
	Voting ordinary		Non-Voting		Profit		Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	shares		ordinary shares		shares		common stock		common stock		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	2,560	(1,065)	(162)	1,333	1	1,334
Dividend on preferred shares (see note 17)	—	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(91)	—	(91)	—	(91)
Balance as of March 31, 2022	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	2,558	(1,156)	(169)	1,233	1	1,234
Dividend on preferred shares (see note 17)	—	—	—	—	—	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Equity-based compensation prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	2	—	—	2	—	2
Additional shares issued to Expedia (see notes 7 and 8)	—	—	59,111	—	—	—	—	—	—	—	6	—	—	6	—	6
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)	—	(30)
Other comprehensive loss, net of tax, prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)	—	(40)
Reverse recapitalization, net (see note 6)	(36,000,000)	—	(8,473,083)	—	(800,000)	—	56,945,033	—	394,448,481	—	(2,322)	1,037	183	(1,102)	1,197	95
Equity-based compensation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Net income after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	21	—	21	7	28
Other comprehensive loss, net of tax, after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)	(25)	(29)
Balance as of June 30, 2022	—	—	—	—	—	—	56,945,033	—	394,448,481	—	244	(128)	(30)	86	1,180	1,266

															Equity
													Accumulated		attributable to
	Voting ordinary		Non-Voting		Profit		Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	shares		ordinary shares		shares		common stock		common stock		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2020	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	1,752	(592)	(179)	981	3	984
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(114)	—	(114)	—	(114)
Balance as of March 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	1,752	(706)	(188)	858	3	861
Dividend on preferred shares (see note 17)	—	—	—	—	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	(54)	—	(54)	(1)	(55)
Other comprehensive income, net of tax,	—	—	—	—	—	—	—	—	—	—	—	—	7	7	—	7
Balance as of June 30, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	1,751	(760)	(181)	810	2	812

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Business Description and Basis of Presentation

Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries, including GBT JerseyCo Limited, (“GBT JerseyCo”, and all together the “Company”) is a leading platform serving travel for business purposes and provides a full suite of differentiated, technology-enabled solutions to business travelers and corporate clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. The Company manages end-to-end logistics of corporate travel and provides a link between businesses, their employees, travel suppliers and other industry participants.

On December 2, 2021, GBT JerseyCo entered into a definitive business combination agreement (“Business Combination Agreement”) with Apollo Strategic Growth Capital (“APSG”), a special purpose acquisition company, listed on the New York Stock Exchange (the “Business Combination”). The Business Combination closed on May 27, 2022 upon satisfaction of the closing conditions provided in the Business Combination Agreement. Upon closing of the Business Combination, APSG was renamed as “Global Business Travel Group, Inc.” and GBT JerseyCo became a direct subsidiary of GBTG. GBTG is a Delaware corporation and tax resident in the United States of America (“U.S.”). GBTG conducts its business through GBT JerseyCo in an umbrella partnership-C corporation structure (“Up-C structure”), which is tax resident in the United Kingdom (“U.K.”).

The Business Combination was accounted for as a reverse recapitalization. Accordingly, no assets or liabilities were measured at fair value, and no goodwill or other intangible assets were recognized as a result of the Business Combination (see note 6 - Reverse Recapitalization).

GBT JerseyCo was incorporated on November 28, 2019 under the Companies (Jersey) Law 1991 and prior to the Business Combination operated as a joint venture with American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex Coop”), a resident of the Netherlands, Juweel Investors (SPC) Limited (a successor entity of Juweel Investors Limited) (“Juweel”), a resident of Cayman Islands and EG Corporate Travel Holdings LLC (“Expedia”) (collectively, with Amex Coop and Juweel the “Continuing JerseyCo Owners”).

The Company has one reportable segment.

Impact of COVID-19

Since March 2020, the outbreak of the novel strain of the coronavirus, COVID-19 (“COVID-19”) severely restricted the level of economic activity around the world and had an unprecedented effect on the global travel industry. Government measures implemented to contain the spread of COVID-19, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo time outside of their homes, limited business travel significantly below 2019 levels.

While many countries have vaccinated a reasonable proportion of their population, the rate and pace of vaccination globally, the severity and duration of resurgence, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may contribute to delays in economic recovery. Overall, the ultimate impact and duration of the COVID-19 pandemic remains uncertain and will depend upon future developments, which are difficult to predict.

However, with the spread of the virus now being contained to varying degrees in certain countries during different times, travel restrictions have been lifted and clients have become more comfortable traveling, particularly to domestic locations. This has led to a moderation of the more severe declines in business travel bookings experienced at certain points since the pandemic began. Despite the continued negative impact of the COVID-19 pandemic on the Company’s business, the Company has seen improvement in its transaction volume starting the second half of 2021 and continuing into the first half of 2022 as COVID-19 vaccines continued to be administered and some travel restrictions relaxed. The global travel activity has since shown a recovery trend, but remained below 2019 levels. The Company incurred a net loss of $93 million and had cash outflows from operations of $309 million during the six months ended June 30, 2022 compared to a net loss of $169 million and cash outflows from operations of $236 million during the six months ended June 30, 2021.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes its liquidity is important given limited ability to predict its future financial performance due to the uncertainty associated with the COVID-19 pandemic. Since March 2020, the Company has taken several measures to preserve its liquidity, including initiating a business response plan to the COVID-19 pandemic (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), entered into several financial transactions, including several debt financing / refinancing transactions and the recent consummation of the Business Combination and continues to explore other capital market transactions to improve liquidity and/or expand its business operations.

Based on the financial mitigation measures taken and available funding capacity, along with cash from its operations, the Company believes it has adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of GBTG, GBT JerseyCo’s wholly- owned subsidiaries and entities controlled by GBTG. There are no entities that have been consolidated due to control through operating agreements, financing agreements or as the primary beneficiary of a variable interest entity. The Company reports the non-controlling ownership interests in subsidiaries that are held by third-party owners as equity attributable to non-controlling interests in subsidiaries on the consolidated balance sheets. The portion of income or loss attributable to third-party owners for the reporting periods is reported as net income (loss) attributable to non-controlling interests in subsidiaries on the consolidated statements of operations. The Company has eliminated intercompany transactions and balances in its consolidated financial statements.

For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of GBT JerseyCo and its wholly-owned subsidiaries. All intercompany accounts and transactions among GBT JerseyCo and its consolidated subsidiaries were eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in the Company’s Registration Statement on Form S-1 as originally filed on June 21, 2022, and declared effective on August 5, 2022 (“Registration Statement”). The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, collectability of receivables, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill, equity-based compensation, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps, warrants and Earnout Shares (discussed below) and contingencies. Actual results could differ materially from those estimates.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact the Company’s results of operations. As a result, many of the Company’s estimates and assumptions require increased judgment. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)   Summary of Significant Accounting Policies

Warrant Instruments and Earnout Shares Liabilities

The Company accounts for its (i) public and privately issued warrants (see note 14 – Warrants) and (ii) substantially all of the Earnout Shares (see note 15 – Earnout Shares) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” (“ASC 815”) whereby under that provision the warrants and Earnout Shares do not meet the criteria for equity treatment and are recorded as liabilities. Accordingly, the Company classifies the warrants and Earnout Shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The Company remeasures the warrant liability and Earnout Shares liability at each balance sheet date and any change in the fair value is recognized in the Company’s consolidated statement of operations. These liabilities will be remeasured until the warrants are exercised or expire or until Earnout Shares are no longer contingent.

The fair value of warrants are determined using a market price for the public warrants and Black-Scholes model for the private warrants. The Black-Scholes model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. The balance sheet classification of warrant liability is also subject to re-evaluation at each reporting period. As of June 30, 2022, the public warrants were valued using the publicly available price for such warrants and were categorized as level 1 on the fair value hierarchy. As of June 30, 2022, the Company utilized a Black-Scholes model to value the private warrants and categorized such warrants as level 3 on the fair value hierarchy (see note 20 – Fair Value Measurements).

The fair value of Earnout Shares was determined using Monte Carlo valuation method and were categorized as level 3 on the fair value hierarchy (see note 20 – Fair Value Measurements).

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes” that amends the guidance to simplify accounting for income taxes, including elimination of certain exceptions in current guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments (changes from a subsidiary to equity method investments and vice versa), etc. The Company adopted this guidance on January 1, 2022 and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.

Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU No. 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. The new guidance clarifies that to the extent applicable, issuers should first reference other accounting principles to account for the effect of a modification. If other accounting principles are not applicable, the guidance clarifies whether to account for the modification or exchange as (1) an adjustment to equity, with the related earnings per share implications, or (2) an expense, and if so, the manner and pattern of recognition. The accounting depends on the substance of the transaction, such as whether the modification or exchange is the result of raising equity, a financing transaction, or some other event. The Company adopted this guidance on January 1, 2022 and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disclosures about Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance” which provides for disclosures by business entities about government assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the nature and types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The guidance is effective for the Company for annual periods beginning after December 15, 2021, with early application permitted, and can be applied either prospectively or retrospectively. The Company adopted this guidance on January 1, 2022 and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.

Governments of multiple countries extended several programs to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or deferrals and other financial aid. The Company has participated in several of these government programs. A substantial portion of these government support payments were to ensure that the Company continues to pay and maintain the employees on its payroll and does not make them redundant as the demand for travel services significantly reduced due to the COVID -19 pandemic. During the three months ended June 30, 2022 and 2021, the Company recognized in its consolidated statements of operations government grants and other assistance benefits for salaries and wages (mainly furlough support payments) of $1 million and $17 million, respectively, as a reduction of expenses. During the six months ended June 30, 2022 and 2021, the Company recognized in its consolidated statements of operations government grants and other assistance benefits for salaries and wages (mainly furlough support payments) of $7 million and $43 million, respectively, as a reduction of expenses. As of June 30, 2022 and December 31, 2021, the Company had a receivable of $0 and $6 million, respectively, in relation to such government grants, that is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.

Accounting Pronouncements — Not Yet Adopted

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, a new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The adoption date of this guidance was subsequently deferred by one year and is now effective for the Company for annual periods commencing with fiscal year 2023, including each interim period therein. The Company is currently evaluating the impact of the adoption of the guidance on its consolidated financial statements.

Reference rate reforms

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including the London Interbank Offered Rate (“LIBOR”) expected to be discontinued because of reference rate reform, to a new reference rate. The provisions of this ASU would impact contract modifications and other changes that occur while LIBOR is phased out. The guidance is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is in the process of evaluating the optional relief guidance provided within this ASU and is also reviewing its debt and hedging instruments that utilize LIBOR as the reference rate. The Company will continue to evaluate and monitor developments and its assessment of this guidance during the LIBOR transition period.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contracts with Customers Acquired in a Business Combination

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” to add contract assets and contract liabilities acquired in a business combination to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue recognition guidance. This updated guidance amends the current business combination guidance where an acquirer generally recognizes such items at fair value on the acquisition date. The guidance is effective for the Company commencing with fiscal year 2023, including each interim period therein, and is to be applied prospectively to all business combinations that occur on or after the date of initial application. The Company is currently evaluating the impact of the adoption of the guidance on its consolidated financial statements.

(3)   Revenue from Contracts with Customers

The Company disaggregates revenue based on (i) Travel Revenue which include all revenue relating to servicing a transaction, which can be air, hotel, car rental, rail or other travel-related booking or reservation and (ii) Product and Professional Services Revenue which include all revenue relating to using the Company’s platform, products and value-added services. The following table presents the Company’s disaggregated revenue by nature of service. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2022	2021	2022	2021
Travel revenue	$388	$79	$645	$141
Products and professional services revenue	98	74	191	138
Total revenue	$486	$153	$836	$279

Payments from customers are generally received within 30-60 days of invoicing or from their contractual date agreed under the terms of contract.

Contract Balances

Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.

The opening and closing balances of the Company’s accounts receivables, net, and contract liabilities are as follows:

		Contract	Contract
		liabilities	liabilities
	Accounts	Client	Deferred
	receivables,	incentives, net	revenue
(in $ millions)	net (1)	(non-current)	(current)
Balance as of June 30, 2022	$688	$6	$24
Balance as of December 31, 2021	$375	$3	$18
(1)	Accounts receivables, net, exclude balances not related to contracts with customers.

Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the six months ended June 30, 2022, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $8 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2021.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining Performance Obligations

As of June 30, 2022, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $25 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next 18 months.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

	As of
	June 30,	December 31,
(in $ millions)	2022	2021
Prepaid operating expenses	$49	$42
Income tax receivable / prepayments	30	32
Deferred offering costs	—	21
Value added and similar taxes receivables	15	11
Other prepayments and receivables	23	31
Prepaid expenses and other current assets	$117	$137

(5)   Property and Equipment, Net

Property and Equipment consist of:

	As of
	June 30,	December 31,
(in $ millions)	2022	2021
Capitalized software for internal use	$314	$304
Computer equipment	74	65
Leasehold improvements	51	52
Furniture, fixtures and other equipment	6	6
Capital projects in progress	22	9
	467	436
Less: accumulated depreciation and amortization	(257)	(220)
Property and equipment, net	$210	$216

Depreciation and amortization expense related to fixed assets was $22 million and $43 million for the three and six months ended June 30, 2022, respectively, and $20 million and $39 million for the three and six months ended June 30, 2021, respectively. Depreciation and amortization expense includes amortization related to capitalized software development costs amounting to $15 million and $12 million for the three months ended June 30, 2022 and 2021, respectively, and $29 million and $25 million for the six months ended June 30, 2022 and 2021, respectively.

(6)   Reverse Recapitalization

Pursuant to the Business Combination Agreement, among other things, (i) GBTG acquired 100% voting interest and an approximately 13% equity interest in GBT JerseyCo, (ii) GBT JerseyCo became jointly-owned by GBTG, Amex Coop, Juweel and Expedia and (iii) GBT JerseyCo serves as the operating partnership as part of an Up-C structure.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 2, 2021, concurrent with the execution of the Business Combination Agreement, GBTG also entered into subscription agreements with certain private investors (“PIPE Investors”), pursuant to which the PIPE Investors collectively subscribed for 33.5 million shares of the Company’s Class A common stock for an aggregate purchase price equal to $335 million (the “PIPE Investment”), including $2 million subscribed by entities related to APSG. The PIPE Investment was consummated concurrently with the closing of the Business Combination on May 27, 2022, generating proceeds of $323.5 million from PIPE Investment. The gross proceeds received upon closing of the transaction was $365 million, which included $42 million of cash remaining, net of redemptions, from GBTG’s (formerly APSG) initial public offering.

The Business Combination was treated as a reverse recapitalization transaction, whereby GBT JerseyCo was considered the accounting acquirer in the transaction and the predecessor entity of GBTG and therefore recognized the carrying value of the net assets of GBTG as an equity contribution with no incremental goodwill or intangible assets recognized.

In connection with the consummation of the Business Combination/immediately upon the Business Combination, the following occurred:

●	GBTG holds all the A ordinary shares of GBT JerseyCo – which carry both voting and economic interest rights. The Continuing JerseyCo Owners hold all the B ordinary shares of GBT JerseyCo – which carry no voting rights, but only economic rights.
●	The Continuing JerseyCo Owners hold Class B common stock in GBTG, in equal number as their shares in GBT JerseyCo, which carry no economic interest but only voting interest.
●	GBTG’s Class A common stock, which is equal in number of the GBT JerseyCo’s A ordinary shares, is held by public and the PIPE Investors.
●	GBT JerseyCo MIP Options and incentive plans were converted to GBTG MIP Options and equity compensation plan, with no change in any terms and conditions of grant/vesting/exercise.
●	The Continuing JerseyCo Owners and holders of GBT JerseyCo’s MIP Options were granted C ordinary shares of GBT JerseyCo that have no voting or economic interest and will be converted either to (i) GBTG’s Class B common stock and GBT JerseyCo’s B ordinary shares (for Continuing JerseyCo Owners) or (ii) GBTG’s Class A common stock (for GBT JerseyCo’s MIP Option holders) upon GBTG’s Class A common stock meeting certain price thresholds over a certain period of time. Further, certain of GBTG’s Class A common stock are subject to forfeitures and surrender/cancellations for no consideration if GBTG’s Class A common stock does not meet certain price thresholds over a certain period of time. All such shares are referred to as (“Earnout Shares”)
●	The outstanding warrants of APSG converted to those of GBTG on the same terms and conditions as existed prior to the closing of the Business Combination Agreement.
●	All the Business Combination transaction costs were paid out from the proceeds of the PIPE Investments or cash invested by GBTG in GBT JerseyCo or by GBT JerseyCo.
●	GBT JerseyCo repaid all of its outstanding amount of preferred shares including dividends accrued thereon from the proceeds of Business Combination.
●	GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into an Exchange Agreement (the “Exchange Agreement”) which provides Continuing JerseyCo Owners right to exchange their B ordinary shares in GBT JerseyCo for Class A common stock of GBTG on a one-for-one basis, with surrender and cancellation of Class B common stock held by them in GBTG. Alternatively, if approved by the “Exchange Committee” (comprising of disinterested and independent board of directors of GBTG), such B ordinary shares can be settled in cash.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At the time of the closing of the Business Combination Agreement and as of June 30, 2022, there were 56,945,033 shares of Class A common stock and 394,448,481 shares of Class B common stock of GBTG that were outstanding. The number of shares of Class B common stock outstanding corresponds to the number of B ordinary shares held by Continuing JerseyCo Owners in GBT JerseyCo which represents the non-controlling ownership interests in the Company.

Concurrently with the Closing, the Company entered into certain other related agreements which are discussed further in note 17 – Stockholders’ Equity and note 21 – Related Party Transactions.

(7)   Business Acquisitions

There was no business acquisition during the six months ended June 30, 2022.

Acquisition of Ovation Group

On January 21, 2021, the Company, through its wholly-owned subsidiary, GBT US LLC, acquired all of the outstanding shares of Ovation Travel, LLC, (along with its subsidiaries, the “Ovation Group”) for a total cash purchase consideration of $57 million (including approximately $4 million of deferred consideration), net of cash acquired. The results of Ovation Group’s operations have been included in the consolidated financial statements of the Company since the date of its acquisition.

The terms of the acquisition included contingent consideration of approximately $4 million and is subject to the continued employment of certain Ovation employees for a specified duration of employment as set out under the business purchase agreement. The Company accrues for this expense as compensation expense.

The fair value of the acquisition was allocated primarily to goodwill of $36 million, amortizing intangible assets of $29 million (corporate client relationships of $25 million and Tradenames of $4 million) and net liabilities assumed of $8 million. Goodwill generated from the acquisition is attributable to acquired workforce and expected synergies from centralized management and future growth. The acquired corporate client relationships and tradenames are being amortized over their estimated useful lives of 10 years and 5 years, respectively. The Company incurred $3 million in acquisition related costs which was expensed as incurred.

The amount of revenue and net loss of the Ovation Group since the acquisition date included in the consolidated statements of operations for the three months ended June 30, 2021 was $5 million and $5 million respectively and for the six months period ended June 30, 2021 was $7 million and $9 million, respectively. Assuming an acquisition date of January 1, 2020, the unaudited pro forma revenue and net loss of the Company for the three and six months ended June 30, 2021 would not have been materially different to the amount of revenue and net loss presented in the consolidated statements of operations for the three and six months ended June 30, 2021. The pro forma financial information adjusts for the effects of material business combination items primarily related to amortization of acquired intangible assets and the corresponding income tax effects.

Acquisition of Egencia

On November 1, 2021, the Company completed its acquisition of Egencia, a business-to-business digital travel management company serving corporate clients, from an affiliate of Expedia, Inc., EG Corporate Travel Holdings LLC (“Expedia”). As purchase consideration for this acquisition, the Company issued 8,413,972 non-voting ordinary shares, fair value of which was determined to be $816 million. As a result, Expedia became an indirect holder of non-voting ordinary shares of GBT JerseyCo, which then represented approximately 19% of GBT JerseyCo’s equity interests, excluding GBT JerseyCo’s preferred shares, Profit Shares, MIP Options and MIP Shares. This value was determined on the basis of the estimated total enterprise value of GBT JerseyCo (post acquisition of Egencia) and calculated based on a multiple of Adjusted EBITDA. During the three months ended June 30, 2022, the Company finalized the working capital adjustments related to this acquisition, which resulted in an adjustment of $6 million payable by the Company and in relation to which the Company issued additional 59,111 non-voting ordinary shares to Expedia.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the reverse recapitalization discussed in note 6 above, all non-voting ordinary shares issued to Expedia, were redeemed and cancelled by GBT JerseyCo and Expedia received B ordinary shares from GBT JerseyCo, and an equal number of Class B common stock from GBTG as calculated using the exchange ratio as was used to convert the then existing GBT JerseyCo shares to new class of shares under the Business Combination.

The acquisition of Egencia will complement the Company’s existing business and is expected to further accelerate its growth strategy in the small-to-medium-sized enterprise sector. The Company’s preliminary purchase price allocation is based on information that is currently available. The preliminary purchase price allocations are subject to further analysis of tax accounts, including deferred tax assets and liabilities.

The financial results of Egencia have been included in the Company’s consolidated financial statements since the date of its acquisition. The amount of revenue and net loss of the Egencia business for the three months ended June 30, 2022 were $107 million and $6 million, respectively and for the six months ended June 30, 2022 were $173 million and $34 million, respectively.

Assuming an acquisition date of January 1, 2020, the unaudited pro forma revenue and net loss of the Company for the three months ended June 30, 2021 would have been $186 million and $125 million, respectively, and for the six months ended June 30, 2021 would have been $334 million and $326 million, respectively.

(8)   Goodwill and Other Intangible Assets, Net

The following table sets forth changes in goodwill during the six months ended June 30, 2022:

(in $ millions)	Amount
Balance as of December 31, 2021	$1,358
Egencia acquisition adjustments (1)	7
Currency translation adjustments	(53)
Balance as of June 30, 2022	$1,312
(1)	Includes adjustment of $6 million related to additional shares issued to Expedia upon finalization of working capital adjustments.

There were no goodwill impairment losses recorded for the three and six months ended June 30, 2022 and 2021 and there are no accumulated goodwill impairment losses as of June 30, 2022.

The following table sets forth the Company’s other intangible assets with definite lives as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net
Trademarks/tradenames	$115	$(65)	$50	$115	$(62)	$53
Corporate client relationships	815	(237)	578	815	(189)	626
Supplier relationship	254	(201)	53	254	(188)	66
Travel partner network	4	(3)	1	4	(3)	1
Other intangible assets	$1,188	$(506)	$682	$1,188	$(442)	$746

Amortization expense relating to definite-lived intangibles was $23 million and $46 million for the three and six months ended June 30, 2022, respectively, and $16 million and $31 million for the three and six months ended June 30, 2021, respectively, which is included in depreciation and amortization in the consolidated statements of operations.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	As of
	June 30,	December 31,
(in $ millions)	2022	2021
Accrued payroll and related costs	$165	$198
Accrued operating expenses	128	147
Accrued restructuring costs (see note 10)	36	69
Client deposits	44	59
Deferred revenue	24	18
Value added and similar taxes payable	10	6
Income tax payable	7	7
Other payables	27	15
Accrued expenses and other current liabilities	$441	$519

(10) Restructuring Charges

The table below sets forth accrued restructuring cost included in accrued expenses and other current liabilities, for the six months ended June 30, 2022:

(in $ millions)	Employee related	Facility	Total
Balance as of December 31, 2021	$64	$5	$69
Reversal of accruals	(1)	(2)	(3)
Cash settled	(30)	—	(30)
Balance as of June 30, 2022	$33	$3	$36

(11) Long-term Debt

The outstanding amount of the Company’s long-term debt consists of:

	As of
	June 30,	December 31,
(in $ millions)	2022	2021
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$241	$242
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	800
Principal amount of senior secured revolving credit facility (Maturity – August 2023) (3)	—	—
	1,241	1,042
Less: Unamortized debt discount and debt issuance costs	(20)	(19)
Total debt, net of unamortized debt discount and debt issuance costs	1,221	1,023
Less: Current portion of long-term debt	(3)	(3)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,218	$1,020
(1)	Stated interest rate of LIBOR + 2.50% as of June 30, 2022 and December 31, 2021.
(2)	Stated interest rate of LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of June 30, 2022 and December 31, 2021.
(3)	Stated interest rate of LIBOR + 2.25% as of June 30, 2022 and December 31, 2021.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2022, the Company borrowed a principal amount of $200 million of senior secured tranche B-3 term loans under the Tranche B-3 Delayed Draw Term Loan Facility (“Tranche B-3 DDTL Facility”). As of June 30, 2022, the Company has fully drawn on its existing senior secured term loan facilities under the senior secured credit agreement and there are no unutilized term loan commitments remaining outstanding. The Company was required to pay a fee of 3.00% per annum on the actual daily unused delayed draw commitments under the senior secured tranche B-3 term loan facilities, payable quarterly in arrears.

During the three and six months ended June 30, 2022, the Company repaid the contractual quarterly installment of $1 million and $1 million of the principal amount of senior secured initial term loans, respectively.

At the option of Group Services B.V., a wholly owned subsidiary of GBTG (the “Borrower”), upon prior written notice, amounts borrowed under one or more of the senior secured credit facilities (as selected by the Borrower) may be voluntarily prepaid, and/or unused commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than (i) any applicable prepayment premium required to be paid pursuant to the senior secured credit agreement, and (ii) customary breakage costs in connection with certain prepayments of loans bearing interest at a rate based on LIBOR). Subject to certain exceptions set forth in the senior secured credit agreement, the Borrower is required to prepay the senior secured term loans with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (as defined in the senior secured credit agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness and (iv) other than in connection with the consummation of the business combination pursuant to the Business Combination Agreement, 50% of the net cash proceeds from the consummation of any initial public offering (or similar transaction) of the common stock of GBT JerseyCo (or a parent entity thereof).

The senior secured revolving credit facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility are subject to customary borrowing conditions. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of both June 30, 2022 and December 31, 2021, no borrowings or letters of credit were outstanding under the senior secured revolving credit facility.

Interest on the senior secured credit facilities is payable quarterly in arrears (or, if earlier in the case of LIBOR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans for the six months ended June 30, 2022 was approximately 7%.

Security; Guarantees

GBT UK TopCo Limited, a wholly-owned direct subsidiary of GBTG, and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with the Borrower, the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the senior secured credit facilities and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of the consolidated total assets of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties; provided that such coverage test shall instead be calculated based on 70% of Consolidated EBITDA (as defined in the senior secured credit agreement) of the Loan Parties and their subsidiaries for the four prior fiscal quarters, commencing with the first quarterly test date after January 2021 on which Consolidated EBITDA of the Loan Parties and their subsidiaries exceeds $100 million. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Covenants

The senior secured credit agreement contains various affirmative and negative covenants, including certain financial covenants (see below) and limitations (subject to exceptions) on the ability of the Loan Parties and their subsidiaries to: (i) incur indebtedness or issue preferred stock; (ii) incur liens on their assets; (iii) consummate certain fundamental changes (such as acquisitions, mergers, liquidations or changes in the nature of the business); (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to, or repurchase, any equity interests of any Loan Party or any equity interests of any direct or indirect parent company or subsidiary of any Loan Party; (vi) make investments, loans or advances; (vii) enter into transactions with affiliates and certain other permitted holders; (viii) modify the terms of, or prepay, any of their subordinated or junior lien indebtedness; (ix) make certain changes to a Loan Party’s entity classification for U.S. federal income tax purposes or certain intercompany transfers of a Loan Party’s assets if, as a result thereof, an entity would cease to be a Loan Party due to adverse tax consequences; (x) enter into swap contracts; and (xi) enter into certain burdensome agreements.

The senior secured credit agreement also requires that an aggregate amount of Liquidity (as defined in the senior secured credit agreement) equal to at least $200 million be maintained as of the end of each calendar month.

The senior secured credit agreement also contains a financial covenant applicable solely to the senior secured revolving credit facility. Such financial covenant requires the first lien net leverage ratio (calculated in a manner set forth under the senior secured credit agreement) to be less than or equal to 3.25 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeds 35% of the aggregate principal amount of the senior secured revolving credit facility. The senior secured credit agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the senior secured credit agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the period ended June 30, 2022.

As of June 30, 2022, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the senior secured credit agreement.

Events of Default

The senior secured credit agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the senior secured credit agreement or other enforcement actions customary for facilities of this type. As of June 30, 2022, no event of default existed under the senior secured credit agreement.

(12) Commitments and Contingencies

Purchase Commitment

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2022, the Company had approximately $202 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting and licensing contracts for information technology, of which $76 million relates to the twelve months ending June 30, 2023. These purchase commitments extend through 2027.

Guarantees

The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $20 million. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Contingencies

The Company recognizes legal fees as incurred when the legal services are provided.

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.

(13) Income Taxes

As mentioned in note 1 - Business Description and Basis of Presentation, following the closing of the Business Combination, GBTG conducts its business through GBT JerseyCo in an Up-C structure. Both, prior to and subsequent to the Business Combination, GBT JerseyCo was and is treated as a partnership for U.S. income tax purposes and, as such, GBT JerseyCo generally will not be subject to U.S. income tax under current U.S. tax laws. Instead, taxable income is allocated to holders of it’s A ordinary shares and B ordinary shares. GBTG is subject to U.S. income taxes with respect to its distributive share of the items of the net taxable income or loss and any related tax credits of GBT JerseyCo. GBTG is also subject to taxes in respect of any taxable gains or losses, if any, it recognizes or realizes during the period along with any deferred taxes on outside basis differences in value of its investment in GBT JerseyCo.

As a result of the Business Combination, GBTG recorded deferred tax assets related to its investments in GBT JerseyCo of $26 million and deferred tax liabilities of $40 million for foregone foreign tax credits in the U.S. on the foreign source earnings necessary to realize GBTG’s allocable share of GBT JerseyCo’s net deferred tax assets resulting in a net $14 million deferred tax liability.

The differences between the Company’s effective tax rate and the U.S. federal statutory tax rate of 21% generally results from various factors, including the geographical distribution of taxable income, state and foreign taxes, tax credits, fair value movements of Earnout Shares and warrants and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which the Company files its income tax returns.

For the three and six months ended June 30, 2022, GBTG’s income tax benefit was $4 million and $29 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 80% and 25%, respectively, primarily due to non-taxability of fair value movements of Earnout Shares and warrants recorded during the second quarter of 2022.

For the three and six months ended June 30, 2021, GBTG’s income tax benefit was $73 million and $95 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 56% and 37%, respectively, primarily due to the change in U.K.’s enacted tax rates from 19% to 25%, in the second quarter of 2021, and which becomes effective from April 2023. As a result of change in the enacted tax rate, the deferred tax assets and liabilities were remeasured in the second quarter of 2021, that resulted in recognition of additional deferred tax benefit of $35 million. The Company measures its deferred tax assets and liabilities at the rate at which they are expected to reverse in future periods.

(14) Warrants

As of June 30, 2022, there were 39,451,134 warrants outstanding (12,224,134 private warrants and 27,227,000 public warrants) at an exercise price of $11.50 per warrant. No fractional shares will be issued upon exercise of the warrants. As of June 30, 2022, the warrants have not become exercisable but the Company can permit holders to exercise their public warrants on a cashless basis and such cashless exercise is exempt from registration. The public warrants will expire five years from the date of closing of the Business Combination or earlier upon the Company’s redemption or liquidation of such warrants.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The private warrants are identical to the public warrants except that the private warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The Company may redeem the public warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (“Reference Value”).

Once the public warrants become exercisable, the Company may redeem such outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A common stock
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted);

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

Warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

The Company accounts for public and private warrants under ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The Company will reassess the classification of warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

As of May 27, 2022, the initial fair value of the warrant liability was recognized at $57 million with a corresponding reduction from the additional paid-in capital in total stockholders’ equity. As of June 30, 2022 the fair value of the warrant liability was estimated to be $44 million. The Company recognized a gain on the fair value change in warrant liability of $13 million in its consolidated statement of operations for the three and six months ended June 30, 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Earnout Shares

As part of the reverse recapitalization transaction, certain stockholders and employees are entitled to additional consideration in the form of “Earnout Shares” of the Company’s Class A common stock (and Class B common stock, with equal number of B ordinary shares of GBT JerseyCo, where the Earnout Shares have been given to certain stockholders) to be issued when the Company’s Class A common stock’s price achieves certain market share price milestones within specified periods following the reverse recapitalization transaction on May 27, 2022. These shares will be issued in tranches based on the following conditions:

(1)

If the volume-weighted average share price (“VWAP”) of the Company’s Class A common stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary from May 27, 2022, then the Company is required to issue Class A common stock to the holders with the contingent right to receive approximately 50% of the Earnout Shares. These Earnout Shares may instead be issued in the event of a change of control (as defined in the Business Combination Agreement) prior to the five-year anniversary of the closing date if the per share consideration in such transaction is at least $12.50.

(2)

If the VWAP of the Company’s Class A common stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary from May 27, 2022, then the Company is required to issue Class A common stock to the holders with the contingent right to receive the remainder of the Earnout Shares. These Earnout Shares may instead be issued in the event of a change of control (as defined in the Business Combination Agreement) prior to the five-year anniversary of the closing date if the per share consideration in such transaction is at least $15.00.

If the stock price thresholds mentioned above are not achieved during the five-year period from the reverse recapitalization date (assuming there is no change in control event), the Earnout Shares are forfeited for no additional consideration.

The Earnout Shares to employees are linked to the conditions of the GBTG MIP Options. As a result, the Company has accounted for such Earnout Shares as stock-based compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”), and recognized an expense of $2 million during the three and six months ended June 30, 2022 in its consolidated statement of operations.

The Earnout Shares to stockholders are accounted under ASC 815. Such guidance provides that because the Earnout Shares do not meet the criteria for equity treatment thereunder, Earnout Shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Earnout Shares liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

The fair value of the Earnout Shares was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

As of May 27, 2022, the initial fair value of the Earnout Shares liability was recognized at $100 million with a corresponding reduction from the additional paid-in capital in total stockholders’ equity. As of June 30, 2022 the fair value of the Earnout Shares liability was estimated to be $77 million. The Company recognized a gain on the fair value change in Earnout Shares liability of $23 million in its consolidated statement of operations for the three and six months ended June 30, 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16) Equity-Based Compensation

2022 Equity Incentive Plan

In May 2022, GBTG stockholders approved the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) under which, a maximum of approximately 48 million total shares of Class A common stock are available for issuance which is also the maximum number of shares that may be issued in respect of incentive stock options (“Share Reserve”). Under the 2022 Plan, GBTG may issue options, stock appreciation rights, restricted and performance stock, restricted stock units or performance stock units, or other awards that are payable in, or valued in, in whole or part by reference to GBTG shares. The 2022 Share Reserve will also be increased by the number of shares underlying the portion of an award granted under the GBTG MIP (as defined below) that is cancelled, terminated or forfeited or lapses after the effective date of the 2022 Plan. Shares issued by GBTG in connection with the assumption or substitution of outstanding grants or under certain stockholder approved plans from an acquired company will not reduce the number of shares available for awards under the 2022 Plan. Shares underlying the portion of an award that is forfeited or otherwise terminated for any reason whatsoever, in any case, without the issuance of shares, will be added back to the number of shares available for grant under the 2022 Plan. Shares issued under the 2022 Plan may, at the election of the board of directors GBTG (the “GBTG Board”), be (i) authorized but previously unissued or (ii) previously issued and outstanding and reacquired by GBTG.

As of June 30, 2022, no awards were granted under the 2022 Plan.

Employee Stock Purchase Plan

In May 2022, GBTG stockholders approved the Global Business Travel Group, Inc. Employee Stock Purchase Plan (the “ESPP”) under which a maximum of approximately 11 million shares (the “ESPP Cap”) are initially available for purchase under the ESPP. An employee can start contributing toward the ESPP commencing January 1, 2023. On January 1 of each year during which the ESPP is in effect, the number of shares available for purchase under the ESPP will be automatically increased by the lesser of (x) the ESPP Cap, (y) 1% of the number of shares of all common stock outstanding as of the immediately preceding December 31 (calculated on a fully diluted basis) and (z) such lesser number of shares as the GBTG Board may determine.

Management Incentive Plan

In May 2022, GBTG adopted the Amended & Restated Global Business Travel Group, Inc. Management Incentive Plan (the “GBTG MIP”) which superseded the GBT JerseyCo Management Incentive Plan, as amended and restated from time to time with the last amendment being on December 2, 2021 (the “Legacy GBT MIP”). Pursuant to the terms of the Legacy GBT MIP, all options granted under the Legacy GBT MIP that were outstanding at the closing of the Business Combination, whether vested or unvested, were converted into options to purchase shares of GBTG’s Class A common stock (“GBTG MIP Options”) and were treated as if they were originally granted under the GBTG MIP. The outstanding Legacy GBT MIP options were converted using the same exchange ratio as was used to convert the then existing GBT JerseyCo shares to new class of shares under the Business Combination. The exercise price of the awards were accordingly adjusted. Generally, the vesting and forfeiture terms of the GBTG MIP Options held by executive officers of GBT JerseyCo continue to be the same as provided under the Legacy GBT MIP under which they were granted. Under the GBTG MIP, all unexercised GBTG MIP Options, whether vested or unvested, expire on the tenth anniversary of their grant date, unless earlier cancelled, such as in connection with a termination of employment. GBTG MIP Options generally vest ratably in annual increments over a three or five year vesting period (i.e. one-third annually for a three year vesting period or 20% annually over a five year vesting period). There are no performance conditions associated with the vesting of the GBTG MIP Options. The exercise price of GBTG MIP Options granted under the GBTG MIP is 100% of the fair market value of the shares subject to the award, determined as of the date of grant, or such higher amount as the compensation committee may determine in connection with the grant.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2022, in connection with the Business Combination, the Company granted certain Earnout Shares to its employees (see note 15 – Earnout Shares). The Earnout Shares granted to employees are linked to the original vesting conditions of GBTG MIP Options granted prior to December 2021. As a result, the Company has accounted for such Earnout Shares as stock-based compensation under ASC 718, and recognized an expense of $2 million during the three and six months ended June 30, 2022 in its consolidated statement of operations. See note 20 – Fair Value Measurements for discussion on the fair value of Earnout Shares granted to employees.

There were no other new grants or any material forfeitures of the GBTG MIP Options during the three and six months ended June 30, 2022.

Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended June 30, 2022 and 2021 amount to $5 million and $1 million, respectively, and (ii) for the six months ended June 30, 2022 and 2021 amount to $8 million and $1 million, respectively, and is included within general and administrative expense on the consolidated statements of operations. The Company expects compensation expense, related to unvested GBTG MIP Options, of approximately $28 million to be recognized over the remaining weighted average period of 2.5 years.

(17) Stockholders’ Equity

Subsequent to the reverse recapitalization as described in note 6, GBTG’s authorized capital stock consists of:

(i)	3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of which 56,945,033 shares are issued and outstanding as of June 30, 2022
(ii)	3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), of which 394,448,481 shares are issued and outstanding as of June 30, 2022 and
(iii)	6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which are issued and outstanding as of June 30, 2022. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which are issued and outstanding as of June 30, 2022, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which are issued and outstanding as of June 30, 2022 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which are issued and outstanding as of June 30, 2022.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. In order to preserve the Up-C structure, the Exchange Agreement (see note 6 - Reverse Recapitalization) provides that GBTG and GBT JerseyCo will take (or, in some cases, forbear from taking) various actions, as necessary to maintain a one-to-one ratio between the number of issued and outstanding (x) Class A common stock of GBTG and the A ordinary shares of GBT JerseyCo and (y) Class B common stock of GBTG and the B ordinary shares of GBT JerseyCo. Additionally, the Company has 39,451,134 warrants outstanding as of June 30, 2022 (see note 14 – Warrants).

Class A Common Stock

Voting: Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval.

Dividend: Holders of shares of Class A common stock are entitled to receive ratably, in proportion to the number of shares held by them, dividends and other distributions when, as, and if declared by the GBTG Board out of legally available funds, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or loan agreements.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidation: Further, in the case of the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive, ratably on a per share basis with other holders of Class A common stock (subject to the nominal economic rights of holders of the Class B common stock), the Company’s remaining assets available for distribution to stockholders.

Other rights: Except as set forth in the New Shareholders Agreement (see note 21 - Related Party Transactions) and the Exchange Agreement (see note 6 - Reverse Recapitalization), holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B Common Stock

Voting: Holders of Class B common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval.

Dividend: The shares of Class B common stock generally have only nominal economic rights (limited to the right to receive up to the par value in the event of a liquidation, dissolution or winding up of GBTG).

Liquidation: Holders of shares of Class B common stock have the right to receive, ratably on a per share basis with other holders of Class B common stock and holders of Class A common stock, a distribution from GBTG’s remaining assets available for distribution to stockholders, up to the par value of such shares of Class B common stock, but otherwise are not entitled to receive any assets of GBTG in connection with any such liquidation, dissolution or winding up.

Other rights: Except as set forth in the New Shareholders Agreement (see note 21 - Related Party Transactions) and the Exchange Agreement (see note 6 - Reverse Recapitalization), holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Exchange Agreement: The Continuing JerseyCo Owners (or certain permitted transferees thereof) have the right, on the terms and subject to the conditions of the Exchange Agreement, to exchange their GBT JerseyCo B ordinary shares (with automatic surrender for cancellation of an equal number of shares of GBTG’s Class B common stock) for shares of GBTG’s Class A common stock on a one-for-one basis, subject to customary adjustments for stock splits, dividends, reclassifications and other similar transactions or, in certain limited circumstances, at the option of the Exchange Committee, for cash.

Preferred Stock

Voting: Holders of Class A-1 preferred stock and Class B-1 preferred stock have no voting rights except as otherwise from time to time required by law.

Generally, holders of Class A-1 preferred stock are entitled to the same rights and privileges, qualifications and limitations as holders of Class A common stock and holders of Class B-1 preferred stock are entitled to the same rights and privileges, qualifications and limitations as holders of Class B common stock. Further, Class A-1 preferred stock shall be identical in all respects to the Class A common stock and Class B-1 preferred stock shall be identical in all respects to the Class B common stock.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Shares of GBT JerseyCo: GBT JerseyCo’s amended memorandum and articles of association included authorized preferred share capital of 3 million of nominal value €0.00001 per preferred share, as a class of share with no voting rights. The holders of preferred shares were entitled to receive, when, as and if declared by the board of directors of GBT JerseyCo out of funds of GBT JerseyCo legally available therefor, cumulative dividends at the rate of 12% per share per annum; provided, that if any preferred share remains issued and outstanding following September 15, 2023, the dividend rate with respect to such preferred share increases to 14% per share per annum from and after September 15, 2023. Further, the total amount of dividends on such preferred shares was computed on a cumulative basis and compounded daily. The preferred shares were redeemable, in whole or in part, at the election of GBT JerseyCo, at any time at a price per share equal to the unreturned capital contributions associated with such preferred share plus accrued and unpaid cumulative dividends thereon to the date of redemption.

There was no issuance of preferred shares during the three and six months ended June 30, 2022; however, GBT JerseyCo accrued a dividend of $3 million and $8 million, for the three and six months ended June 30, 2022, on the outstanding balance of preferred shares. During the three and six months ended June 30, 2021, the Company issued 500,000 preferred shares in equal proportion to Amex Coop and Juweel for a total consideration of $50 million. As the preferred shares of GBT JerseyCo were issued to the ordinary shareholders, although the preferred shares were redeemable at the option of GBT JerseyCo, these were classified as mezzanine equity.

Upon closing of the Business Combination on May 27, 2022, GBT JerseyCo redeemed, in full, the outstanding amount of preferred shares, including dividends accrued thereon. Upon redemption, all the preferred shares were cancelled.

Distributions

The Company paid cash of $1 million for the six months ended June 30, 2021 in relation to accrued capital distribution to cover certain administrative costs of GBT JerseyCo’s then existing shareholders. There were no such distributions during the six months ended June 30, 2022. See the discussion above for dividends on preferred shares accrued during the three and six months ended June 30, 2022 and 2021.

Registration Rights Agreement

In May 2022, GBTG, APSG Sponsor, L.P., (the “Sponsor”), certain of APSG’s then existing board members (the “Insiders”) and the Continuing JerseyCo Owners entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, GBTG has registered for resale, pursuant to Rule 415 under the Securities Act, certain shares of Class A common stock and other equity securities of GBTG that are held by the holders party to the Registration Rights Agreement from time to time.

Sponsor Side Letter

In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, the Insiders, GBTG and GBT JerseyCo entered into a side letter (as amended on May 27, 2022, “Sponsor Side Letter”) which, among other things, contain certain restrictions on the transfer by the Sponsor and the Insiders with respect to the Class A common stock issued to each of them at the closing of the Business Combination (such shares issued to the Sponsor, the “Sponsor Shares”). The Sponsor and the Insiders are not permitted to transfer their Class A common stock, subject to certain permitted exceptions, until the earlier to occur of (a) one year following the closing date of the Business Combination and (b) the date which the VWAP of Class A common stock exceeds $12.00 per share for any 20 trading days within a period of 30 consecutive trading days.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Further, approximately 8 million of the Sponsor Shares were deemed unvested and were subject to certain triggering events to occur within five years following the closing (the “Sponsor Side Letter Vesting Period”) for these shares to vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Class A common stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, approximately 5 million of the unvested Sponsor Shares will vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Class A common stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days the remaining approximately 3 million of the unvested Sponsor Shares will vest. To the extent that either of the aforementioned triggering events do not occur within the Sponsor Side Letter Vesting Period, such Sponsor Shares will be forfeited to and terminated by GBTG. The registered holder(s) of the unvested Sponsor Shares continue to be entitled to all of the rights of ownership thereof, including the right to vote and receive dividends and other distributions in respect thereof. The number of shares and the price targets listed above will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations, reclassifications, combinations or other like changes or transactions with respect to the Class A common stock.

Any Class A common stock purchased by the Sponsor in connection with the PIPE investment will not be subject to the vesting or transfer restrictions described above.

These shares are accounted for as part of Earnout Shares discussed in note 15 above.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity, net of tax. The changes in the accumulated other comprehensive loss, net of tax, were as follows:

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2021	$(38)	$(128)	$4	$(162)
Net changes prior to reverse recapitalization, net of tax benefit, $0	(59)	—	12	(47)
Allocated to non-controlling interest	85	112	(14)	183
Net changes post reverse recapitalization, net of tax benefit, $0	(4)	—	—	(4)
Balance as of June 30, 2022	$(16)	$(16)	$2	$(30)

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2020	$(23)	$(160)	$4	$(179)
Net changes during the period, net of tax benefit, $0	(2)	—	—	(2)
Balance as of June 30, 2021	$(25)	$(160)	$4	$(181)

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Earnings (loss) per share

The Company’s basic earnings (loss) per share for the three and six months ended June 30, 2022 is based on results for the period from the date of Business Combination, May 27, 2022 to June 30, 2022, the period where the Company had earnings (loss) attributable to Class A common stockholders. The Company’s diluted earnings (loss) per share for the three and six months ended June 30, 2022 is based on the results of operations for the respective periods. This is because the numerator calculated for basic earnings (loss) per share adjusts for the results of operations that are attributable to the Class B common stockholders who are also the Continuing JerseyCo Owners of GBT JerseyCo (which is a predecessor to GBTG). The Company analyzed the calculations of net loss per share for periods prior to the Business Combination and determined that the values would not be meaningful to the users of these unaudited consolidated financial statements as it did not represent equity structure post Business Combination transaction.

Basic earnings (loss) per share is based on the average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants and GBTG MIP Options using the “treasury stock” method, and Earnout Shares and GBTG’s Class B common stock that convert into potential shares of Class A common stock, using the “if converted” method. Net earnings (loss) for diluted loss per share is adjusted for the Company’s share of GBT JerseyCo’s consolidated net earnings (loss), net of GBTG’s income taxes, after giving effect to GBT JerseyCo’s B ordinary shares that convert into potential shares of GBTG’s Class A common stock, to the extent it is dilutive.

As discussed in note 15 – Earnout Shares, the Company has issued and outstanding approximately 15 million of Earnout Shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC 260, “Earnings Per Share,” Earnout Shares are excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Earnout Shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer subject to forfeiture. Additionally, Dividends accrued on Earnout Shares, if any, will be forfeited if the pricing thresholds for Earnout Shares are not met during the specified time period.

As the exercise price of approximately 39 million warrants and approximately 25 million GBTG MIP Options (i.e. GBTG MIP Options other than those considered as dilutive in the table below) is higher than the average market price of the Class A common stock, including such warrants and GBTG MIP Options within the calculation of diluted earnings (loss) per share would have resulted in anti-dilutive effect on earnings (loss) per share. Hence such warrants and GBTG MIP options have been excluded from the calculation of diluted earnings per share.

GBTG’s Class B common stock does not have economic rights in the Company, including rights to dividends or distributions upon liquidation. As such, basic earnings (loss) per share of Class B common stock have not been presented. However, as these shares can be converted to Class A common stock under the provisions of Exchange Agreement, Class B common stock has been included in the calculations of diluted earnings (loss) per share.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three months ended	Six months ended
(in $ millions, except share and per share data)	June 30, 2022	June 30, 2022
Numerator – Basic and diluted earnings (loss) per share:
Net income attributable to the Company’s Class A common stockholders (A)	$21	$21
Add: Net loss attributable to non-controlling interests in subsidiaries (1)	(23)	(114)
Net loss attributable to the Company’s Class A and Class B common stockholders – Diluted (B)	$(2)	$(93)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A common stock outstanding – Basic (C)	48,867,969	48,867,969
Assumed exercise of GBTG MIP Options	1,003,771	1,003,771
Assumed conversion of Class B common stock	394,448,481	394,448,481
Weighted average number of Class A common stock outstanding – Diluted (D)	444,320,221	444,320,221

Basic earnings per share attributable to the Company’s Class A common stockholders: (A) / (C)	$0.44	$0.44

Diluted loss per share attributable to the Company’s Class A and Class B common stockholders: (B) / (D)	$—	$(0.21)
(1)	Primarily represents net loss attributed to the Continuing JerseyCo Owners for the periods prior to the Business Combination and their proportionate share of income (loss) after the Business Combination.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Derivatives and Hedging

Except as mentioned below, the Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. The Company does not offset derivative assets and liabilities within the consolidated balance sheets.

Interest Rate Swap

The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. The Company has interest rate risk primarily related to its senior secured term loans under the senior secured credit agreement, which bear interest at a variable rate that is currently based on three-months LIBOR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). In order to protect against potential higher interest costs resulting from anticipated increases in the benchmark rate for the senior secured tranche B-3 term loans, in February, 2022, Group Services B.V., a wholly owned subsidiary of GBTG and the borrower under the senior secured credit agreement, entered into an interest rate swap contract that fixed the benchmark interest rate with respect to a portion of the senior secured tranche B-3 term loans. The terms of such swap were initially linked to LIBOR as the benchmark rate, with a secured overnight financing rate (SOFR)-based rate replacing LIBOR as the benchmark rate for such swap, commencing in June 2023. The Company’s objective in using an interest rate swap derivative is to mitigate its exposure to increase / variability in LIBOR / SOFR interest rates. The interest rate swap was for a notional amount of debt of $600 million, for a period from March 2022 to March 2025 with fixed interest rate of 2.0725%. The interest rate swap was designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month LIBOR exceeds 2.0725%. In June 2022, the Company terminated this interest rate swap realizing $23 million in cash and simultaneously entered into another interest rate swap agreement, on substantially the same terms and conditions as the previous one, except the new fixed interest rate was contracted to be 3.6858%. Under ASC 815, Derivatives and Hedging, the Company has determined that the total amount of $23 million credited to the accumulated other comprehensive income in connection with the termination of the February 2022 interest rate swap contract will be included in the consolidated statement of operations proportionately until March 2025 as an offset to interest expense as the interest payments are made over this period. Further, the Company has determined that the new interest rate swap contract will be designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month LIBOR exceeds 3.6858%. Changes in the fair value of the interest rate swap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income (loss) and into interest expense when the hedged interest obligations affect earnings.

Warrants and Earnout Shares

As a result of the Business Combination, GBTG has issued and outstanding warrants (see note 14 – Warrants) and Earnout Shares (see note 15 – Earnout Shares). The public and private warrants and non-employee Earnout Shares are classified as derivative liabilities under ASC 815. Derivative warrant and Earnout Shares liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

As of June 30, 2022, the number of warrants and non-employee Earnout Shares issued and outstanding were approximately 39 million and 15 million respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

	Balance sheet	As of	As of
(in $millions)	location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current liabilities	$10	—
Derivatives not designated as hedging instruments
Earnout Shares	Earnouts and warrants derivative liabilities	$77	—
Warrants	Earnouts and warrants derivative liabilities	44	—
		$121	—

The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income (loss):

	Amount of gain recognized in				Statement of	Amount of gain recognized in
	other comprehensive loss				operations location	statements of operations
	Three months ended		Six months ended			Three months ended		Six months ended
	June 30		June 30			June 30		June 30
	2022	2021	2022	2021		2022	2021	2022	2021
Derivatives designated as hedging instruments
Interest rate swap	$4	—	$13	—	NA	—	—	—	—
Derivatives not designated as hedging instruments
Earnout Share	NA	—	NA	—	Fair value movement on earnouts and warrants derivative liabilities	$23	—	$23	—
Warrants	NA	—	NA	—	Fair value movement on earnouts and warrants derivative liabilities	13	—	13	—
						$36	—	$36	—

(20) Fair Value Measurements

Financial instruments which are measured at fair value, or for which a fair value is disclosed, are classified in the fair value hierarchy, as outlined below, on the basis of the observability of the inputs used in the fair value measurement:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 — Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices in non-active markets or for which all significant inputs, other than quoted prices, are observable either directly or indirectly, or for which unobservable inputs are corroborated by market data.

Level 3 — Valuations based on inputs that are unobservable and significant to overall fair value measurement.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2022, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instrument — interest rate swap, warrants and Earnout Shares. The fair value of the Company’s interest rate swap has been calculated using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward LIBOR and/or SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of warrants are determined using a market price for the public warrants and a Black-Scholes model for the private warrants. The fair value of Earnout Shares is determined using Monte Carlo valuation method.

Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		As of
	Fair Value	June 30,	December 31,
(in $ millions)	Hierarchy	2022	2021
Interest rate swaps	Level 2	$10	$—
Earnout Shares	Level 3	77	—
Public warrants	Level 1	28	—
Private warrants	Level 3	16	—

The fair value of each Earnout Share (both employee and non-employee) was estimated on the closing date of the Business Combination using the Monte Carlo Option Pricing Method. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the Earnout Shares based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Earnout Shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Earnout Shares. The expected life of the Earnout Shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.

The following table presents the assumptions used for the initial measurement of the Earnout Shares on May 27, 2022 and to remeasure the fair value of outstanding non-employee earnout shares liabilities as of June 30, 2022:

	As of
	May 27,	June 30,
	2022	2022
Stock price ($)	$7.39	$6.31
Risk-free interest rate	2.81%	3.01%
Volatility	37.5%	40.0%
Expected term (years)	5.00	4.92
Expected dividends	0.0%	0.0%

Fair value ($) (per Earnout Share – Tranche 1)	$4.82	$3.72
Fair value ($) (per Earnout Share – Tranche 2)	$3.98	$3.04

The public warrants are valued using quoted market prices on the New York Stock Exchange under the ticker GBTG.WS and are included in Earnouts and warrants derivative liabilities on the consolidated balance sheets. As of May 27, 2022 and June 30, 2022, the price per public warrant was $1.33 and $1.05, respectively.

The fair value of private warrants was estimated on the closing date of the Business Combination using the Black-Scholes option pricing method. Inherent in the Black Scholes option pricing method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the private warrants based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the private warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the private warrants. The expected life of the private warrants was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the assumptions used for the initial measurement of the private warrants on May 27, 2022 and to remeasure the fair value as of June 30, 2022:

	As of
	May 27,	June 30,
	2022	2022
Stock price ($)	$7.39	$6.31
Exercise price ($)	$11.50	$11.50
Risk-free interest rate	2.70%	3.00%
Volatility	37.5%	40.0%
Expected term (years)	5.00	4.92
Expected dividends	0.00%	0.00%

Fair value ($) (per private warrant)	$1.68	$1.30

The following table presents changes in Level 3 financial liabilities measured at fair value for the period from the date of closing of the Business Combination, May 27, 2022 to June 30, 2022:

	Earnout Shares to	Private
	stockholders	warrants
As of date of Business Combination - May 27, 2022	$100	$21
Change in fair value	(23)	(5)
Balance as of June 30, 2022	$77	$16

The Company had no transfers between fair value levels during the three and six months ended June 30, 2022.

The Company does not measure its debt at fair value in its consolidated balance sheets. Where the fair value of the Company’s long-term debt is determined based on quoted prices for identical or similar debt instruments when traded as assets, it is categorized within Level 2 of the fair value hierarchy. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectation of interest rates, credit risks and contractual term of the debt instruments and is categorized within Level 3 of the fair value hierarchy.

The fair values of the Company’s outstanding senior secured term loans are as follows:

		As of		As of
	Fair	June 30, 2022		December 31, 2021
	Value	Carrying	Fair	Carrying	Fair
(in $ millions)	Hierarchy	amount (1)	value	amount (1)	value
Senior secured initial term loans	Level 2	$235	$219	$236	$233
Senior secured tranche B-3 term loans	Level 3	$986	$1,013	$787	$800
(1)	Outstanding principal amount of the relevant class of senior secured term loans less unamortized debt discount and debt issuance costs with respect to such loans.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Certain assets and liabilities, including long-lived assets, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(21) Related Party Transactions

The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders affiliates and the Company’s affiliates.

Advisory Services Agreement

Certares Management Corp. (“Certares”), an indirect equity owner of the Company, provides certain advisory services to the Company for which fees of $0.4 million and $0.6 million were incurred for the three months ended June 30, 2022 and 2021, respectively, and fees of $1.0 million and $1.3 million were incurred for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $5.4 million and $4.4 million as amounts payable to Certares under this agreement. This agreement terminated upon the closing of the Business Combination.

Commercial Agreements

The Company has various commercial agreements with the affiliates of Amex Coop. In respect of such agreement, included in the operating costs are costs of approximately $7 million and $2 million for the three months ended June 30, 2022 and 2021, respectively and costs of $11 million and $4 million in charges from affiliates of Amex Coop for the six months ended June 30, 2022 and 2021, respectively. Revenues also include revenue from affiliates of Amex Coop of approximately $5 million for each of the three months ended June 30, 2022 and 2021, and revenue of $10 million and $9 million for the six months ended June 30, 2022 and 2021, respectively. Amounts payable to affiliates of Amex Coop under these agreements as of June 30, 2022 and December 31, 2021, were $22 million and $16 million, respectively. Amounts receivable from affiliates of Amex Coop under these agreements was $8 million and $15 million as of June 30, 2022 and December 31, 2021, respectively. Effective upon, the closing of the Business Combination, the parties amended the terms of certain of these commercial arrangements.

Apart from above, there are certain tax indemnity and other agreements between the Company and affiliates of Amex Coop. Amounts payable to affiliates of Amex Coop in respect of such agreements was $2 million as of both June 30, 2022 and December 31, 2021. Amounts receivable from affiliates of Amex Coop in respect of such agreements were $0.4 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively.

License of American Express Marks

GBT US LLC, a wholly owned subsidiary of GBTG, has entered into a royalty-free trademark license agreement with an affiliate of Amex Coop pursuant to which GBT US LLC was granted a license to use, and the right to sublicense to certain subsidiaries of GBTG the right to use, the American Express trademarks used in the American Express Global Business Travel and American Express Meetings & Events brands for business travel, business consulting and meetings and events businesses on a royalty-free, exclusive, non- assignable, non-sublicensable (other than as set out in the agreement), and worldwide basis.

Effective upon closing of the Business Combination, the parties amended and restate the foregoing trademark license agreement to grant GBT Travel Services UK Limited (“GBT UK”), an indirect wholly owned subsidiary of GBTG, a long-term, 11-year license (unless earlier terminated or extended) pursuant to which GBT UK, all wholly owned operating subsidiaries of GBTG and other permitted sublicensees will license the American Express trademarks used in the American Express Global Business Travel brand, transition the American Express Meetings & Events brand to the American Express GBT Meetings & Events brand, and license the American Express trademarks used in the American Express GBT Meetings & Events brand for business travel, meetings and events, business consulting and other services related to business travel (“Business Travel Services”). This amended and restated trademark license agreement also provided GBTG the flexibility to operate non-Business Travel Services businesses under brands that do not use any trademarks owned by American Express, subject to certain permissibility and other requirements.

Exchange Agreement

See note 6 - Reverse Recapitalization for further discussion on Exchange Agreement

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Shareholders Agreement

At the closing of the Business Combination, GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into a Shareholders Agreement (the “New Shareholders Agreement”). The New Shareholders Agreement sets forth various restrictions, limitations and other terms concerning the transfer of equity securities of GBTG and GBT JerseyCo by the parties thereto (other than, in most circumstances, the A ordinary shares of GBT JerseyCo). Among other matters, and subject to certain terms, conditions and exceptions, the Shareholders Agreement prohibits each Continuing JerseyCo Owner, severally and not jointly, from effecting transfers of such equity securities to certain specified restricted persons, as well as transfers that would violate applicable securities laws or cause GBT JerseyCo to be treated other than as a pass-through entity for U.S. federal income tax purposes.

The New Shareholders Agreement specifies the initial composition of the GBTG Board, effective immediately upon the closing and sets out the composition and appointment of the GBTG Board. The New Shareholders Agreement will also require (subject to certain specified conditions and exceptions including those described below) the approval of each Continuing JerseyCo Owner for GBTG or its subsidiaries to take certain actions, including: (i) the redemption, cancellation or repayment of any equity securities of GBTG or GBT JerseyCo, other than on a pro rata basis from all shareholders (ii) dividends or distributions, other than on a pro rata basis (iii) any share exchanges, splits, combinations and similar actions with respect to one or more, but not all, classes or series of GBTG or GBT JerseyCo shares; (iv) amendments to GBT JerseyCo’s organizational documents that relate specifically and solely to rights, priorities and privileges of the B ordinary shares or the C ordinary shares of GBT JerseyCo, as applicable, or (v) any agreement or commitment to do any of the foregoing. Further, the New Shareholders Agreement also provides for various provisions for shareholder rights, termination of such rights, cash distributions to satisfy tax liabilities of the GBT JerseyCo’s shareholders, etc. subject to certain terms and conditions as set out in the agreement.

Commercial and Operating Agreements with Expedia

An affiliate of GBTG and an affiliate of Expedia entered into a ten-year term marketing partner agreement to provide the GBTG’s corporate clients with access to Expedia group’s hotel content. As a result of this agreement, the Company recognized revenue of $41 million and $60 million for the three and six months ended June 30, 2022. The Company had $13 million and $4 million receivable from the affiliate of Expedia as of June 30, 2022 and December 31, 2021, respectively.

GBT UK has entered into a Transition Services Agreement with Expedia, Inc. (the “Egencia TSA”), pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provide certain transition services to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to GBTG. For the three and six months ended June 30, 2022, the total cost charged to the Company was approximately $9 million and $20 million that was included in the Company’s consolidated statements of operations and as of June 30, 2022 and December 31, 2021 the Company had a payable to Expedia Inc. of $10 million and $8 million, respectively. Further, as of June 30, 2022 and December 31, 2021, Egencia had a net receivable of $6 million and a payable of $16 million to Expedia primarily on account of pre-acquisition transactions between Egencia and Expedia and on account of net cash settled on behalf of Expedia by Egencia during the six months ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “suggests,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “should,” “could,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the parties, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

●	changes to projected financial information or our ability to achieve our anticipated growth rate and execute on market opportunities;
●	our ability to maintain our existing relationships with customers and suppliers and to compete with existing and new competitors in existing and new markets and offerings;
●	various conflicts of interest that could arise among us, affiliates and investors;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	intense competition and competitive pressures from other companies in the industry in which we operate;
●	factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
●	the impact of the COVID-19 pandemic, Russia’s invasion of Ukraine and related changes in base interest rates, inflation and significant market volatility on our business, the travel industry, travel trends and the global economy generally;
●	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
●	the effect of a prolonged or substantial decrease in global travel on the global travel industry;
●	political, social and macroeconomic conditions (including the widespread adoption of teleconference and virtual meeting technologies which could reduce the number of in person business meetings and demand for travel and our services);
●	the effect of legal, tax and regulatory changes; and
●	other factors detailed under the section entitled “Risk Factors.”

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-Q and Registration Statement on Form S-1 as originally filed on June 21, 2022, and declared effective on August 5, 2022 (“Registration Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements, and the related notes, included elsewhere in this Form 10-Q. The discussion and analysis below presents our historical results as of and for the periods ended on, the dates indicated. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, are forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Form 10-Q and our Registration Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The historical financials below, for the period prior to the Business Combination, are those of GBT JerseyCo Limited and its subsidiaries that became predecessors of GBTG upon the consummation of the Business Combination and, depending on the context, “we,” “us,” or “our,” could mean GBT JerseyCo and its subsidiaries or GBTG.

Overview

We are the world’s leading platform serving travel for business purposes that is purchased and fulfilled through a company-sponsored and managed channel (“B2B travel”) providing a full suite of differentiated, technology-enabled solutions to business travelers and corporate clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver unrivalled choice, value and experience, with the powerful backing of American Express GBT, to our customers.

We are at the center of the global B2B travel ecosystem, managing the end-to-end logistics of corporate travel and providing an important link between businesses, their employees, travel suppliers and other industry participants. We service our clients in the following ways:

●	Our travel management solutions (delivered through the portfolio of our brands, including American Express Global Business Travel, Ovation, Lawyers Travel and Egencia) provide our clients with extensive access to flights, hotel rooms, car rentals and other travel services, including exclusive negotiated content, supported by a full suite of services that allows them to design and operate an efficient travel program and solve complex travel requirements.
●	GBT Partner Solutions extends our platform to third-party travel management companies and independent advisors (“Network Partners”), offering them access to our differentiated content and technology. Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
●	GBT Supply MarketPlace provides travel suppliers with efficient access to business travel clients serviced by our brands and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing, the complex needs of our corporate clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our corporate clients.

As of June 30, 2022, we served approximately 20,000 corporate clients and more than 240 Network Partners.

In June 2014, American Express Company established a joint venture (“JV”) comprising the legacy GBT JerseyCo operations with a predecessor of Juweel Investors (SPC) Limited (“Juweel”) and a group of institutional investors led by an affiliate of Certares. Since the formation of the JV in 2014, we have evolved from a leading travel management company (“TMC”) into a complete B2B travel platform, becoming one of the leading marketplaces in travel for corporate clients and travel suppliers. Before June 2014, our operations were owned by American Express and primarily consisted of providing business travel solutions for corporate clients.

Prior to the Closing Date, we operated our business travel, business consulting and meetings and events businesses under the brands American Express Global Business Travel and American Express Meetings & Events pursuant to an exclusive and worldwide license from American Express. Effective as of the Closing Date, we executed long-term commercial agreements with American Express, including the A&R Trademark License Agreement, pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, continue to license the American Express trademarks used in American Express Meetings & Events (solely during a 12-month transition period) brand, and license the American Express trademarks used in the American Express GBT Meetings & Events brand for business travel, meetings and events, business consulting and other services related to business travel, in each case on an exclusive and worldwide basis. The term of the A&R Trademark License Agreement is for 11 years from the Closing Date, unless earlier terminated or extended. The American Express brand, consistently ranked as one of the most valuable brands in the world, brings with it a reputation for service excellence. We believe our partnership with American Express has been an important component of our value proposition. Under our commercial agreements with American Express, we exclusively provide business travel and meetings and events services to American Express personnel, subject to limited exceptions, engage in mutual global lead generation activities with American Express for our respective services and continue to exclusively promote American Express payment products to our clients and to make those products available for use by our own personnel in connection with our business.

As of June 30, 2022, we had approximately 17,500 employees worldwide with a proprietary presence or operations in 31 countries. We service clients in the rest of the world through our travel partners network.

On December 2, 2021, we entered into a Business Combination Agreement with APSG, a special purpose acquisition company, listed on the NYSE (the “Business Combination”). The Business Combination closed on May 27, 2022 upon satisfaction of the closing conditions provided in the Business Combination Agreement, including approval by APSG’s shareholders and certain regulatory approvals. Upon Closing, GBT JerseyCo became a direct subsidiary of APSG, with APSG being renamed “Global Business Travel Group, Inc.” and conducting its business through GBT JerseyCo.

Key Factors Affecting Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Industry Trends

The travel industry can generally be divided into two sectors: (i) the leisure travel sector, which serves individuals who make reservations for vacation and personal travel, and (ii) the business travel sector, which serves corporate clients that require travel by employees and other travelers for business needs and meetings. We focus primarily on the business travel sector, which is approximately twice as valuable as the leisure travel sector because business travel customers purchase more premium seats, more flexible tickets, more long- haul international trips and more last-minute bookings.

Impact of the COVID-19 Pandemic

Since March 2020, the outbreak of the novel strain of the coronavirus, COVID-19 (“COVID-19”) severely restricted the level of economic activity around the world and had an unprecedented effect on the global travel industry. Government measures implemented to contain the spread of COVID-19, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo time outside of their homes, limited business travel significantly below 2019 levels.

While many countries have vaccinated a reasonable proportion of their population, the rate and pace of vaccination globally, the severity and duration of resurgence, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may contribute to delays in economic recovery. Overall, the ultimate impact and duration of the COVID-19 pandemic remains uncertain and will depend upon future developments, which are difficult to predict.

However, with the spread of COVID-19 now being contained to varying degrees in certain countries during different times, travel restrictions have been lifted and clients have become more comfortable traveling, particularly to domestic locations. This has led to a moderation of the more severe declines in business travel bookings experienced at certain points since the pandemic began. Starting in the second half of 2021 and continuing into first half of 2022, global travel activity has since shown a recovery trend, but, as of June 30, 2022, remained below 2019 largely due to COVID-19 variants and subvariants. We continue to see momentum in business travel recovery, with transactions reaching 76% of 2019 levels in the month of June 2022.

Impact of Acquisitions

We regularly evaluate and pursue accretive acquisitions and have realized substantial growth through our acquisition strategy. In January 2021, we completed the acquisition of Ovation Travel, LLC (together with its subsidiaries, “Ovation”). Ovation is a leading specialist in providing high-touch service. The Ovation acquisition was an important step in expanding our high value capabilities and building our leadership in the large and attractive small and medium enterprise customer base and the professional services industry. Further, on November 1, 2021, we completed our acquisition of Egencia, a business-to-business digital travel management company serving corporate clients, from an affiliate of Expedia, Inc., EG Corporate Travel Holdings LLC (“Expedia”).

Our consolidated financial statements for the six months ended June 30, 2022 include the results of the acquisitions discussed above from the respective closing date of each acquisition.

These acquisitions have been a significant driver of our revenue, cost of revenue and other operating expenses (including integration, restructuring and depreciation and amortization). Further, purchase accounting under GAAP requires that all assets acquired and liabilities assumed in a business combination be recorded at fair value on the acquisition date. As a result, our acquisition strategy has resulted in the past and could result in the future in a significant amount of amortization of acquired intangibles (or impairments, if any) recorded in our results of operations following acquisition by GBTG, which may significantly impact our results of operations.

Key Operating and Financial Metrics

We monitor the following key operating and financial metrics to help us evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections and make strategic decisions. The following key operating and financial metrics, which we believe are useful in evaluating our business, are used by management to monitor and analyze the operational and financial performance of our business:

	Three months ended		Change Favorable /		Six months ended		Change Favorable /
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
(in $ millions, except percentages)	2022	2021	$	%	2022	2021	$	%
Key Operating Metrics
TTV	$6,520	$1,212	$5,308	438%	$10,668	$1,873	$8,795	470%
Transaction Growth (Decline)	346%	274%	n/m	n/m	363%	(59)%	n/m	n/m
Key Financial Metrics
Revenue	486	153	333	217%	836	279	557	200%
Total Operating Expense	505	267	(238)	(88)%	951	522	(429)	(82)%
Net Loss	(2)	(55)	53	97%	(93)	(169)	76	45%
Net Cash used in operating activities	(155)	(122)	(33)	(27)%	(309)	(236)	(73)	(31)%
EBITDA	63	(79)	142	178%	10	(170)	180	105%
Adjusted EBITDA	47	(74)	121	162%	19	(164)	183	112%
Adjusted Operating Expenses	438	226	(212)	(92)%	815	441	(374)	(85)%
Free Cash Flow	(176)	(131)	(45)	(35)%	(351)	(254)	(97)	(39)%

	As of	As of
	June 30,	December 31,
	2022	2021
Net Debt	$775	507

n/m – percentage calculated not meaningful

Key Operating Metrics

We consider TTV, followed by Transaction Growth (Decline), to be two significant non-financial metrics that are broadly used in the travel industry to help understand revenue and expense trends. These metrics are used by our management to (1) manage the financial planning and performance of our business, (1) evaluate the effectiveness of our business strategies, (3) make budgeting decisions, and (4) compare our performance to the performance of our peer companies. We also believe that TTV, followed by Transaction Growth (Decline), may assist potential investors and financial analysts in understanding the drivers of growth in our revenues and changes in our operating expenses across reporting periods.

TTV

TTV refers to the sum of the total price paid by travelers for air, hotel, rail, car rental and cruise bookings, including taxes and other charges applied by suppliers at point of sale, less cancellations and refunds.

For the three months ended June 30, 2022, TTV increased by $5,308 million, or 438%, to $6,520 million compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, TTV increased by $8,795 million, or 470%, compared to the six months ended June 30, 2021. The increase in TTV was primarily due to (i) full quarterly inclusion of Egencia’s TTV, which contributed 136% and 145% of TTV for the three and six months ended June 30, 2022, respectively, and (ii) continued recovery of our business from a period of significant COVID-19 pandemic travel restrictions, that were introduced by governments in response to the COVID-19 pandemic. The increase in TTV, in part, reflects increasing numbers of companies returning to business travel and reductions in international travel restrictions.

Transaction Growth (Decline)

Transaction Growth (Decline) represents year-over-year decline or growth as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a gross basis to include cancellations, refunds and exchanges. To calculate year- over-year growth or decline, we compare the total number of transactions in the comparative previous period/ year to the total number of transactions in the current period in percentage terms.

For the three months ended June 30, 2022, Transaction Growth was 346% compared to three months ended June 30, 2021. For the six months ended June 30, 2022, Transaction Growth was 363% compared to the six months ended June 30, 2021. Transaction Growth during these periods was primarily due to (i) full quarterly inclusion of Egencia’s transaction volume, which contributed 149% and 158% of Transaction Growth for the three and six months ended June 30, 2022, respectively, and (ii) the increase in number of transactions due to continued easing of travel restrictions that were introduced by governments in response to the COVID-19 pandemic.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. Our non-GAAP financial measures are provided in addition to, and should not be considered as an alternative to, other performance or liquidity measure derived in accordance with GAAP. Non-GAAP financial measures have limitations as analytical tools, and you should not consider them either in isolation or as a substitute for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of our non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.

Management believes that these non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance or liquidity across periods. In addition, we use certain of these non-GAAP financial measures as performance measures as they are important metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. We use two of our non-GAAP financial measures as indicators of our ability to generate cash to meet our liquidity needs and to assist our management in evaluating our financial flexibility, capital structure and leverage. These non-GAAP financial measures supplement comparable GAAP measures in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and/or to compare our performance and liquidity against that of other peer companies using similar measures.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses

We define EBITDA as net income (loss) before interest income, interest expense, loss on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization.

We define Adjusted EBITDA as net income (loss) before interest income, interest expense, loss on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring costs, integration costs, costs related to mergers and acquisitions, separation costs, non-cash equity-based compensation, long-term incentive plan costs, certain corporate costs, fair value movements on earnouts and warrants derivative liabilities, foreign currency gains (losses), non-service components of net periodic pension benefit (costs) and gains (losses) on disposal of businesses.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

We define Adjusted Operating Expenses as total operating expenses excluding depreciation and amortization and costs that management believes are non-core to the underlying business of the Company, consisting of restructuring costs, integration costs, costs related to mergers and acquisitions, separation costs, non-cash equity-based compensation, long-term incentive plan costs and certain corporate costs.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses are supplemental non-GAAP financial measures of operating performance that do not represent and should not be considered as alternatives to net income (loss) or total operating expenses, as determined under GAAP. In addition, these measures may not be comparable to similarly titled measures used by other companies.

These non-GAAP measures have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of the Company’s results or expenses as reported under GAAP. Some of these limitations are that these measures do not reflect:

●	changes in, or cash requirements for, our working capital needs or contractual commitments;
●	our interest expense, or the cash requirements to service interest or principal payments on our indebtedness;
●	our tax expense, or the cash requirements to pay our taxes;
●	recurring, non-cash expenses of depreciation and amortization of property and equipment and definite-lived intangible assets and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
●	the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business;
●	restructuring, mergers and acquisition and integration costs, all of which are intrinsic of our acquisitive business model; and
●	impact on earnings or changes resulting from matters that are non-core to our underlying business, as we believe they are not indicative of our underlying operations.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses should not be considered as a measure of liquidity or as a measure determining discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

We believe that the adjustments applied in presenting EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses are appropriate to provide additional information to investors about certain material non-cash and other items that management believes are non-core to our underlying business.

We use these measures as performance measures as they are important metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. These non-GAAP measures supplement comparable GAAP measures in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. We also believe that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses are helpful supplemental measures to assist potential investors and analysts in evaluating our operating results across reporting periods on a consistent basis.

Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2022	2021	2022	2021
Net loss	$(2)	$(55)	$(93)	$(169)
Interest expense	24	13	43	24
Benefit from income taxes	(4)	(73)	(29)	(95)
Depreciation and amortization	45	36	89	70
EBITDA	63	(79)	10	(170)
Restructuring charges (a)	(5)	(9)	(3)	(9)
Integration costs (b)	8	4	17	5
Mergers and acquisitions (c)	1	8	2	11
Equity-based compensation (d)	5	1	8	1
Fair value movements on earnouts and warrants derivative liabilities (e)	(36)	—	(36)	—
Other adjustments, net (f)	11	1	21	(2)
Adjusted EBITDA	$47	$(74)	$19	$(164)
Net loss Margin	—	(36)%	(11)%	(61)%
Adjusted EBITDA Margin	10%	(48)%	2%	(59)%

Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2022	2021	2022	2021
Total operating expenses	$505	$267	$951	$522
Adjustments:
Depreciation and amortization	(45)	(36)	(89)	(70)
Restructuring charges (a)	5	9	3	9
Integration costs (b)	(8)	(4)	(17)	(5)
Mergers and acquisitions (c)	(1)	(8)	(2)	(11)
Equity-based compensation (d)	(5)	(1)	(8)	(1)
Other adjustments, net (f)	(13)	(1)	(23)	(3)
Adjusted Operating Expenses	$438	$226	$815	$441
(a)	Represents severance and related expenses due to restructuring activities.
(b)	Represents expenses related to the integration of businesses acquired.
(c)	Represents expenses related to business acquisitions, including potential business acquisitions, and includes pre-acquisition due diligence and related activities costs.
(d)	Represents non-cash equity-based compensation expense related to the GBTG/GBT JerseyCo MIP Options.
(e)	Represents fair value movements on earnouts and warrants derivative liabilities during the periods.
(f)

Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $11 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $20 million and $2 million for the six months ended June 30, 2022 and 2021, respectively (ii) litigation and professional services costs of $2 million and $0 for the three months ended June 30, 2022 and 2021, respectively, and $3 million and $1 million for the six months ended June 30, 2022 and 2021, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange losses (gains) of $0 and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $2 million and $(1) million for the six months ended June 30, 2022 and 2021, respectively (ii) non-service component of our net periodic pension benefit related to our defined benefit pension plans of $2 million for each of the three months ended June 30, 2022 and 2021 and $4 million for each of the six months ended June 30, 2022 and 2021, respectively.

For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”

Components of Results of Operations

Revenue

We generate revenue in two primary ways — (1) Travel Revenues received from clients and travel suppliers and (2) Product and Professional Services Revenues received from clients, travel suppliers and Network Partners.

Travel Revenues: Travel Revenues include all revenue relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds. The major components of our Travel Revenues are:

●	Client Fees: We typically charge clients transaction fees for arranging travel.
●	Supplier Fees: Travel suppliers pay us for distributing and promoting their content. The mechanism varies by supplier, but the amount is usually a volume-linked fee. This includes fees from the three major GDSs.

Product and Professional Services Revenues: We receive revenue from clients, travel suppliers and Network Partners for using our platform, products and value-added services.

●	Management Fees: Many clients request a contractually fixed, dedicated staffing pool to serve their travelers for part or all of their business travel. In these cases, we use a cost-recovery-plus-margin pricing structure instead of a transaction fee. Client management resources and overhead allocations are also included in this management fee.
●	Products Revenues: We provide a broad range of business travel management tools used by clients to manage their travel programs. Revenue for these solutions usually takes the form of recurring subscriptions or management fees.
●	Consulting and Meetings and Events Revenues: Consulting revenues (including outsourcing to us of part, or all, of a client’s travel program management) are usually a fixed fee for delivery of a certain engagement (such as company travel policy design). Meetings and events revenue is based on fees for booking, planning and managing meetings and events.
●	Other Revenues: Other revenues typically include certain marketing and advertising fees from travel suppliers, as well as direct revenues from our Network Partners (excluding certain supplier fees that are indirectly driven by Network Partners’ contribution to aggregate volumes).

Costs and Expenses

Cost of Revenue

Cost of revenue primarily consists of (i) salaries and benefits of our travel counsellors, meetings and events teams and their supporting functions and (ii) the cost of outsourcing resources in transaction processing and the processing costs of online booking tools.

Sales and Marketing

Sales and marketing expenses primarily consists of (i) salaries and benefits of employees in our sales and marketing function and (ii) the expenses for acquiring and maintaining client partnerships, including account management, sales, marketing and consulting, as well as certain other functions that support these efforts.

Technology and Content

Technology and content expenses primarily consists of (i) salaries and benefits of employees engaged in our product and content development, back-end applications, support infrastructure and who maintain security of our networks and (ii) expenses associated with licensing software and information technology maintenance.

General and Administrative

General and administrative expenses consists of (i) salaries and benefits of our employees in finance, legal, human resources and administrative support, including expenses associated with the executive non-cash equity plan and long-term incentive plans, (ii) integration expenses related to acquisitions, costs related to mergers and acquisitions primarily related to due diligence, legal and related professional services fees and (iii) fees and costs related to accounting, tax and other professional services fees, legal related costs, and other miscellaneous expenses. We have incurred, and expect to continue to incur, additional expenses as we grow our operations as a newly public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. We also expect that general and administrative expenses will continue to increase in absolute dollars as we expand our operations.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following is a discussion of our results of the consolidated statements of operations for the three months ended June 30, 2022 and 2021:

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$	%
Revenue	$486	$153	$333	217%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	199	95	(104)	(110)%
Sales and marketing	82	45	(37)	(78)%
Technology and content	95	59	(36)	(61)%
General and administrative	89	41	(48)	(114)%
Restructuring charges	(5)	(9)	(4)	(53)%
Depreciation and amortization	45	36	(9)	(27)%
Total operating expenses	505	267	(238)	(88)%
Operating loss	(19)	(114)	95	84%
Interest expense	(24)	(13)	(11)	(83)%
Fair value movements on earnouts and warrants derivative liabilities	36	—	36	n/m
Other income, net	2	—	2	n/m
Loss before income taxes and share of losses from equity method investments	(5)	(127)	122	96%
Benefit from income taxes	4	73	(69)	(94)%
Share of losses from equity method investments	(1)	(1)	—	—
Net loss	$(2)	$(55)	$53	97%

n/m — not meaningful

Revenues

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$	%
Travel revenue	$388	$79	$309	387%
Products and professional services revenue	98	74	24	33%
Total revenue	$486	$153	$333	217%

For the three months ended June 30, 2022, our total revenue increased by $333 million, or 217%, due to incremental revenue resulting from the Egencia consolidation and recovery in both Travel Revenue and Products & Professional Services revenue.

Travel Revenue increased by $309 million, or 387%, due to (i) incremental revenue of $104 million resulting from the Egencia consolidation, (ii) $211 million resulting from Transaction Growth driven by the recovery in travel from the COVID-19 pandemic, and (iii) adverse foreign currency translation impact of $6 million.

Product and Professional Services Revenue increased $24 million, or 33%, primarily due to (i) $19 million of increased management fees and meetings and events revenue as increasingly relaxed COVID-19 restrictions drove increased business meetings and (ii) $2 million resulting from the Egencia consolidation.

Cost of Revenue

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$ %
Cost of revenue (excluding depreciation and amortization)	$199	$95	$(104)	(110)%

For the three months ended June 30, 2022, cost of revenue increased by 104 million, or 110%, due to additional cost of revenue resulting from Egencia consolidation and increase in both salaries and benefits expenses and other cost of revenue.

Salaries and benefits expenses related to cost of revenue increased by $72 million, or 91%, primarily due to (i) increase in the number of travel care employees employed to meet the increased travel demand as the recovery in business travel from the COVID-19 pandemic continues resulting in additional $41 million of salaries and benefits, (ii) $20 million incremental salaries and benefits resulting from Egencia consolidation and (iii) a decrease in funds of $9 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses.

Other cost of revenue increased by $32 million, or 206%, primarily due to (i) inclusion of $18 million of other cost of revenue resulting from Egencia consolidation and (ii) increase in vendor costs to meet the increase in transaction volume driven by the recovery from the COVID-19 pandemic.

Sales and Marketing

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$ %
Sales and marketing	$82	$45	$(37)	(78)%

For the three months ended June 30, 2022, sales and marketing expenses increased by $37 million, or 78%, due to additional sales and marketing cost resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other sales and marketing costs.

Salaries and benefits expenses related to sales and marketing increased by $28 million, or 70%, primarily due to $16 million of incremental salaries and benefits resulting from Egencia consolidation and (ii) $8 million increase primarily due to the restoration of full salaries and benefits during the three months ended June 30, 2022 compared to reduced salaries and benefits resulting from mandatory salary reductions that were in place during the three months ended June 30, 2021, and (iii) a decrease in funds of $2 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits.

Other sales and marketing expenses increased by $9 million, or 129%, primarily due to Egencia consolidation.

Technology and Content

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$ %
Technology and content	$95	$59	$(36)	(61)%

For the three months ended June 30, 2022, technology and content costs increased by $36 million, or 61%, due to additional technology and content costs resulting from Egencia consolidation and increases in both, salaries and benefits expenses and other technology and content costs.

Salaries and benefits expenses related to technology and content increased by $21 million, or 72%, primarily due to (i) $15 million of incremental salaries and benefits resulting from Egencia consolidation and (ii) $4 million increase due to the restoration of full salaries and benefits during the three months ended June 30, 2022 compared to reduced salaries and benefits resulting from the mandatory salary reductions that were in place during the three months ended June 30, 2021.

Other technology and content costs increased by $15 million, or 50%, primarily due to (i) $7 million increase resulting from Egencia consolidation and (ii) $6 million increase primarily driven by higher platform usage costs as a result of volume increases.

General and Administrative

	Three months ended		Change
	June 30,		(favorable/unfavorable)
(in $ millions)	2022	2021	$ %
General and administrative	$89	$41	$(48)	(114)%

For the three months ended June 30, 2022, general and administrative expenses increased by $48 million, or 114%, due to additional general and administrative costs resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other general and administrative costs.

Salaries and benefits expenses related to general and administrative increased by $28 million, or 140%, primarily due to incremental salaries and benefits of $12 million resulting from Egencia consolidation and (ii) $10 million related to management incentive plans.

Other general and administrative expenses increased by $20 million, or 90%, primarily due to $17 million resulting from Egencia consolidation.

Depreciation and Amortization

For the three months ended June 30, 2022, depreciation and amortization increased by $9 million or 27%, primarily due to additional depreciation and amortization resulting from Egencia acquisition, including due to higher fair value of property and equipment and additional other intangible assets, recognized from purchase price allocation upon Egencia acquisition.

Interest Expense

For the three months ended June 30, 2022, interest expense increased by $11 million or 83% primarily due to higher amount of outstanding term loan debt and higher interest rates during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Fair Value Movements on Earnouts and Warrants Derivative Liabilities

During the three months ended June 30, 2022, the fair value of our derivative liabilities related to our non-employee Earnout Shares and warrants (see note 14 - Warrants and note 15 - Earnout Shares to our interim consolidated financial statements included in this Quarterly Report) decreased by $36 million resulting in a credit to our consolidated statement of operations.

Other Income, net

For the three months ended June 30, 2022, other income, net, increased by $2 million due to improved foreign exchange gains compared to three months ended June 30, 2021.

Benefit from Income Taxes

GBT JerseyCo is tax resident in the U.K. and is treated as a partnership for U.S. federal income tax purposes. As a partnership, GBT JerseyCo is itself generally not subject to U.S. federal income tax under current U.S. tax laws, and any taxable income or loss is passed through and included in the taxable income or loss of its members, including GBTG. GBTG is subject to U.S. federal income taxes with respect to its distributive share of the net taxable income or loss and any related tax credits of GBT JerseyCo. We are also subject to taxes for GBTG on standalone basis in respect of any taxable gains or losses and deferred taxes related to its investment in GBT JerseyCo.

For the three months ended June 30, 2022, the income tax benefit of $4 million was primarily in relation to the pre-tax loss arising in GBT JerseyCo. In addition, there were non-taxable fair value movements on Earnout Shares and warrants in the period which increased the effective tax rate. Further, our effective income tax rate for the three months ended June 30, 2021 was 56%, primarily due to the change in U.K.’s enacted tax rates from 19% to 25%, in the second quarter of 2021, and which becomes effective from April 2023. As a result of change in the enacted tax rate, the deferred tax assets and liabilities were remeasured in the second quarter of 2021, that resulted in recognition of additional deferred tax benefit of $35 million.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table summarizes our consolidated statements of operations for the six months ended June 30, 2022 and 2021:

	Six months ended		Change
	June 30,		Favorable/unfavorable
(in $ millions)	2022	2021	$	%
Revenue	$836	$279	$557	200%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	372	177	(195)	(110)%
Sales and marketing	154	88	(66)	(74)%
Technology and content	185	116	(69)	(60)%
General and administrative	154	80	(74)	(92)%
Restructuring charges	(3)	(9)	(6)	(70)%
Depreciation and amortization	89	70	(19)	(27)%
Total operating expenses	951	522	(429)	(82)%
Operating loss	(115)	(243)	128	53%
Interest expense	(43)	(24)	(19)	(80)%
Fair value movements on earnouts and warrants derivative liabilities	36	—	36	n/m
Other income, net	2	5	(3)	(56)%
Loss before income taxes and share of losses from equity method investments	(120)	(262)	142	54%
Benefit from income taxes	29	95	(66)	(69)%
Share of losses from equity method investments	(2)	(2)	—	(15)%
Net loss	$(93)	$(169)	$76	45%

Revenues

	Six months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$	%
Travel revenue	$645	$141	$504	357%
Products and professional services revenue	191	138	53	39%
Total revenue	$836	$279	$557	200%

For the six months ended June 30, 2022, our total revenue increased by $557 million, or 200%, due to incremental revenue resulting from the Egencia consolidation and recovery in both Travel Revenue and Products & Professional Services revenue.

Travel Revenue increased by $504 million, or 357%, due to (i) incremental revenue of $168 million resulting from the Egencia consolidation and (ii) $343 million resulting from Transaction Growth driven by the recovery in travel from the COVID-19 pandemic, and (iii) adverse foreign currency translation impact of $7 million.

Product and Professional Services Revenue increased $53 million, or 39%, primarily due to (i) $42 million of increased management fees and meetings and events revenue as increasingly relaxed COVID-19 restrictions drove increased business meetings and (ii) $5 million resulting from the Egencia consolidation.

Cost of Revenue

	Six months ended		Change
	June 30,		favorable / (unfavorable)
(in $ millions)	2022	2021	$ %
Cost of revenue (excluding depreciation and amortization)	$372	$177	$(195)	(110)%

For the six months ended June 30, 2022, cost of revenue increased by $195 million, or 110%, due to additional cost of revenue resulting from Egencia consolidation and increase in both salaries and benefits expenses and other cost of revenue.

Salaries and benefits expenses related to cost of revenue increased by $142 million, or 97%, primarily due to (i) increase in the number of travel care employees employed to meet the increased travel demand as the recovery in business travel from the COVID-19 pandemic continues resulting in additional $79 million of salaries and benefits, (ii) $37 million incremental salaries and benefits resulting from Egencia consolidation and (iii) a decrease in funds of $21 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses.

Other cost of revenue increased by $53 million, or 174%, primarily due to (i) inclusion of $31 million of other cost of revenue resulting from Egencia consolidation and (ii) an increase in vendor costs to meet the increase in transaction volume driven by the recovery from the COVID-19 pandemic.

Sales and Marketing

	Six months ended		Change
	June 30,		favorable / (unfavorable)
(in $ millions)	2022	2021	$ %
Sales and marketing	$154	$88	$(66)	(74)%

For the six months ended June 30, 2022, sales and marketing expenses increased by $66 million, or 74%, due to additional sales and marketing cost resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other sales and marketing costs.

Salaries and benefits expenses related to sales and marketing increased by $55 million, or 72%, primarily due to (i) $33 million of incremental salaries and benefits resulting from Egencia consolidation and (ii) $17 million increase primarily due to the restoration of full salaries and benefits during the six months ended June 30, 2022, compared to reduced salaries and benefits resulting from mandatory salary reductions that were in place during the six months ended June 30, 2021 and (iii) a decrease in funds of $2 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits.

Other sales and marketing expenses increased by $11 million, or 86%, primarily due to Egencia consolidation.

Technology and Content

	Six months ended		Change
	June 30,		(favorable / unfavorable)
(in $ millions)	2022	2021	$ %
Technology and content	$185	$116	$(69)	(60)%

For the six months ended June 30, 2022, technology and content increased by $69 million, or 60%, due to additional technology and content costs resulting from Egencia consolidation and increases in both, salaries and benefits expenses and other technology and content costs.

Salaries and benefits expenses related to technology and content increased by $37 million, or 65%, primarily due to (i) $25 million of incremental salaries and benefits resulting from Egencia consolidation and (ii) $10 million increase due to the restoration of full salaries and benefits during the six months ended June 30, 2022 compared to reduced salaries and benefits resulting from the mandatory salary reductions that were in place during the six months ended June 30, 2021.

Other technology and content costs increased by $32 million, or 55%, due to (i) $17 million increase resulting from Egencia consolidation and (ii) $16 million increase primarily driven by higher platform usage costs as volume increases.

General and Administrative

	Six months ended		Change
	June 30,		Favorable / (unfavorable)
(in $ millions)	2022	2021	$ %
General and administrative	$154	$80	$(74)	(92)%

For the six months ended June 30, 2022, general and administrative expenses increased by $74 million, or 92%, due to additional general and administrative costs resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other general and administrative costs.

Salaries and benefits expenses related to general and administrative increased by $43 million, or 98%, primarily due to incremental salaries and benefits of $25 million resulting from the Egencia consolidation and (ii) $18 million related to management incentive plans.

Other general and administrative expenses increased by $31 million, or 85%, primarily due to Egencia consolidation.

Depreciation and Amortization

For the six months ended June 30, 2022, depreciation and amortization increased by $19 million, or 27%, primarily due to additional depreciation and amortization resulting from Egencia acquisition, including due to higher fair value of property and equipment and additional other intangible assets, recognized from purchase price allocation upon Egencia acquisition.

Interest Expense

For the six months ended June 30, 2022, interest expense increased by $19 million, or 80%. The increase was primarily due higher amount of outstanding term loan debt and higher interest rates during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Fair Value Movements on Earnouts and Warrants Derivative Liabilities

During the six months ended June 30, 2022, the fair value of our derivative liabilities related to our non-employee Earnout Shares and warrants decreased by $36 million resulting in a credit to our consolidated statement of operations.

Other Income, net

For the six months ended June 30, 2022, other income, net, decreased by $3 million or 56%, due to adverse changes in foreign exchange rates.

Benefit from Income Taxes

As mentioned earlier, we operate our business through an Up-C structure.

For the six months ended June 30, 2022, our income tax benefit was $29 million, at an effective tax rate of 25% compared to statutory tax rate of 21%, primarily due to non-taxability of fair value movements of Earnout Shares and warrants. Further, our effective income tax rate for the six months ended June 30, 2021 was 37%, primarily due to the change in U.K.’s enacted tax rates as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities under the senior secured credit agreement as well as cash and cash equivalents balances on hand. As of June 30, 2022 and December 31, 2021, our cash and cash equivalent balances were $446 million and $516 million, respectively. During the six months ended June 30, 2022 and 2021, our Free Cash Flow was $(351) million and $(254) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). The $50 million senior secured revolving credit facility remained undrawn at June 30, 2022.

On May 27, 2022, we completed our Business Combination. After giving effect to payments of certain transaction expenses and redemption of GBT JerseyCo preferred shares of $168 million (including accrued dividends until the closing date), we received net proceeds of $128 million upon closing. Further, during the three months ended June 30, 2022, we borrowed a principal amount of $200 million of senior secured tranche B-3 term loans under the Tranche B-3 Delayed Draw Term Loan Facility.

We believe, based on our current operating plan, that our existing cash and cash equivalents, together with the senior secured revolving credit facility and cash flows from operating activities, will be sufficient to meet our anticipated cash needs for working capital, financial liabilities, capital expenditures and business expansion for at least the next 12 months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Furthermore, we cannot assure you that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the senior secured credit agreement in the future. In addition, utilization of the senior secured revolving credit facility may be effectively limited as of the end of any fiscal quarter if we are unable to comply with the leverage-based financial covenant for such facility contained in the senior secured credit agreement when required.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended		Change
	June 30,		favorable / (unfavorable)
(in $ millions)	2022	2021	$
Net cash used in operating activities	$(309)	$(236)	$(73)
Net cash used in investing activities	(42)	(71)	29
Net cash from financing activities	298	187	111
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(1)	(15)
Net decrease in cash, cash equivalents and restricted cash	$(69)	$(121)	$52

Cash Flows for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

As of June 30, 2022, we had $456 million of cash, cash equivalents and restricted cash, a decrease of $69 million compared to December 31, 2021. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2022 compared to the six months ended Jun 30, 2021.

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $309 million compared to $236 million for the six months ended June 30, 2021. The increase in cash used in operating activities of $73 million was primarily due to $229 million increased cash usage for working capital as business recovery from the COVID-19 pandemic continued, partially offset by a decrease of $128 million in operating loss.

Investing Activities

During the six months ended June 30, 2022 cash used in investing activities of $42 million was related to purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2021 of $71 million consisted of cash consideration of $53 million paid for the acquisition of the Ovation travel business and $18 million used for the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash from financing activities of $298 million was primarily due to: (i) $269 million of proceeds from the Business Combination and (ii) $200 million of proceeds received from delayed draw term loans borrowed under the senior secured tranche B-3 term loan facilities, partially offset by (iii) $168 million redemption of preferred share capital, including dividends accrued thereon. During the six months ended June 30, 2021, net cash from financing activities of $187 million primarily consisted of: (i) $100 million of gross cash proceeds received from term loans borrowed pursuant to the senior secured prior tranche B-2 term loan facility, (ii) $100 million of proceeds received from the issuance of preferred shares, partially, offset by: (iii) $12 million cash outflows for payment of lender fees and issuance costs for senior secured term loans facilities and repayment of principal amount of finance lease obligation and quarterly term loan installment.

Free Cash Flow

We define Free Cash Flow as net cash from (used in) operating activities, less cash used for additions to property and equipment.

We believe Free Cash Flow is an important measure of our liquidity. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We use this measure to conduct and evaluate our operating liquidity. We believe it typically presents an alternate measure of cash flows since purchases of property and equipment are a necessary component of our ongoing operations and it provides useful information regarding how cash provided by operating activities compares to the property and equipment investments required to maintain and grow our platform. We believe Free Cash Flow provides investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash.

Free Cash Flow is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure has limitations in that it does not represent the total increase or decrease in the cash balance for the period, nor does it represent cash flow for discretionary expenditures. This measure should not be considered as a measure of liquidity or cash flows from operations as determined under GAAP. This measure is not measurement of our financial performance under GAAP and should not be considered in isolation or as alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of liquidity.

Set forth below is a reconciliation of net cash used in operating activities to Free Cash Flow.

	Six months ended		Change
	June 30,		favorable /
(in $ millions)	2022	2021	(unfavorable)
Net cash used in operating activities	$(309)	$(236)	$(73)
Less: Purchase of property and equipment	(42)	(18)	(24)
Free Cash Flow	$(351)	$(254)	$(97)

For the six months ended June 30, 2022, Free Cash Flow was $(351) million compared to Free Cash Flow of $(254) million for the six months ended June 30, 2021. The additional usage of $97 million was due to $73 million increase in net cash used in operating activities as discussed above and an increase of $24 million of cash outflows related to purchases of property and equipment.

Net Debt

The following table summarizes our Net Debt position as of June 30, 2022 and December 31, 2021:

	As of
(in $ millions)	June 30, 2022	December 31, 2021
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$241	$242
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	800
Principal amount of senior secured revolving credit facility (Maturity – August 2023) (3)	—	—
	1,241	1,042
Less: Unamortized debt discount and debt issuance costs	(20)	(19)
Total debt, net of unamortized debt discount and debt issuance costs	1,221	1,023
Less: Cash and cash equivalents	(446)	(516)
Net Debt	$775	$507
(1)	Stated interest rate of LIBOR + 2.50% as of June 30, 2022 and December 31, 2021.
(2)	Stated interest rate of LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of June 30, 2022 and December 31, 2021.
(3)	Stated interest rate of LIBOR + 2.25% as of June 30, 2022 and December 31, 2021.

We define Net Debt as total debt outstanding consisting of current and non-current portion of long-term debt (defined as debt (excluding lease liabilities) with original contractual maturity dates of one year or greater), net of unamortized debt discount and unamortized debt issuance costs, minus cash and cash equivalents. Net Debt is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure is not a measurement of our indebtedness as determined under GAAP and should not be considered in isolation or as alternative to assess our total debt or any other measures derived in accordance with GAAP or as an alternative to total debt. Management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe that certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

Total debt, net of unamortized debt discount and debt issuance costs, was $1,221 million as of June 30, 2022 and $1,023 million as of December 31, 2021. As of June 30, 2022, Net Debt was $775 million compared to Net Debt of $507 million as of December 31, 2021. The increase in Net Debt of $268 million was primarily driven by $200 million of additional principal amount of senior secured tranche B-3 term loans borrowed during the six months ended June 30, 2022 and a $70 million decrease in cash and cash equivalent balance as of June 30, 2022 compared to December 31, 2021.

As of June 30, 2022, we were in compliance with all applicable covenants under the senior secured credit agreement.

Contractual Obligations and Commitments

During the six months ended June 30, 2022, we borrowed a principal amount of $200 million of senior secured tranche B-3 term loans under the Tranche B-3 Delayed Draw Term Loan Facility. Other than this, there has been no material change to our contractual obligations and commitments as compared to those disclosed in our Registration Statement.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included in this Report are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if: (i) it requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and (ii) changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

As discussed earlier in “Key Factors Affecting Our Results of Operations – Impact of the COVID-19 Pandemic,” the COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Further, upon closing of the Business Combination, we account for the Earnout Shares and private warrants at fair value using Monte Carlo option pricing model and Black Scholes model, respectively. These valuations require significant use of assumptions, including related to volatility, risk free interest rate, and expected terms. We are required to estimate these assumptions and utilize third party specialists for their valuation. Changes in such assumptions and estimates can have a significant impact on our consolidated statement of operations. See note 14 – Warrants, note 15 – Earnout Shares and note 20 – Fair Value Measurements of our consolidated financial statements included in this Form 10-Q for further information.

For additional information about our other critical accounting policies and estimates, see our Registration Statement.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, adopted and not yet adopted by us, see note 2 to our consolidated financial statements included in this Form 10-Q.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

We may also take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

We will lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements upon the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to equal or exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three (3)-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. We have interest rate risk primarily related to borrowings under the senior secured credit agreement, which bear interest at a variable rate tied to LIBOR or the applicable base rate plus a margin (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable), and, during certain periods, the margin applicable to certain term loan facilities thereunder will be based on a pricing grid that varies with the total leverage ratio (calculated in a manner set forth in the senior secured credit agreement). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of June 30, 2022, $1,221 million of senior secured term loans were outstanding under the senior secured credit agreement, net of unamortized debt discount and unamortized debt issuance costs, and no borrowings or letters of credit were outstanding under the senior secured revolving credit facility as of such date.

Based on the outstanding debt under the senior secured credit agreement as of June 30, 2022, and assuming that our mix of debt instruments and other variables remain unchanged, and excluding any impact of expected receipts or payments of cash flows resulting from any interest rate swap contract a hypothetical 100 basis points increase or decrease in LIBOR would have increased or decreased our interest expense by $12 million on an annualized basis. In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against any future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this February 2022 interest rate swap contract and realized $23 million of cash simultaneously entering into a similar swap contract, with substantially the same terms and conditions, except the fixed interest rate component was changed. The interest rate swap is considered as an accounting hedge under ASC 815. As of June 30, 2022, we had recognized $10 million of derivative liability in our consolidated financial statements.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our functional and reporting currency. Our revenue is generated primarily in U.S. dollars, British pounds sterling, and Euros. Our expenses are generally denominated in the currency of the country in which our operations are located, which are primarily the U.S., Europe and Asia. Our functional currency is denominated in U.S. dollars. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. As our revenues earned and expenses incurred in currencies other than U.S. dollars largely offset each other, fluctuations in the foreign currency exchange rates have not had a material impact on our financial results.

We do not engage in any foreign currency related hedging activities. We will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

We are involved in litigation and other proceedings that arise in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks we have described under “Risk Factors” in the Company’s Registration Statement, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1

Certificate of Incorporation of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

3.2

Bylaws of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.1

Sponsor Side Letter Amendment, dated May 27, 2022, by and among the Sponsor, the Insiders, APSG and Legacy GBT (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).

10.2†	Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).
10.3†	Global Business Travel Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).
10.4†

Global Business Travel Group, Inc., Management Incentive Plan, amended and restated as of May 27, 2022 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).

10.5†

Form of Time Based Option Award Agreement under the Global Business Travel Group, Inc., Management Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).

10.6˄#

Form of Amended and Restated Trademark License Agreement, dated May 27, 2022, by and between American Express Travel Related Services Company, Inc. and GBT Travel Services UK Limited and, solely for the purposes of specified sections therein, GBT JerseyCo Limited, GBT US LLC, GBT III B.V. and Global Business Travel Group, Inc. (incorporated by reference to Exhibit 10.26 of APSG’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 19, 2022).

10.7

Promissory Note, dated April 1, 2022, by and between the Company as the maker and the Sponsor as the payee (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2022).

10.8†	Global Business Travel Group, Inc. Annual Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2022).
10.9*	Form of Time-Based Restricted Stock Unit Award Agreement (Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

**Furnished herewith

˄Certain of the exhibits and schedule to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

#Certain portions of these Exhibits have been omitted in accordance with Regulation S-K Item 601 (b)(10)(iv)

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Global Business Travel Group, Inc

Date: August 11, 2022	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Martine Gerow
Martine Gerow
Chief Financial Officer (Principal Financial Officer)