Form 10-Q
period 2022-09-30
Global Business Travel Group, Inc.
filed 2022-11-10
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 8, 2022, the registrant had  67,753,543 shares of Class A common stock, par value $0.0001 per share, and 394,448,481 shares of Class B common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in $ millions except share and per share data)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$312	$516
Accounts receivable (net of allowances for doubtful accounts of $10 and $4 as of September 30, 2022 and December 31, 2021, respectively)	781	381
Due from affiliates	48	18
Prepaid expenses and other current assets	157	137
Total current assets	1,298	1,052
Property and equipment, net	217	216
Equity method investments	13	17
Goodwill	1,148	1,358
Other intangible assets, net	647	746
Operating lease right-of-use assets	53	59
Deferred tax assets	279	282
Other non-current assets	45	41
Total assets	$3,700	$3,771
Liabilities, preferred shares, and stockholders’ equity
Current liabilities:
Accounts payable	$339	$137
Due to affiliates	66	41
Accrued expenses and other current liabilities	409	519
Current portion of operating lease liabilities	18	21
Current portion of long-term debt	3	3
Total current liabilities	835	721
Long-term debt, net of unamortized debt discount and debt issuance costs	1,218	1,020
Deferred tax liabilities	11	119
Pension liabilities	253	333
Long-term operating lease liabilities	53	61
Earnouts and warrants derivative liabilities	127	—
Other non-current liabilities	34	23
Total liabilities	2,531	2,277
Commitments and Contingencies (see note 12)
Preferred shares (par value €0.00001; 3,000,000 shares authorized; 1,500,000 shares issued and outstanding as of December 31, 2021)	—	160
Stockholders’ equity:
Voting ordinary shares (par value €0.00001; 40,000,000 shares authorized; 36,000,000 shares issued and outstanding as of December 31, 2021)	—	—
Non-Voting ordinary shares (par value €0.00001; 15,000,000 shares authorized; 8,413,972 shares issued and outstanding as of December 31, 2021)	—	—
Profit Shares (par value €0.00001; 800,000 shares authorized, issued and outstanding as of December 31, 2021)	—	—
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 56,945,033 shares issued and outstanding as of September 30, 2022)	—	—
Class B common stock (par value $0.0001; 3,000,000,000 shares authorized; 394,448,481 shares issued and outstanding as of September 30, 2022)	—	—
Additional paid-in capital	259	2,560
Accumulated deficit	(148)	(1,065)
Accumulated other comprehensive loss	(35)	(162)
Total equity of the Company’s stockholders	76	1,333
Equity attributable to noncontrolling interest in subsidiaries	1,093	1
Total stockholders’ equity	1,169	1,334
Total liabilities, preferred shares, and stockholders’ equity	$3,700	$3,771

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in $ millions, except share and per share data)	2022	2021	2022	2021
Revenue	$488	$197	$1,324	$476
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	217	127	589	304
Sales and marketing	81	51	235	139
Technology and content	98	63	283	179
General and administrative	94	42	248	122
Restructuring	(2)	4	(5)	(5)
Depreciation and amortization	45	34	134	104
Total operating expenses	533	321	1,484	843
Operating loss	(45)	(124)	(160)	(367)
Interest expense	(26)	(13)	(69)	(37)
Fair value movement on earnouts and warrants derivative liabilities	(6)	—	30	—
Other (loss) income, net	(5)	—	(3)	5
Loss before income taxes and share of losses from equity method investments	(82)	(137)	(202)	(399)
Benefit from income taxes	10	31	39	126
Share of losses from equity method investments	(1)	—	(3)	(2)
Net loss	(73)	(106)	(166)	(275)
Less: net loss attributable to non-controlling interests in subsidiaries	(53)	(106)	(167)	(275)
Net (loss) income attributable to the Company’s Class A common stockholders	$(20)	$—	$1	$—
Basic (loss) earnings per share attributable to the Company’s Class A common stockholders	$(0.43)		$0.02
Weighted average number of shares outstanding - Basic	48,867,969		48,867,969
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.43)		$(0.38)
Weighted average number of shares outstanding - Diluted	48,867,969		443,316,450

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in $ millions)	2022	2021	2022	2021
Net loss	$(73)	$(106)	$(166)	$(275)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	(55)	(11)	(145)	(13)
Unrealized gains on cash flow hedge, net of tax	18	—	31	—
Unrealized gains on cash flow hedge reclassed to interest expense, net of tax	(2)	—	(2)	—
Amortization of actuarial loss and prior service cost in net periodic pension cost, net of tax	—	—	1	—
Other comprehensive (loss) income, net of tax	(39)	(11)	(115)	(13)
Comprehensive loss	(112)	(117)	(281)	(288)
Less: Comprehensive loss attributable to non-controlling interests in subsidiaries	(87)	(117)	(273)	(288)
Comprehensive loss attributable to the Company’s Class A common stockholders	(25)	—	(8)	—

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(in $ millions)	2022	2021
Operating activities:
Net loss	$(166)	$(275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	104
Deferred tax benefit	(41)	(126)
Equity-based compensation	23	1
Fair value movements on earnouts and warrants derivative liabilities	(30)	—
Other non-cash	24	(2)
Pension contributions	(25)	(18)
Proceeds from termination of interest rate swap derivative contract	23	—
Changes in working capital, net of effects from acquisition
Accounts receivables	(478)	(62)
Prepaid expenses and other current assets	(55)	52
Due from affiliates	(31)	4
Due to affiliates	26	5
Accounts payable, accrued expenses and other current liabilities	206	(26)
Net cash used in operating activities	(390)	(343)
Investing activities:
Purchase of property and equipment	(73)	(28)
Business acquisition, net of cash acquired	—	(53)
Net cash used in investing activities	(73)	(81)
Financing activities:
Proceeds from reverse recapitalization, net	269	(4)
Redemption of preference shares	(168)	—
Proceeds from issuance of preferred shares	—	150
Proceeds from senior secured term loans	200	150
Repayment of senior secured term loans	(2)	(6)
Repayment of finance lease obligations	(2)	(2)
Payment of lender fees and issuance costs for senior secured term loans facilities	—	(7)
Payment of deferred consideration	(4)	—
Capital distributions to stockholders	—	(1)
Net cash from financing activities	293	280
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(4)
Net decrease in cash, cash equivalents and restricted cash	(200)	(148)
Cash, cash equivalents and restricted cash, beginning of period	525	593
Cash, cash equivalents and restricted cash, end of period	$325	$445
Supplemental cash flow information:
Cash received for income taxes (net of payments)	$(1)	$—
Cash paid for interest (net of interest received)	$66	$35
Dividend accrued on preferred shares	$8	$5
Non-cash additions for operating lease right-of-use assets	$10	$14
Deferred offering costs accrued	$—	$8

Cash, cash equivalents and restricted cash consist of:	As of
	September 30,	December 31,
(in $ millions)	2022	2021
Cash and cash equivalents	$312	$516
Restricted cash (included in other non-current assets)	13	9
Cash, cash equivalents and restricted cash	$325	$525

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS’ EQUITY

(Unaudited)

															Equity
													Accumulated		attributable to
	Voting ordinary		Non-Voting		Profit		Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	shares		ordinary shares		shares		common stock		common stock		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	2,560	(1,065)	(162)	1,333	1	1,334
Dividend on preferred shares (see note 17)	—	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(91)	—	(91)	—	(91)
Balance as of March 31, 2022	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	2,558	(1,156)	(169)	1,233	1	1,234
Dividend on preferred shares (see note 17)	—	—	—	—	—	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Equity-based compensation prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	2	—	—	2	—	2
Additional shares issued to Expedia (see notes 7 and 8)	—	—	59,111	—	—	—	—	—	—	—	6	—	—	6	—	6
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)	—	(30)
Other comprehensive loss, net of tax, prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)	—	(40)
Reverse recapitalization, net (see note 6)	(36,000,000)	—	(8,473,083)	—	(800,000)	—	56,945,033	—	394,448,481	—	(2,322)	1,037	183	(1,102)	1,197	95
Equity-based compensation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Net income after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	21	—	21	7	28
Other comprehensive loss, net of tax, after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)	(25)	(29)
Balance as of June 30, 2022	—	—	—	—	—	—	56,945,033	—	394,448,481	—	244	(128)	(30)	86	1,180	1,266
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	15	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)	(53)	(73)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)	(34)	(39)
Balance as of September 30, 2022	—	—	—	—	—	—	56,945,033	—	394,448,481	—	259	(148)	(35)	76	1,093	1,169

															Equity
													Accumulated		attributable to
	Voting ordinary		Non-Voting		Profit		Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	shares		ordinary shares		shares		common stock		common stock		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2020	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	1,752	(592)	(179)	981	3	984
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(114)	—	(114)	—	(114)
Balance as of March 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	1,752	(706)	(188)	858	3	861
Dividend on preferred shares (see note 17)	—	—	—	—	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	(54)	—	(54)	(1)	(55)
Other comprehensive income, net of tax,	—	—	—	—	—	—	—	—	—	—	—	—	7	7	—	7
Balance as of June 30, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	1,751	(760)	(181)	810	2	812
Dividend on preferred shares (see note 17)	—	—	—	—	—	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(106)	—	(106)	—	(106)
Other comprehensive loss, net of tax,	—	—	—	—	—	—	—	—	—	—	—	—	(11)	(11)	—	(11)
Balance as of September 30, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	1,748	(866)	(192)	690	2	692

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Business Description and Basis of Presentation

Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries, including GBT JerseyCo Limited, (“GBT JerseyCo”, and all together the “Company”) is a leading platform serving travel primarily for business purposes and provides a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. The Company manages end-to-end logistics of business travel and provides a link between businesses and their employees, travel suppliers, and other industry participants.

On December 2, 2021, GBT JerseyCo entered into a business combination agreement (“Business Combination Agreement”) with Apollo Strategic Growth Capital (“APSG”), a special purpose acquisition company, listed on the New York Stock Exchange (the “Business Combination”). The Business Combination closed on May 27, 2022 and GBT JerseyCo became a direct subsidiary of APSG. Further, APSG was renamed as “Global Business Travel Group, Inc.”

GBTG is a Delaware corporation and tax resident in the United States of America (“U.S.”). GBTG conducts its business through GBT JerseyCo and its subsidiaries in an umbrella partnership-C corporation structure (“Up-C structure”). GBT JerseyCo is tax resident in the United Kingdom (“U.K.”).

The Business Combination was accounted for as a reverse recapitalization. Accordingly, no assets or liabilities were measured at fair value, and no goodwill or other intangible assets were recognized as a result of the Business Combination (see note 6- Reverse Recapitalization).

GBT JerseyCo was incorporated on November 28, 2019 under the Companies (Jersey) Law 1991 and prior to the Business Combination operated as a joint venture with American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex Coop”), a resident of the Netherlands, Juweel Investors (SPC) Limited (a successor entity of Juweel Investors Limited) (“Juweel”), a resident of Cayman Islands, and EG Corporate Travel Holdings LLC (“Expedia”) (collectively, with Amex Coop and Juweel the “Continuing JerseyCo Owners”).

The Company has one reportable segment.

Impact of COVID-19

The outbreak of the novel strain of the coronavirus (“COVID-19”) severely restricted the level of economic activity around the world and has continued to have an unprecedented effect on the global travel industry since March 2020. Government measures implemented to contain the spread of COVID-19, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo time outside of their homes, continue to limit business travel significantly below 2019 levels.

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

However, with the spread of the virus now being contained to varying degrees in certain countries during different times, travel restrictions have been lifted and clients have become more comfortable traveling, particularly to domestic locations. This has led to a moderation of the more severe declines in business travel bookings experienced at certain points since the pandemic began. Despite the continued negative impact of the COVID-19 pandemic on the Company’s business, the Company has seen improvement in its transaction volume starting the second half of 2021 and continuing into 2022 as COVID-19 vaccines continued to be administered and many travel restrictions relaxed. While the global travel activity has since shown a recovery trend, it remains below 2019 levels. The Company incurred a net loss of $166 million and had cash outflows from operations of $390 million during the nine months ended September 30, 2022 compared to a net loss of $275 million and cash outflows from operations of $343 million during the nine months ended September 30, 2021.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes its liquidity is important given the limited ability to predict its future financial performance due to the uncertainty associated with the COVID-19 pandemic. Since March 2020, the Company has taken several measures to preserve its liquidity, including initiating a business response plan to the COVID-19 pandemic (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entering into several financial transactions, including debt financing / refinancing transactions and the consummation of the Business Combination. The Company continues to further explore other capital market transactions, process rationalizations and cost reduction measures to improve its liquidity position.

Based on the Company’s current operating plan, existing cash and cash equivalents, the resurgence of business travel indicated by recent volume trends, the Company’s mitigation measures taken or planned to strengthen its liquidity and financial position, along with the Company’s available funding capacity and cash flows from operations, the Company believes it has adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of GBTG, its wholly- owned subsidiaries and entities controlled by GBTG, including GBT JerseyCo. There are no entities that have been consolidated due to control through operating agreements, financing agreements or as the primary beneficiary of a variable interest entity. The Company reports the non-controlling ownership interests in subsidiaries that are held by third-party owners as equity attributable to non-controlling interests in subsidiaries on the consolidated balance sheets. The portion of income or loss attributable to third-party owners for the reporting periods is reported as net income (loss) attributable to non-controlling interests in subsidiaries on the consolidated statements of operations. The Company has eliminated intercompany transactions and balances in its consolidated financial statements.

For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of GBT JerseyCo and its wholly-owned subsidiaries. All intercompany accounts and transactions among GBT JerseyCo and its consolidated subsidiaries were eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in the Company’s Registration Statement on Form S-4 as originally filed on September 9, 2022, and declared effective on October 3, 2022 (“Registration Statement”). The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, collectability of receivables, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill and contingent consideration, equity-based compensation, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps, warrants and Earnout Shares (discussed below) and contingencies. Actual results could differ materially from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)   Summary of Significant Accounting Policies

Warrant Instruments and Earnout Shares Liabilities

The Company accounts for its (i) public and privately issued warrants (see note 14 – Warrants and note 22 – Subsequent Events) and (ii) substantially all of the Earnout Shares (see note 15 – Earnout Shares) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” (“ASC 815”) whereby under that provision the warrants and substantially all of the Earnout Shares do not meet the criteria for equity treatment and are recorded as liabilities. Accordingly, the Company classifies the warrants and such Earnout Shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The Company remeasures the warrant liability and such Earnout Shares liability at each balance sheet date and any change in the fair value is recognized in the Company’s consolidated statement of operations. These liabilities will be remeasured until the warrants are exercised, exchanged, or expire or until such Earnout Shares are no longer contingent.

The fair value of warrants is determined using a market price for the public warrants and, when relevant, Black-Scholes model for the private warrants. The Black-Scholes model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. The balance sheet classification of warrant liability is also subject to re-evaluation at each reporting period. As of September 30, 2022, (i) the public warrants were valued using the publicly available price for such warrants and were categorized as level 1 on the fair value hierarchy and (ii) the private warrants were also valued using price of the public warrants and were categorized as level 2 on the fair value hierarchy (see notes 14 – Warrants and 20 – Fair Value Measurements).

The fair value of Earnout Shares was determined using Monte Carlo valuation method and were categorized as level 3 on the fair value hierarchy (see note 20 – Fair Value Measurements).

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes” that amends the guidance to simplify accounting for income taxes, including elimination of certain exceptions in current guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments (changes from subsidiary to equity method investments and vice versa), etc. The Company adopted this guidance on January 1, 2022, and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.

Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU No. 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. The new guidance clarifies that to the extent applicable, issuers should first reference other accounting principles to account for the effect of a modification. If other accounting principles are not applicable, the guidance clarifies whether to account for the modification or exchange as (1) an adjustment to equity, with the related earnings per share implications, or (2) an expense, and if so, the manner and pattern of recognition. The accounting depends on the substance of the transaction, such as whether the modification or exchange is the result of raising equity, a financing transaction, or some other event. The Company adopted this guidance on January 1, 2022, and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disclosures about Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance” which provides for disclosures by business entities about government assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the nature and types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The guidance is effective for the Company for annual periods beginning after December 15, 2021, with early application permitted, and can be applied either prospectively or retrospectively. The Company adopted this guidance on January 1, 2022, and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.

Governments of multiple countries extended several programs to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or deferrals and other financial aid. During previous periods, the Company participated in several of these government programs. A substantial portion of these government support payments were to ensure that the Company continues to pay and maintain the employees on its payroll and does not make them redundant as the demand for travel services significantly reduced due to the COVID -19 pandemic. During the three months ended September 30, 2022, and 2021, the Company recognized in its consolidated statements of operations government grants and other assistance benefits for salaries and wages (mainly furlough support payments) of $0 and $9 million, respectively, as a reduction of expenses. During the nine months ended September 30, 2022, and 2021, the Company recognized in its consolidated statements of operations government grants and other assistance benefits for salaries and wages (mainly furlough support payments) of $10 million and $53 million, respectively, as a reduction of expenses. As of September 30, 2022, and December 31, 2021, the Company had a receivable of $0 and $6 million, respectively, in relation to such government grants, which is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.

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

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2022	2021	2022	2021
Travel revenue	$387	$120	$1,032	$261
Products and professional services revenue	101	77	292	215
Total revenue	$488	$197	$1,324	$476

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

The opening and closing balances of the Company’s accounts receivables, net, and contract liabilities are as follows:

		Contract	Contract
		liabilities	liabilities
	Accounts	Client	Deferred
	receivables,	incentives, net	revenue
(in $ millions)	net (1)	(non-current)	(current)
Balance as of September 30, 2022	$781	$15	$22
Balance as of December 31, 2021	$375	$3	$18
(1)

Accounts receivables, net, exclude balances not related to contracts with customers. During the three months ended September 30, 2022 and 2021, the Company recorded $7 million and $0, respectively, for allowance for doubtful accounts and during the nine months ended September 30, 2022 and 2021, the Company recorded $8 million and $(4) million for allowance for (release of) doubtful debts, respectively, in its consolidated statements of operations.

Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the nine months ended September 30, 2022, the cash payments received or due in advance of the satisfaction

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the Company’s performance obligations were offset by $12 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2021.

Remaining Performance Obligations

As of September 30, 2022, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $20 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next 15 months.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

	As of
	September 30,	December 31,
(in $ millions)	2022	2021
Prepaid operating expenses	$76	$42
Income tax receivable / prepayments	31	32
Value added and similar taxes receivables	13	11
Deferred offering costs	—	21
Other prepayments and receivables	37	31
Prepaid expenses and other current assets	$157	$137

(5)   Property and Equipment, Net

Property and Equipment consist of:

	As of
	September 30,	December 31,
(in $ millions)	2022	2021
Capitalized software for internal use	$316	$304
Computer equipment	83	65
Leasehold improvements	49	52
Furniture, fixtures and other equipment	6	6
Capital projects in progress	35	9
	489	436
Less: accumulated depreciation and amortization	(272)	(220)
Property and equipment, net	$217	$216

Depreciation and amortization expense related to fixed assets was $21 million and $18 million for the three months ended September 30, 2022 and 2021, respectively, and $64 million and $57 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense includes amortization related to capitalized software development costs amounting to $16 million and $13 million for the three months ended September 30, 2022 and 2021, respectively, and $45 million and $38 million for the nine months ended September 30, 2022 and 2021, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)   Reverse Recapitalization

Pursuant to the Business Combination Agreement, among other things, (i) GBTG acquired 100% voting interest and an approximately 13% equity interest in GBT JerseyCo, (ii) GBT JerseyCo became jointly-owned by GBTG, Amex Coop, Juweel and Expedia and (iii) GBT JerseyCo serves as the operating partnership as part of an Up-C structure.

On December 2, 2021, concurrent with the execution of the Business Combination Agreement, GBTG also entered into subscription agreements with certain private investors (“PIPE Investors”), pursuant to which the PIPE Investors collectively agreed to subscribe for 33.5 million shares of the Company’s Class A common stock for an aggregate purchase price equal to $335 million (the “PIPE Investment”), including $2 million subscribed by entities related to APSG. The PIPE Investment was consummated concurrently with the closing of the Business Combination on May 27, 2022, generating proceeds of $323.5 million from the PIPE Investment. The gross proceeds received upon closing of the transaction was $365 million, which included $42 million of cash remaining, net of redemptions, from GBTG’s (formerly APSG) initial public offering.

The Business Combination was treated as a reverse recapitalization transaction, whereby GBT JerseyCo was considered the accounting acquirer in the transaction and the predecessor entity of GBTG and recognized the carrying value of the net assets of GBTG as an equity contribution with no incremental goodwill or intangible assets recognized.

In connection with the consummation of the Business Combination/immediately upon the Business Combination, the following occurred:

●	GBTG holds all of the A ordinary shares of GBT JerseyCo – which carry both voting and economic interest rights. The Continuing JerseyCo Owners hold all of the B ordinary shares of GBT JerseyCo – which carry no voting rights, but only economic rights.
●	The Continuing JerseyCo Owners hold Class B common stock in GBTG, in equal number as their shares in GBT JerseyCo, which carry nominal economic rights (limited to the right to receive up to the par value in the event of a liquidation, dissolution or winding up of GBTG) and full voting rights.
●	GBTG’s issued and outstanding Class A common stock, which is equal in number to the number of GBT JerseyCo’s A ordinary shares, is held by public and the PIPE Investors.
●	GBT JerseyCo MIP Options were converted into GBTG MIP Options and equity compensation plans, generally with no change in any terms and conditions of grant/vesting/exercise.
●	The Continuing JerseyCo Owners and holders of GBT JerseyCo’s MIP Options were granted C ordinary shares of GBT JerseyCo that have no voting or economic interest and will be converted either to (i) GBTG’s Class B common stock and GBT JerseyCo’s B ordinary shares (for Continuing JerseyCo Owners) or (ii) GBTG’s Class A common stock (for GBT JerseyCo’s MIP Option holders) upon GBTG’s Class A common stock meeting certain price thresholds over a certain period of time. Further, certain of GBTG’s Class A common stock are subject to forfeitures and surrender/cancellations for no consideration if GBTG’s Class A common stock does not meet certain price thresholds over a certain period of time. All such shares are referred to as (“Earnout Shares”).
●	The outstanding warrants of APSG converted to those of GBTG on the same terms and conditions as existed prior to the closing of the Business Combination Agreement. Subsequent to September 30, 2022, these warrants were exchanged for GBTG’s Class A common stock (see note 22 – Subsequent Events).
●	All of the Business Combination transaction costs were paid out from the proceeds of the PIPE Investments or cash invested by GBTG in GBT JerseyCo or by GBT JerseyCo.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	GBT JerseyCo repaid all of its outstanding amount of preferred shares including dividends accrued thereon from the proceeds of the Business Combination.
●	GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into an Exchange Agreement (the “Exchange Agreement”) which provides a right to the Continuing JerseyCo Owners to exchange their B ordinary shares in GBT JerseyCo for Class A common stock of GBTG on a one-for-one basis, with surrender and cancellation of Class B common stock held by them in GBTG. Alternatively, if approved by the “Exchange Committee” (comprising of disinterested and independent board of directors of GBTG), such B ordinary shares can be settled in cash. If the Exchange Committee elects to settle B ordinary shares in cash, the cash must be funded only through issuance of GBTG’s Class A common stock.

At the time of the closing of the Business Combination Agreement and as of September 30, 2022, there were 56,945,033 shares of Class A common stock and 394,448,481 shares of Class B common stock of GBTG that were outstanding. The number of shares of Class B common stock outstanding corresponds to the number of B ordinary shares held by Continuing JerseyCo Owners in GBT JerseyCo which represents the non-controlling ownership interests in the Company.

Concurrently with the Closing, the Company entered into certain other related agreements which are discussed further in note 17 – Stockholders’ Equity and note 21 – Related Party Transactions.

(7)   Business Acquisitions

There was no business acquisition during the nine months ended September 30, 2022.

Acquisition of Ovation

On January 21, 2021, the Company, through its wholly-owned subsidiary, GBT US LLC, acquired all of the outstanding shares of Ovation Travel, LLC, (along with its subsidiaries, “Ovation”) for a total cash purchase consideration of $57 million (including approximately $4 million of deferred consideration), net of cash acquired. The results of Ovation’s operations have been included in the consolidated financial statements of the Company since the date of its acquisition. During the three and nine months ended September 30, 2022, the Company paid the deferred consideration of $4 million as the conditions for deferred consideration were satisfied during the period.

The terms of the acquisition further included contingent consideration of approximately $4 million that was subject to the continued employment of certain Ovation employees for a specified duration of employment as set out under the business purchase agreement. The Company accrued for this expense as compensation expense, that was paid during the three and nine months ended September 30, 2022.

The fair value of the acquisition was allocated primarily to goodwill of $36 million, amortizing intangible assets of $29 million (business client relationships of $25 million and Tradenames of $4 million) and net liabilities assumed of $8 million. Goodwill generated from the acquisition is attributable to acquired workforce and expected synergies from centralized management and future growth. The acquired business client relationships and tradenames are being amortized over their estimated useful lives of 10 years and 5 years, respectively. The Company incurred $3 million in acquisition related costs which was expensed as incurred.

The amount of revenue and net loss of Ovation since the acquisition date included in the consolidated statements of operations for the three months ended September 30, 2021 was $7 million and $8 million, respectively, and for the nine months ended September 30, 2021 was $14 million and $17 million, respectively. Assuming an acquisition date of January 1, 2020, the unaudited pro forma revenue and net loss of the Company for the three and nine months ended September 30, 2021 would not have been materially different from the amount of revenue and net loss presented in the consolidated statements of operations for the three and nine months ended September 30, 2021. The pro forma financial information adjusts for the effects of material business combination items primarily related to amortization of acquired intangible assets and the corresponding income tax effects.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of Egencia

On November 1, 2021, the Company completed its acquisition of Egencia, a business-to-business digital travel management company serving business clients, from an affiliate of Expedia, Inc., EG Corporate Travel Holdings LLC (“Expedia”). As purchase consideration for this acquisition, the Company issued 8,413,972 non-voting ordinary shares, fair value of which was determined to be $816 million. As a result, Expedia became an indirect holder of non-voting ordinary shares of GBT JerseyCo, which then represented approximately 19% of GBT JerseyCo’s equity interests, excluding GBT JerseyCo’s preferred shares, Profit Shares, MIP Options and MIP Shares (as defined in GBT JerseyCo’s organizational documents). This value was determined on the basis of the estimated total enterprise value of GBT JerseyCo (post acquisition of Egencia) and calculated based on a multiple of Adjusted EBITDA. During the second quarter of 2022, the Company finalized the working capital adjustments related to this acquisition, which resulted in an adjustment of $6 million payable by GBT JerseyCo and in relation to which it issued additional 59,111 non-voting ordinary shares to Expedia.

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

During the third quarter of 2022, the Company obtained further information and completed its analysis of the deferred tax impact of the Egencia acquisition. As a result, the Company recognized an additional $124 million of deferred tax assets (primarily related to goodwill that was determined to be tax deductible) and adjusted its goodwill balance. With this, the Company has completed its purchase price allocation related to the Egencia acquisition. Further, during the three months ended September 30, 2022, the Company recognized a $19 million charge in its statement of operations associated with a loss contingency as it became probable that the Company will pay the amount for a contingent event that existed as of the Egencia acquisition date.

The financial results of Egencia have been included in the Company’s consolidated financial statements since the date of its acquisition. The amount of revenue and net loss of the Egencia business for the three months ended September 30, 2022 were $98 million and $20 million, respectively and for the nine months ended September 30, 2022 were $271 million and $54 million, respectively.

Assuming an acquisition date of January 1, 2020, the unaudited pro forma revenue and net loss of the Company for the three months ended September 30, 2021 would have been $245 million and $163 million, respectively, and for the nine months ended September 30, 2021 would have been $579 million and $489 million, respectively.

(8)   Goodwill and Other Intangible Assets, Net

The following table sets forth changes in goodwill during the nine months ended September 30, 2022:

(in $ millions)	Amount
Balance as of December 31, 2021	$1,358
Egencia acquisition adjustments (1)	(118)
Currency translation adjustments	(92)
Balance as of September 30, 2022	$1,148
(1)	Includes adjustments for (i) $6 million related to additional shares issued to Expedia in the second quarter of 2022 upon finalization of working capital adjustments that increased the goodwill balance and (ii) $124 million related to deferred tax assets recognized in the third quarter of 2022 that decreased the goodwill balance (see note 7 – Business Acquisitions – Acquisition of Egencia).

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no goodwill impairment losses recorded for the three and nine months ended September 30, 2022 and 2021 and there are no accumulated goodwill impairment losses as of September 30, 2022.

The following table sets forth the Company’s other intangible assets with definite lives as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net
Trademarks/tradenames	$115	$(67)	$48	$115	$(62)	$53
Business client relationships	815	(264)	551	815	(189)	626
Supplier relationship	254	(207)	47	254	(188)	66
Travel partner network	4	(3)	1	4	(3)	1
Other intangible assets	$1,188	$(541)	$647	$1,188	$(442)	$746

Amortization expense relating to definite-lived intangibles was $24 million and $16 million for the three months ended September 30, 2022 and 2021, respectively, and $70 million and $47 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in depreciation and amortization in the consolidated statements of operations.

(9)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	As of
	September 30,	December 31,
(in $ millions)	2022	2021
Accrued payroll and related costs	$161	$198
Accrued operating expenses	145	147
Client deposits	46	59
Deferred revenue	22	18
Accrued restructuring costs (see note 10)	13	69
Value added and similar taxes payable	6	6
Income tax payable	7	7
Other payables	9	15
Accrued expenses and other current liabilities	$409	$519

(10) Restructuring

The table below sets forth accrued restructuring cost included in accrued expenses and other current liabilities, for the nine months ended September 30, 2022:

(in $ millions)	Employee related	Facility	Total
Balance as of December 31, 2021	$64	$5	$69
Reversal of accruals	(3)	(2)	(5)
Cash settled	(51)	—	(51)
Balance as of September 30, 2022	$10	$3	$13

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Long-term Debt

The outstanding amount of the Company’s long-term debt consists of:

	As of
	September 30,	December 31,
(in $ millions)	2022	2021
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$240	$242
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	800
Principal amount of senior secured revolving credit facility (Maturity – August 2023) (3)	—	—
	1,240	1,042
Less: Unamortized debt discount and debt issuance costs	(19)	(19)
Total debt, net of unamortized debt discount and debt issuance costs	1,221	1,023
Less: Current portion of long-term debt	(3)	(3)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,218	$1,020
(1)	Stated interest rate of LIBOR + 2.50% as of September 30, 2022 and December 31, 2021.
(2)	Stated interest rate of LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of September 30, 2022 and December 31, 2021.
(3)	Stated interest rate of LIBOR + 2.25% as of September 30, 2022 and December 31, 2021.

During the second quarter of 2022, the Company borrowed a principal amount of $200 million of senior secured tranche B-3 term loans under the Tranche B-3 Delayed Draw Term Loan Facility (“Tranche B-3 DDTL Facility”). With this, the Company has fully drawn on its existing senior secured term loan facilities under the senior secured credit agreement and there are no unutilized term loan commitments remaining outstanding. The Company was required to pay a fee of 3.00% per annum on the actual daily unused delayed draw commitments under Tranche B-3 DDTL Facility, payable quarterly in arrears.

During the three and nine months ended September 30, 2022, the Company repaid the contractual quarterly installment of $1 million and $2 million of the principal amount of senior secured initial term loans, respectively.

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

The senior secured revolving credit facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility are subject to customary borrowing conditions. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of both September 30, 2022 and December 31, 2021, no borrowings or letters of credit were outstanding under the senior secured revolving credit facility.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest on the senior secured credit facilities is payable quarterly in arrears (or, if earlier in the case of LIBOR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans for the nine months ended September 30, 2022 was approximately 7.5%.

Security; Guarantees

GBT UK TopCo Limited, a wholly-owned direct subsidiary of GBT JerseyCo, and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with the Borrower, the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the senior secured credit facilities and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of the consolidated total assets of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties; provided that such coverage test shall instead be calculated based on 70% of Consolidated EBITDA (as defined in the senior secured credit agreement) of the Loan Parties and their subsidiaries for the four prior fiscal quarters, commencing with the first quarterly test date after January 2021 on which Consolidated EBITDA of the Loan Parties and their subsidiaries exceeds $100 million. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties.

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

The senior secured credit agreement also contains a financial covenant applicable solely to the senior secured revolving credit facility. Such financial covenant requires the first lien net leverage ratio (calculated in a manner set forth under the senior secured credit agreement) to be less than or equal to 3.25 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeds 35% of the aggregate principal amount of the senior secured revolving credit facility. The senior secured credit agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the senior secured credit agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the period ended September 30, 2022.

As of September 30, 2022, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the senior secured credit agreement.

Events of Default

The senior secured credit agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the senior secured credit agreement or other enforcement actions customary for facilities of this type. As of September 30, 2022, no event of default existed under the senior secured credit agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Commitments and Contingencies

Purchase Commitment

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2022, the Company had approximately $186 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting and licensing contracts for information technology, of which $77 million relates to the twelve months ending September 30, 2023. These purchase commitments extend through 2027.

Guarantees

The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $19 million. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.

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

(13) Income Taxes

As mentioned in note 1 - Business Description and Basis of Presentation, following the closing of the Business Combination, GBTG conducts its business through GBT JerseyCo in an Up-C structure. Both, prior to and subsequent to the Business Combination, GBT JerseyCo was and is treated as a partnership for U.S. income tax purposes and, as such, GBT JerseyCo generally will not be subject to U.S. income tax under current U.S. tax laws. Instead, taxable income is allocated to holders of its A ordinary shares and B ordinary shares. GBTG is subject to U.S. income taxes with respect to its distributive share of the items of the net taxable income or loss and any related tax credits of GBT JerseyCo. GBTG is also subject to taxes in respect of any taxable gains or losses, if any, it recognizes or realizes during the period along with any deferred taxes on outside basis differences in value of its investment in GBT JerseyCo.

As a result of the Business Combination, GBTG recorded deferred tax assets related to its investments in GBT JerseyCo of $26 million and deferred tax liabilities of $40 million for foregone foreign tax credits in the U.S. on the foreign source earnings necessary to realize GBTG’s allocable share of GBT JerseyCo’s net deferred tax assets resulting in a net $14 million deferred tax liability.

During the three months ended September 30, 2022, the Company completed its assessment of deferred taxes in relation to the Egencia acquisition and recognized a deferred tax assets of $124 million, primarily related to Egencia goodwill (see note 7 – Business Acquisitions – Acquisition of Egencia).

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

For the three months ended September 30, 2022 and 2021, GBTG’s income tax benefit was $10 million and $31 million, respectively, and its effective tax rate was 12% and 23%, respectively. The lower tax rate during the three months ended September

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

30, 2022 was driven by higher proportional movement in non-taxable fair value movement on Earnout Shares and warrants and the non-taxable loss contingency versus the result for the period.

For the nine months ended September 30, 2022 and 2021, GBTG’s income tax benefit was $39 million and $126 million, respectively, and its effective tax rate was 19% and 32%, respectively. The lower tax rate during the nine months ended September 30, 2022 was driven by higher proportional movement in non-taxable fair value movement on Earnout Shares and warrants and the non-taxable loss contingency versus the result for the period, along with country rate differentials, offset by increases in valuation allowances.

The Company’s effective tax rate for the three and nine months ended September 30, 2021 was impacted by change in the U.K.’s enacted tax rates from 19% to 25%, in the second quarter of 2021, and which becomes effective from April 2023. As a result of change in the enacted tax rate, the deferred tax assets and liabilities were remeasured in the second quarter of 2021, which resulted in recognition of additional deferred tax benefit of $35 million. The Company measures its deferred tax assets and liabilities at the rate at which they are expected to reverse in future periods.

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. The Company is in the process of evaluating the provisions of the IRA, but does not currently believe the IRA will have a material impact on its reported results, cash flows or financial position when it becomes effective.

(14) Warrants

As of September 30, 2022, there were 39,451,067 warrants outstanding (12,224,134 private warrants and 27,226,933 public warrants) each having an exercise price of $11.50 per warrant. No fractional shares will be issued upon exercise of the warrants. As of September 30, 2022, the warrants have not become exercisable. On September 9, 2022, the Company made an offer to acquire all of its warrants in exchange for Class A common stock (the “Exchange Offer”). In connection with the Exchange Offer, the Company would issue 0.275 shares of Class A common stock in exchange for each warrant tendered by the warrant holder by October 7, 2022. The Company would also amend its warrant agreement to permit the Company to require that each warrant that is outstanding upon the closing of the offer be converted into 0.2475 shares of Class A common stock. Subsequent to September 30, 2022, the Company closed on the Exchange Offer by acquiring and retiring all of its warrants in exchange for Class A common stock (see note 22 – Subsequent Events).

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

As of September 30, 2022 the fair value of the warrant liability was estimated to be $62 million. The Company recognized a loss on the fair value change in warrant liability of $18 million and $5 million in its consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Earnout Shares to employees are linked to the conditions of the GBTG MIP Options. As a result, the Company has accounted for such Earnout Shares as stock-based compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”), and recognized an expense of $2 million during the three and nine months ended September 30, 2022 in its consolidated statement of operations.

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

As of September 30, 2022 the fair value of the Earnout Shares liability was estimated to be $65 million. The Company recognized a gain on the fair value change in Earnout Shares liability of $12 million and $35 million in its consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16) Equity-Based Compensation

2022 Equity Incentive Plan

In May 2022, GBTG stockholders approved the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) under which, a maximum of 47,870,291 shares of Class A common stock are available for issuance which is also the maximum number of shares that may be issued in respect of incentive stock options (“Share Reserve”). Under the 2022 Plan, GBTG may issue options, stock appreciation rights, restricted and performance stock, restricted stock units or performance stock units, or other awards that are payable in, or valued in, in whole or part by reference to GBTG shares. The 2022 Share Reserve will also be increased by the number of shares underlying the portion of an award granted under the GBTG MIP (as defined below) that is cancelled, terminated or forfeited or lapses after the effective date of the 2022 Plan. Shares issued by GBTG in connection with the assumption or substitution of outstanding grants or under certain stockholder approved plans from an acquired company will not reduce the number of shares available for awards under the 2022 Plan. Shares underlying the portion of an award that is forfeited or otherwise terminated for any reason whatsoever, in any case, without the issuance of shares, will be added back to the number of shares available for grant under the 2022 Plan. Shares issued under the 2022 Plan may, at the election of the board of directors GBTG (the “GBTG Board”), be (i) authorized but previously unissued or (ii) previously issued and outstanding and reacquired by GBTG.

During the three and nine months ended September 30, 2022, the Company granted 10,797,574 restricted share units (“RSUs”) under the 2022 Plan to certain of its key employees. The RSUs generally vest one-third annually or on such dates as determined under the award agreement and have a vesting period of 12 months to 36 months from the grant date, . The vesting is conditional upon continued employment of the grantee through the applicable vesting period. RSUs included RSUs granted to the Company’s non-employee directors who are deemed as employees solely for purposes of stock compensation accounting. The RSUs do not accrue dividends or dividend equivalent right associated with the underlying stock. The fair value of RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant. There have been no significant forfeitures of RSUs since the grant date.

Employee Stock Purchase Plan

In May 2022, GBTG stockholders approved the Global Business Travel Group, Inc. Employee Stock Purchase Plan (the “ESPP”) under which a maximum of 11,068,989 shares of Class A common stock (the “ Initial ESPP Reserve”) are initially available for purchase under the ESPP. There are two offering periods each year, to be determined by the compensation committee. An employee can start contributing toward the ESPP at the beginning of each offering period. On January 1 of each year during which the ESPP is in effect, commencing on January 1, 2023, the number of shares of Class A common stock available for purchase under the ESPP will be automatically increased by the lesser of (x) the Initial ESPP Reserve, (y) 1% of the number of shares of all classes of GBTG common stock outstanding as of the immediately preceding December 31 (calculated on a fully diluted basis) and (z) such lesser number of shares as the GBTG board may determine.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management Incentive Plan

In May 2022, GBTG adopted the Global Business Travel Group, Inc. Management Incentive Plan (the “GBTG MIP”) which superseded the GBT JerseyCo Management Incentive Plan, as amended and restated from time to time with the last amendment being on December 2, 2021 (the “Legacy GBT MIP”). Further, , all options granted under the Legacy GBT MIP (“GBT JerseyCo MIP Options”) that were outstanding at the closing of the Business Combination, whether vested or unvested, were converted into options to purchase shares of GBTG’s Class A common stock (“GBTG MIP Options”) under the terms and conditions of the GBTG MIP. The outstanding GBT JerseyCo MIP Options were converted using the same exchange ratio as was used to convert the then-existing GBT JerseyCo shares to new classes of shares under the Business Combination. The exercise price of the GBT JerseyCo MIP Options was accordingly adjusted. Generally, the vesting and forfeiture terms of the GBTG MIP Options held by executive officers of GBT JerseyCo continue to be the same as provided under the Legacy GBT MIP under which they were granted. Under the GBTG MIP, all unexercised GBTG MIP Options, whether vested or unvested, expire on the tenth anniversary of their grant date, unless earlier cancelled, such as in connection with a termination of employment. GBTG MIP Options generally vest ratably in annual increments over a three or five year vesting period (i.e. one-third annually for a three year vesting period or 20% annually over a five year vesting period). There are no performance conditions associated with the vesting of the GBTG MIP Options. The exercise price of GBTG MIP Options granted under the GBTG MIP is 100% of the fair market value of the shares subject to the award, determined as of the date of grant.

During the second quarter of 2022, in connection with the Business Combination, the Company granted certain Earnout Shares to its employees (see note 15 – Earnout Shares). The Earnout Shares granted to employees are linked to the original vesting conditions of GBTG MIP Options granted prior to December 2021. As a result, the Company has accounted for such Earnout Shares as stock-based compensation under ASC 718, and recognized an expense of $0 and $2 million during the three and nine months ended September 30, 2022 in its consolidated statement of operations. See note 20 – Fair Value Measurements for discussion on the fair value of Earnout Shares granted to employees.

There were no other new grants or any material forfeitures of the GBTG MIP Options during the three and nine months ended September 30, 2022.

Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended September 30, 2022 and 2021 amount to $15 million and $0, respectively, and (ii) for the nine months ended September 30, 2022 and 2021 amount to $23 million and $1 million, respectively, and is included within general and administrative expense on the consolidated statements of operations. The Company expects compensation expense, related (i) to unvested GBTG MIP Options of approximately $25 million to be recognized over the remaining weighted average period of 2.25 years and (ii) unvested RSUs of approximately $70 million to be recognized over the remaining weighted average period of 2.0 years.

(17) Stockholders’ Equity

Subsequent to the reverse recapitalization as described in note 6, GBTG’s authorized capital stock consists of:

(i)	3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of which 56,945,033 shares are issued and outstanding as of September 30, 2022
(ii)	3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), of which 394,448,481 shares are issued and outstanding as of September 30, 2022 and
(iii)	6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which are issued and outstanding as of September 30, 2022. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which are issued and outstanding as of September 30, 2022, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which are issued and outstanding as of September 30, 2022 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which are issued and outstanding as of September 30, 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. In order to preserve the Up-C structure, the Exchange Agreement (see note 6 – Reverse Recapitalization) provides that GBTG and GBT JerseyCo will take (or, in some cases, forbear from taking) various actions, as necessary to maintain a one-to-one ratio between the number of issued and outstanding (x) Class A common stock of GBTG and the A ordinary shares of GBT JerseyCo and (y) Class B common stock of GBTG and the B ordinary shares of GBT JerseyCo. Additionally, the Company has 39,451,067 warrants outstanding as of September 30, 2022 (see note 14 – Warrants and note 22 – Subsequent Events).

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Upon closing of the Business Combination on May 27, 2022, GBT JerseyCo redeemed, in full, the outstanding amount of its then issued and outstanding preferred shares, including dividends accrued thereon. Upon redemption, all of the preferred shares were cancelled.

There was no issuance of preferred shares during the nine months ended September 30, 2022; however, GBT JerseyCo accrued a dividend of $8 million for the nine months ended September 30, 2022, on the outstanding balance of preferred shares. During the three and nine months ended September 30, 2021, the Company issued 500,000 and 1,500,000 preferred shares, respectively, in equal proportion to Amex Coop and Juweel for a total consideration of $50 million and $150 million, respectively. As the preferred shares of GBT JerseyCo were issued to the ordinary shareholders, although the preferred shares were redeemable at the option of GBT JerseyCo, these were classified as mezzanine equity.

Distributions

The Company paid cash of $1 million for the nine months ended September 30, 2021 in relation to accrued capital distribution to cover certain administrative costs of GBT JerseyCo’s then existing shareholders. There were no such distributions during the nine months ended September 30, 2022. See the discussion above for dividends on preferred shares accrued during the three and nine months ended September 30, 2022 and 2021.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2021	$(38)	$(128)	$4	$(162)
Net changes prior to reverse recapitalization, net of tax benefit, $0	(59)	—	12	(47)
Allocated to non-controlling interest	85	112	(14)	183
Net changes post reverse recapitalization, net of tax benefit, $0	(11)	—	2	(9)
Balance as of September 30, 2022	$(23)	$(16)	$4	$(35)

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2020	$(23)	$(160)	$4	$(179)
Net changes during the period, net of tax benefit, $0	(13)	—	—	(13)
Balance as of September 30, 2021	$(36)	$(160)	$4	$(192)

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Earnings (loss) per share

The Company’s basic earnings (loss) per share for the three and nine months ended September 30, 2022 is based on results for the period from the date of Business Combination, May 27, 2022 to September 30, 2022, the period where the Company had earnings (loss) attributable to Class A common stockholders. The Company’s diluted earnings (loss) per share for the three and nine months ended September 30, 2022 is based on the results of operations for the respective periods. This is because the numerator calculated for basic earnings (loss) per share adjusts for the results of operations that are attributable to the Class B common stockholders who are also the Continuing JerseyCo Owners of GBT JerseyCo (which is a predecessor to GBTG). The Company analyzed the calculations of net loss per share for periods prior to the Business Combination and determined that the values would not be meaningful to the users of these unaudited consolidated financial statements as it did not represent equity structure post Business Combination transaction.

Basic earnings (loss) per share is based on the average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, GBTG MIP Options and RSUs using the “treasury stock” method, and Earnout Shares and GBTG’s Class B common stock that convert into potential shares of Class A common stock, using the “if converted” method, to the extent they are dilutive.

As discussed in note 15 – Earnout Shares, the Company has issued and outstanding approximately 23 million of Earnout Shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC 260, “Earnings Per Share,” Earnout Shares are excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Earnout Shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer subject to forfeiture. Additionally, Dividends accrued on Earnout Shares, if any, will be forfeited if the pricing thresholds for Earnout Shares are not met during the specified time period.

As the exercise price of approximately 39 million warrants and approximately 36 million GBTG MIP Options is higher than the market price of the Class A common stock, including such warrants and GBTG MIP Options within the calculation of diluted earnings (loss) per share would have resulted in anti-dilutive effect on earnings (loss) per share. Similarly inclusion of 11 million of RSUs within the calculation of diluted earnings (loss) per share would have resulted in anti-dilutive effect on earnings (loss) per share. Hence such warrants, GBTG MIP Options and RSUs have been excluded from the calculation of diluted earnings (loss) per share.

GBTG’s Class B common stock generally has only nominal economic rights (limited to the right to receive up to the par value in the event of a liquidation, dissolution or winding up of GBTG). As such, basic earnings (loss) per share of Class B common stock have not been presented. However, as these shares can be converted to Class A common stock under the provisions of Exchange Agreement, Class B common stock has been included in the calculations of diluted earnings (loss) per share.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three months ended	Nine months ended
(in $ millions, except share and per share data)	September 30, 2022	September 30, 2022
Numerator – Basic and diluted earnings (loss) per share:
Net (loss) income attributable to the Company’s Class A common stockholders (A)	$(20)	$1
Add: Net loss attributable to non-controlling interests in subsidiaries (1)	(53)	(167)
Net loss attributable to the Company’s Class A and Class B common stockholders – Diluted (B)	$(73)	$(166)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A common stock outstanding – Basic (C)	48,867,969	48,867,969
Assumed conversion of Class B common stock (2)	—	394,448,481
Weighted average number of Class A common stock outstanding – Diluted (D)	48,867,969	443,316,450

Basic earnings per share attributable to the Company’s Class A common stockholders: (A) / (C)	$(0.43)	$0.02

Diluted loss per share attributable to the Company’s Class A and Class B common stockholders: (B) / (D)	$(0.43)	$(0.38)
(1)	Primarily represents net loss attributed to the Continuing JerseyCo Owners for the periods prior to the Business Combination and their proportionate share of income (loss) after the Business Combination.
(2)	For the three months ended September 30, 2022, assumed conversion of Class B common stock has been excluded as their inclusion would have been anti-dilutive to basic loss per share.

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

Interest Rate Swap

The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. The Company has interest rate risk primarily related to its senior secured term loans under the senior secured credit agreement, which bear interest at a variable rate that is currently based on three-months LIBOR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). In order to protect against potential higher interest costs resulting from anticipated increases in the benchmark rate for the senior secured tranche B-3 term loans, in February, 2022, Group Services B.V., a wholly owned subsidiary of GBTG and the borrower under the senior secured credit agreement, entered into an interest rate swap contract that fixed the benchmark interest rate with respect to a portion of the senior secured tranche B-3 term loans. The terms of such swap were initially linked to LIBOR as the benchmark rate, with a secured overnight financing rate (SOFR)-based rate replacing LIBOR as the benchmark rate for such swap, commencing in June 2023. The Company’s objective in using an interest rate swap derivative is to mitigate its exposure to increase / variability in LIBOR / SOFR interest rates. The interest rate swap was for a notional amount of debt of $600 million, for a period from March 2022 to March 2025 with fixed interest rate of 2.0725%. The interest rate swap was designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month LIBOR exceeds 2.0725%. In June 2022, the Company terminated this interest rate swap realizing $23 million in cash and simultaneously entered into another interest rate swap agreement, on substantially the same terms and conditions as the previous one, except the new fixed interest rate was contracted to be 3.6858%. Under ASC 815, Derivatives and Hedging, the Company has determined that the total amount of $23 million credited to the accumulated other comprehensive income in connection with the termination of the February 2022 interest rate swap contract will be included in the consolidated statement of operations proportionately until March 2025 as an offset to interest expense as the interest payments are made over this period. As a result, during the three and nine months ended September 30, 2022, the Company has reclassified $2 million from accumulated other comprehensive loss and recognized it as a credit to interest expense. Further, the Company has determined that the new interest rate swap contract will be designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month LIBOR exceeds 3.6858%. Changes in the fair value of the interest rate swap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income (loss) and into interest expense when the hedged interest obligations affect earnings.

Warrants and Earnout Shares

As a result of the Business Combination, GBTG has issued and outstanding warrants (see note 14 – Warrants) and Earnout Shares (see note 15 – Earnout Shares). The public and private warrants and non-employee Earnout Shares are classified as derivative liabilities under ASC 815 and are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

As of September 30, 2022, the number of warrants and non-employee Earnout Shares issued and outstanding were approximately 39 million and 15 million respectively. Subsequent to the balance sheet, the Company exchanged all of its warrants for Class A common stock (see note 22 - Subsequent Events).

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

	Balance sheet	As of	As of
(in $millions)	location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$8	—
Derivatives not designated as hedging instruments
Earnout Shares	Earnouts and warrants derivative liabilities	$65	—
Warrants	Earnouts and warrants derivative liabilities	62	—
		$127	—

The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income (loss):

	Amount of gain/(loss) recognized in				Statement of	Amount of gain/(loss) recognized in
	other comprehensive loss				operations location	statements of operations
	Three months ended		Nine months ended			Three months ended		Nine months ended
	September 30		September 30			September 30		September 30
	2022	2021	2022	2021		2022	2021	2022	2021
Derivatives designated as hedging instruments
Interest rate swap	$18	—	$31	—	NA	—	—	—	—
Interest rate swap reclassed to statement of operations	(2)		(2)		Interest expense	$2	—	$2	—
Derivatives not designated as hedging instruments
Earnout Share	NA	—	NA	—	Fair value movement on earnouts and warrants derivative liabilities	12	—	35	—
Warrants	NA	—	NA	—	Fair value movement on earnouts and warrants derivative liabilities	(18)	—	(5)	—
						$(4)	—	$32	—

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments— interest rate swap, warrants and non-employee Earnout Shares. The fair value of the Company’s interest rate swap has been calculated using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward LIBOR and/or SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of public warrants is determined using its market price. As a result of the Exchange Offer that is more fully discussed in note 22 – Subsequent Events, the fair value of private warrants is also determined using market price of public warrants. Prior to this, the private warrants were valued using Black-Scholes model. The fair value of non-employee Earnout Shares is determined using Monte Carlo valuation method.

Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		As of
	Fair Value	September 30,	December 31,
(in $ millions)	Hierarchy	2022	2021
Interest rate swaps	Level 2	$8	$—
Non-employee Earnout Shares	Level 3	65	—
Public warrants	Level 1	43	—
Private warrants	Level 2	19	—

The fair value of each Earnout Share (both employee and non-employee) was estimated using the Monte Carlo Option Pricing Method. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the Earnout Shares based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Earnout Shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Earnout Shares. The expected life of the Earnout Shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.

The following table presents the assumptions used for the initial measurement of the Earnout Shares on May 27, 2022 and to remeasure the fair value of outstanding non-employee earnout shares liabilities as of September 30, 2022:

	As of
	May 27,	September 30,
	2022	2022
Stock price ($)	$7.39	$5.66
Risk-free interest rate	2.81%	4.09%
Volatility	37.5%	42.5%
Expected term (years)	5.00	4.7
Expected dividends	0.0%	0.0%

Fair value ($) (per Earnout Share – Tranche 1)	$4.82	$3.15
Fair value ($) (per Earnout Share – Tranche 2)	$3.98	$2.56

The public warrants are valued using quoted market prices on the New York Stock Exchange under the ticker GBTG.WS and are included in Earnouts and warrants derivative liabilities on the consolidated balance sheets. As of May 27, 2022 and September 30, 2022, the price per public warrant was $1.33 and $1.57, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On the closing date of the Business Combination, the fair value of private warrants was estimated using the Black-Scholes option pricing method. Inherent in the Black Scholes option pricing method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the private warrants based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the private warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the private warrants. The expected life of the private warrants was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero. On September 9, 2022, the Company made an offer to exchange all of its warrants, including private warrants, for Class A common stock (see note 22 – Subsequent Events). Since the terms of the Exchange Offer were the same for the public and private warrants, the Company has valued its private warrants at market price as of September 30, 2022.

The following table presents the assumptions used for the initial measurement of the private warrants on May 27, 2022.

May 27,
2022
Stock price ($)	$7.39
Exercise price ($)	$11.50
Risk-free interest rate	2.70%
Volatility	37.5%
Expected term (years)	5.00
Expected dividends	0.00%

Fair value ($) (per private warrant)	$1.68

The following table presents changes in Level 3 financial liabilities measured at fair value for the period from the date of closing of the Business Combination, May 27, 2022, to September 30, 2022:

	Non-employee	Private
	Earnout Shares	warrants
As of date of Business Combination - May 27, 2022	$100	$21
Change in fair value	(35)	(2)
Transferred to level 2	—	(19)
Balance as of September 30, 2022	$65	$—

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

The fair values of the Company’s outstanding senior secured term loans are as follows:

		As of		As of
	Fair	September 30, 2022		December 31, 2021
	Value	Carrying	Fair	Carrying	Fair
(in $ millions)	Hierarchy	amount (1)	value	amount (1)	value
Senior secured initial term loans	Level 2	$235	$221	$236	$233
Senior secured tranche B-3 term loans	Level 3	$986	$1,015	$787	$800
(1)	Outstanding principal amount of the relevant class of senior secured term loans less unamortized debt discount and debt issuance costs with respect to such loans.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Advisory Services Agreement

Certares Management Corp. (“Certares”), an indirect equity owner of the Company, provides certain advisory services to the Company for which fees of $0 and $0.7 million were incurred for the three months ended September 30, 2022 and 2021, respectively, and fees of $1 million and $2 million were incurred for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $5.4 million and $4.4 million as amounts payable to Certares under this agreement. This agreement terminated upon the closing of the Business Combination.

Commercial Agreements

The Company has various commercial agreements with the affiliates of Amex Coop. In respect of such agreement, included in the operating costs are costs of approximately $7 million and $3 million for the three months ended September 30, 2022 and 2021, respectively and costs of $18 million and $7 million in charges from affiliates of Amex Coop for the nine months ended September 30, 2022 and 2021, respectively. Revenues also include revenue from affiliates of Amex Coop of approximately $6 million and $5 million for the three months ended September 30, 2022 and 2021, respectively, and revenue of $16 million and $14 million for the nine months ended September 30, 2022 and 2021, respectively. Amounts payable to affiliates of Amex Coop under these agreements as of September 30, 2022 and December 31, 2021, were $33 million and $16 million, respectively. Amounts receivable from affiliates of Amex Coop under these agreements was $11 million and $15 million as of September 30, 2022 and December 31, 2021, respectively. Effective upon, the closing of the Business Combination, the parties amended the terms of certain of these commercial arrangements.

Apart from above, there are certain tax indemnity and other agreements between the Company and affiliates of Amex Coop. Amounts payable to affiliates of Amex Coop in respect of such agreements was $2 million as of both September 30, 2022 and December 31, 2021. Amounts receivable from affiliates of Amex Coop in respect of such agreements were $0.2 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective upon closing of the Business Combination, the parties amended and restated the foregoing trademark license agreement to grant GBT Travel Services UK Limited (“GBT UK”), an indirect wholly owned subsidiary of GBTG, a long-term, 11-year license (unless earlier terminated or extended) pursuant to which GBT UK, all wholly owned operating subsidiaries of GBTG and other permitted sublicensees will license the American Express trademarks used in the American Express Global Business Travel brand, transition the American Express Meetings & Events brand to the American Express GBT Meetings & Events brand, and license the American Express trademarks used in the American Express GBT Meetings & Events brand for business travel, meetings and events, business consulting and other services related to business travel (“Business Travel Services”). This amended and restated trademark license agreement also provided GBTG the flexibility to operate non-Business Travel Services businesses under brands that do not use any trademarks owned by American Express, subject to certain permissibility and other requirements.

Exchange Agreement

See note 6 - Reverse Recapitalization for further discussion of the Exchange Agreement

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

The New Shareholders Agreement specifies the initial composition of the GBTG Board, effective immediately upon the closing and sets out the composition and appointment of the GBTG Board. The New Shareholders Agreement will also require (subject to certain specified conditions and exceptions including those described below) the approval of each Continuing JerseyCo Owner for GBTG or its subsidiaries to take certain actions, including: (i) the redemption, cancellation or repayment of any equity securities of GBTG or GBT JerseyCo, other than on a pro rata basis from all shareholders; (ii) dividends or distributions, other than on a pro rata basis; (iii) any share exchanges, splits, combinations and similar actions with respect to one or more, but not all, classes or series of GBTG or GBT JerseyCo shares; (iv) amendments to GBT JerseyCo’s organizational documents that relate specifically and solely to rights, priorities and privileges of the B ordinary shares or the C ordinary shares of GBT JerseyCo, as applicable; or (v) any agreement or commitment to do any of the foregoing. Further, the New Shareholders Agreement also provides for various provisions for shareholder rights, termination of such rights, cash distributions to satisfy tax liabilities of the GBT JerseyCo’s shareholders, etc. subject to certain terms and conditions as set out in the agreement.

Commercial and Operating Agreements with Expedia

An affiliate of GBTG and an affiliate of Expedia entered into a ten-year term marketing partner agreement to provide the GBTG’s business clients with access to Expedia group’s hotel content. As a result of this agreement, the Company recognized revenue of $30 million and $90 million for the three and nine months ended September 30, 2022. The Company had $17 million and $4 million receivable from the affiliate of Expedia as of September 30, 2022 and December 31, 2021, respectively.

GBT UK has entered into a Transition Services Agreement with Expedia, Inc. (the “Egencia TSA”), pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provide certain transition services to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to GBTG. For the three and nine months ended September 30, 2022, the total cost charged to the Company was approximately $8 million and $28 million that was included in the Company’s consolidated statements of operations and as of September 30, 2022 and December 31, 2021 the Company had a payable to Expedia Inc. of $6 million and $8 million, respectively. Further, as of September 30, 2022 and December 31, 2021, Egencia had a net receivable of $14 million and a payable of $16 million to Expedia, respectively, primarily on account of pre-acquisition transactions between Egencia and Expedia and on account of net cash settled on behalf of Expedia by Egencia during the nine months ended September 30, 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended September 30, 2022, the Company recognized a charge of $19 million in its statement of operations for a loss contingency as it became probable that the Company will pay the amount to Expedia for a contingent event that existed as of the Egencia acquisition date.

(22) Subsequent Events

Exchange of Warrants for Class A common stock

On October 12, 2022, GBTG completed its previously announced exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding public and private warrants.

Holders of the warrants that were tendered prior to the expiration of the Exchange Offer and Consent Solicitation received 0.275 shares of Class A common stock in exchange for each warrant tendered. GBTG issued 10,444,363 shares of Class A common stock in exchange for the warrants tendered in the Exchange Offer.

The Company also entered into the related amendment to the warrant agreement governing the warrants (the “Warrant Amendment”) and exercised its right under the Warrant Amendment to acquire and retire all remaining untendered warrants in exchange for shares of its Class A common stock at an exchange ratio of 0.2475 shares of Class A common stock for each warrant (the “Mandatory Exchange”). The Mandatory Exchange was settled on October 31, 2022, and GBTG issued an additional 364,147 shares of Class A common stock.

Subsequent to the completion of the Mandatory Exchange, there are no warrants outstanding and the Company had 67,753,543 shares of Class A common stock issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “suggests,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “should,” “could,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us and not guarantees of future performance, conditions or results. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the parties, that could cause actual results or outcomes to differ materially from those expressed or implied by the forward-looking statements. Important factors that may affect actual results or outcomes include, among others:

●	changes to projected financial information or our ability to achieve our anticipated growth rate and execute on market opportunities;
●	our ability to achieve cost savings plans;
●	our ability to maintain our existing relationships with customers and suppliers and to compete with existing and new competitors in existing and new markets and offerings;
●	various conflicts of interest that could arise among us, affiliates and investors;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	intense competition and competitive pressures from other companies in the industry in which we operate;
●	factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
●	the impact of the COVID-19 pandemic, Russia’s invasion of Ukraine, changes in base interest rates, inflation and significant market volatility on our business, the travel industry, travel trends and the global economy generally;
●	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
●	the effect of a prolonged or substantial decrease in global travel on the global travel industry;
●	political, social and macroeconomic conditions (including the widespread adoption of teleconference and virtual meeting technologies which could reduce the number of in person business meetings and demand for travel and our services);
●	the effect of legal, tax and regulatory changes; and
●	other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Registration Statement.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements, and the related notes, included elsewhere in this Form 10-Q. The discussion and analysis below presents our historical results as of and for the periods ended on, the dates indicated. The historical financials below, for the period prior to the Business Combination, are those of GBT JerseyCo Limited and its subsidiaries that became predecessors of GBTG upon the consummation of the Business Combination and, depending on the context, “we,” “us,” or “our,” could mean GBT JerseyCo and its subsidiaries or GBTG and its subsidiaries.

Overview

We are the world’s leading platform serving travel for business purposes that is purchased and fulfilled through a company-sponsored and managed channel (“B2B travel”) providing a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver unrivalled choice, value and experience to our customers.

We are at the center of the global B2B travel ecosystem, managing the end-to-end logistics of business travel and providing an important link between organizations, their employees, travel suppliers and other industry participants. We service our clients in the following ways:

●	Our travel management solutions (delivered through the portfolio of our brands, including American Express Global Business Travel, Ovation, Lawyers Travel and Egencia) provide our clients with extensive access to flights, hotel rooms, car rentals and other travel services, including exclusive negotiated content, supported by a full suite of services that allows them to design and operate an efficient travel program and solve complex travel requirements.
●	GBT Partner Solutions extends our platform to third-party travel management companies and independent advisors (“Network Partners”), offering them access to our differentiated content and technology. Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
●	GBT Supply MarketPlace provides travel suppliers with efficient access to business travel clients serviced by our brands and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing, the complex needs of our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients.

In June 2014, American Express Company (“American Express”) established a joint venture (“JV”) comprising the legacy GBT JerseyCo operations with a predecessor of Juweel Investors (SPC) Limited (“Juweel”) and a group of institutional investors led by an affiliate of Certares. Since the formation of the JV in 2014, we have evolved from a leading travel management company into a complete B2B travel platform, becoming one of the leading marketplaces in travel for business clients and travel suppliers. Before June 2014, our operations were owned by American Express and primarily consisted of providing business travel solutions for business clients.

On December 2, 2021, we entered into a Business Combination Agreement with Apollo Strategic Growth Capital (“APSG”), a special purpose acquisition company, listed on the New York Stock Exchange. The Business Combination closed on May 27, 2022 and GBT JerseyCo became a direct subsidiary of APSG. Further, APSG was renamed as “Global Business Travel Group, Inc.” GBTG is a Delaware corporation and tax resident in the U.S. GBTG conducts its business through GBT JerseyCo in an Up-C structure. GBT JerseyCo is tax resident in the U.K.

Prior to the closing date of the Business Combination, we operated our business travel, business consulting and meetings and events businesses under the brands American Express Global Business Travel and American Express Meetings & Events pursuant to an exclusive and worldwide license from American Express. Effective as of the closing date of the Business Combination, we executed long-term commercial agreements with American Express, including the amended and restated trademark license agreement, pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, continue to license the American Express trademarks used in American Express Meetings & Events (solely during a 12-month transition period) brand, and license the American Express trademarks used in the American Express GBT Meetings & Events brand for business travel, meetings and events, business consulting and other services related to business travel, in each case on an exclusive and worldwide basis. The term of the amended and restated trademark license agreement is for 11 years from the closing date of the Business Combination, unless earlier terminated or extended. The American Express brand, consistently ranked as one of the most valuable brands in the world, brings with it a reputation for service excellence. We believe our partnership with American Express has been an important component of our value proposition. Under our commercial agreements with American Express, we exclusively provide business travel and meetings and events services to American Express personnel, subject to limited exceptions, engage in mutual global lead generation activities with American Express for our respective services and continue to exclusively promote American Express payment products to our clients and to make those products available for use by our own personnel in connection with our business.

As of September 30, 2022, we had over 18,000 employees worldwide.

Key Factors Affecting Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Industry Trends

The travel industry can generally be divided into two sectors: (i) the leisure travel sector, which serves individuals who make reservations for vacation and personal travel, and (ii) the business travel sector, which serves organizations that require travel by employees and other travelers for business needs and meetings. We focus primarily on the business travel sector, which is approximately twice as valuable as the leisure travel sector because business travel customers purchase more premium seats, more flexible tickets, more long-haul international trips and more last-minute bookings.

Impact of the COVID-19 Pandemic

Since March 2020, the outbreak of the novel strain of the coronavirus, COVID-19 (“COVID-19”), severely restricted the level of economic activity around the world and had an unprecedented effect on the global travel industry. Government measures implemented to contain the spread of COVID-19, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo time outside of their homes, limited business travel significantly below 2019 levels.

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

However, with the spread of COVID-19 now being contained to varying degrees in certain countries during different times, travel restrictions have been lifted and clients have become more comfortable traveling, particularly to domestic locations. This has led to a moderation of the more severe declines in business travel bookings experienced at certain points since the pandemic began. Starting in the second half of 2021 and continuing into the first half of 2022, global travel activity has shown a recovery trend, but, as of September 30, 2022, it remained below 2019 largely due to COVID-19 variants and subvariants. During the three months ended September 30, 2022, we continue to see momentum in business travel recovery with an increase in our Total Transaction Value (as defined below) and Transaction Growth (as defined below) compared to the three months ended September 30, 2021.

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

Further, on November 1, 2021, we completed our acquisition of Egencia, a business-to-business digital travel management company serving business clients, from an affiliate of Expedia, Inc., EG Corporate Travel Holdings LLC (“Expedia”).

Our consolidated financial statements for the nine months ended September 30, 2022 include the results of the acquisitions discussed above from the respective closing date of each acquisition.

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

	Three months ended		Change favorable /		Nine months ended		Change favorable /
	September 30,		(unfavorable)		September 30,		(unfavorable)
(in $ millions, except percentages)	2022	2021	$	%	2022	2021	$	%
Key Operating Metrics
TTV	$6,585	$1,778	$4,807	270%	$17,054	$3,649	$13,405	367%
Transaction Growth (Decline)	207%	137%	n/m	n/m	291%	(33)%	n/m	n/m
Key Financial Metrics
Revenue	488	197	291	147%	1,324	476	848	178%
Total operating expense	533	321	(212)	(66)%	1,484	843	(641)	(76)%
Net loss	(73)	(106)	33	30%	(166)	(275)	109	39%
Net cash used in operating activities	(81)	(107)	26	24%	(390)	(343)	(47)	(14)%
EBITDA	(12)	(90)	78	87%	(2)	(260)	258	99%
Adjusted EBITDA	41	(75)	116	154%	60	(239)	299	125%
Adjusted Operating Expenses	446	272	(174)	(64)%	1,261	713	(548)	(77)%
Free Cash Flow	(112)	(117)	5	4%	(463)	(371)	(92)	(25)%

	As of	As of
	September 30,	December 31,
	2022	2021
Net Debt	$909	$507

n/m – percentage calculated not meaningful

Key Operating Metrics

We consider Total Transaction Value (“TTV”) (as defined below), followed by Transaction Growth (Decline) (as defined below), to be two significant non-financial metrics that are broadly used in the travel industry to help understand revenue and expense trends. These metrics are used by our management to (1) manage the financial planning and performance of our business, (2) evaluate the effectiveness of our business strategies, (3) make budgeting decisions, and (4) compare our performance to the performance of our peer companies. We also believe that TTV, followed by Transaction Growth (Decline), may assist potential investors and financial analysts in understanding the drivers of growth in our revenues and changes in our operating expenses across reporting periods.

TTV

TTV refers to the sum of the total price paid by travelers for air, hotel, rail, car rental and cruise bookings, including taxes and other charges applied by suppliers at point of sale, less cancellations and refunds.

For the three months ended September 30, 2022, TTV increased by $4,807 million, or 270%, to $6,585 million compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, TTV increased by $13,405 million, or 367%, compared to the nine months ended September 30, 2021. The increase in TTV was primarily due to (i) full quarterly inclusion of Egencia’s TTV, which contributed 94% and 121% of TTV for the three and nine months ended September 30, 2022, respectively, and (ii) continued recovery of our business from a period of significant COVID-19 pandemic travel restrictions, which were introduced by governments in response to the COVID-19 pandemic. The increase in TTV, in part, reflects increasing numbers of companies returning to business travel and reductions in international travel restrictions.

Transaction Growth (Decline)

Transaction Growth (Decline) represents year-over-year growth or decline as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a gross basis to include cancellations, refunds and exchanges. To calculate year-over-year growth or decline, we compare the total number of transactions in the comparative previous period/ year to the total number of transactions in the current period in percentage terms.

For the three months ended September 30, 2022, Transaction Growth was 207% compared to three months ended September 30, 2021. For the nine months ended September 30, 2022, Transaction Growth was 291% compared to the nine months ended September 30, 2021. Transaction Growth during these periods was primarily due to (i) full quarterly inclusion of Egencia’s transaction volume, which contributed 105% and 133% of Transaction Growth for the three and nine months ended September 30, 2022, respectively, and (ii) the increase in number of transactions due to continued easing of travel restrictions that were introduced by governments in response to the COVID-19 pandemic.

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

Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2022	2021	2022	2021
Net loss	$(73)	$(106)	$(166)	$(275)
Interest expense	26	13	69	37
Benefit from income taxes	(10)	(31)	(39)	(126)
Depreciation and amortization	45	34	134	104
EBITDA	(12)	(90)	(2)	(260)
Restructuring (a)	(2)	4	(5)	(5)
Integration costs (b)	8	4	25	9
Mergers and acquisitions (c)	19	2	21	13
Equity-based compensation (d)	15	—	23	1
Fair value movements on earnouts and warrants derivative liabilities (e)	6	—	(30)	—
Other adjustments, net (f)	7	5	28	3
Adjusted EBITDA	$41	$(75)	$60	$(239)
Net loss Margin	(15)%	(54)%	(13)%	(58)%
Adjusted EBITDA Margin	8%	(38)%	5%	(50)%

Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2022	2021	2022	2021
Total operating expenses	$533	$321	$1,484	$843
Adjustments:
Depreciation and amortization	(45)	(34)	(134)	(104)
Restructuring (a)	2	(4)	5	5
Integration costs (b)	(8)	(4)	(25)	(9)
Mergers and acquisitions (c)	(19)	(2)	(21)	(13)
Equity-based compensation (d)	(15)	—	(23)	(1)
Other adjustments, net (f)	(2)	(5)	(25)	(8)
Adjusted Operating Expenses	$446	$272	$1,261	$713
(a)	Represents severance and related expenses due to restructuring activities.
(b)	Represents expenses related to the integration of businesses acquired.
(c)	Represents expenses related to business acquisitions, including potential business acquisitions, and includes pre-acquisition due diligence and related activities costs. The three and nine months ended September 30, 2022 includes a charge of $19 million for a loss contingency in relation to a contingent event that existed as of the Egencia acquisition date.
(d)	Represents non-cash equity-based compensation expense related to the GBTG/GBT JerseyCo equity compensation plans.
(e)	Represents fair value movements on earnouts and warrants derivative liabilities during the periods.
(f)	Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $(3) million and $3 million for the three months ended September 30, 2022 and 2021, respectively, $17 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively, (ii) litigation and professional services costs of $5 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $8 million and $3 million for the nine months ended September 30, 2022 and 2021, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange losses (gains) of $7 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $9 million and $1 million for the nine months ended September 30, 2022 and 2021, respectively, (ii) non-service component of our net periodic pension benefit related to our defined benefit pension plans of $2 million for each of the three months ended September 30, 2022 and 2021 and $6 million for each of the nine months ended September 30, 2022 and 2021.

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

Travel Revenues: Travel Revenues include all revenue relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds. The major components of our Travel Revenues are:

●	Client Fees: We typically charge clients transaction fees for arranging travel.
●	Supplier Fees: Travel suppliers pay us for distributing and promoting their content. The mechanism varies by supplier, but the amount is usually a volume-linked fee. This includes fees from the three major providers of global distribution systems.

Product and Professional Services Revenues: We receive revenue from clients, travel suppliers and Network Partners for using our platform, products and value-added services.

●	Management Fees: Many clients request a contractually fixed, dedicated staffing pool to serve their travelers for part or all of their business travel. In these cases, we use a cost-recovery-plus-margin pricing structure. Client management resources and overhead allocations are also included in this management fee.
●	Products Revenues: We provide a broad range of business travel management tools used by clients to manage their travel programs. Revenue for these solutions usually takes the form of recurring subscriptions or management fees.
●	Consulting and Meetings and Events Revenues: Consulting revenues (including outsourcing to us of part, or all, of a client’s travel program management) are usually a fixed fee for delivery of a certain engagement (such as company travel policy design). Meetings and events revenue is based on fees for booking, planning and managing meetings and events.
●	Other Revenues: Other revenues typically include certain marketing and advertising fees from travel suppliers, as well as direct revenues from our Network Partners (excluding certain supplier fees that are indirectly driven by Network Partners’ contribution to aggregate volumes).

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

General and Administrative

General and administrative expenses consists of (i) salaries and benefits of our employees in finance, legal, human resources and administrative support, including expenses associated with the executive non-cash equity plan and long-term incentive plans, (ii) integration expenses related to acquisitions, costs related to mergers and acquisitions primarily related to due diligence, legal and related professional services fees and (iii) fees and costs related to accounting, tax and other professional services fees, legal and related costs, and other miscellaneous expenses. We have incurred, and expect to continue to incur, additional expenses as we grow our operations as a newly public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. We also expect that general and administrative expenses will continue to increase in absolute dollars as we expand our operations.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following is a discussion of our results of the consolidated statements of operations for the three months ended September 30, 2022 and 2021:

	Three months ended		Change
	September 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$	%
Revenue	$488	$197	$291	147%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	217	127	(90)	(72)%
Sales and marketing	81	51	(30)	(59)%
Technology and content	98	63	(35)	(55)%
General and administrative	94	42	(52)	(122)%
Restructuring	(2)	4	6	165%
Depreciation and amortization	45	34	(11)	(32)%
Total operating expenses	533	321	(212)	(66)%
Operating loss	(45)	(124)	79	64%
Interest expense	(26)	(13)	(13)	(94)%
Fair value movements on earnouts and warrants derivative liabilities	(6)	—	(6)	n/m
Other income, net	(5)	—	(5)	n/m
Loss before income taxes and share of losses from equity method investments	(82)	(137)	55	40%
Benefit from income taxes	10	31	(21)	(71)%
Share of losses from equity method investments	(1)	—	(1)	n/m
Net loss	$(73)	$(106)	$33	30%

n/m — percentage calculated not meaningful

Revenues

	Three months ended		Change
	September 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$	%
Travel revenue	$387	$120	$267	224%
Products and professional services revenue	101	77	24	29%
Total revenue	$488	$197	$291	147%

For the three months ended September 30, 2022, our total revenue increased by $291 million, or 147%, due to incremental revenue resulting from Egencia consolidation and recovery in both Travel Revenue and Products & Professional Services revenue.

Travel Revenue increased by $267 million, or 224%, due to (i) incremental revenue of $95 million resulting from Egencia consolidation and (ii) $172 million resulting from Transaction Growth driven by the recovery in travel from the COVID-19 pandemic.

Product and Professional Services Revenue increased $24 million, or 29%, primarily due to (i) $18 million of increased management fees and meetings and events revenue as increasingly relaxed COVID-19 restrictions drove increased business meetings, (ii) $8 million in other revenue across other products, services and consulting as business volumes returned, and (iii) $3 million resulting from Egencia consolidation.

Cost of Revenue

	Three months ended		Change
	September 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$ %
Cost of revenue (excluding depreciation and amortization)	$217	$127	$(90)	(72)%

For the three months ended September 30, 2022, cost of revenue increased by $90 million, or 72%, due to additional cost of revenue resulting from Egencia consolidation and increase in both salaries and benefits expenses and other cost of revenue.

Salaries and benefits expenses related to cost of revenue increased by $52 million, or 51%, primarily due to (i) increase in the number of travel care employees employed to meet the increased travel demand as the recovery in business travel from the COVID-19 pandemic continues resulting in additional $25 million of salaries and benefits, (ii) $19 million incremental salaries and benefits resulting from Egencia consolidation and (iii) a decrease in funds of $7 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses.

Other cost of revenue increased by $38 million, or 178%, due to (i) inclusion of $18 million of other cost of revenue resulting from Egencia consolidation and (ii) $20 million of other revenue primarily relating to data processing and merchant and professional fees to meet the increase in transaction volume driven by the recovery from the COVID-19 pandemic.

Sales and Marketing

	Three months ended		Change
	September 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$ %
Sales and marketing	$81	$51	$(30)	(59)%

For the three months ended September 30, 2022, sales and marketing expenses increased by $30 million, or 59%, due to additional sales and marketing cost resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other sales and marketing costs.

Salaries and benefits expenses related to sales and marketing increased by $21 million, or 49%, primarily due to (i) $15 million of incremental salaries and benefits resulting from Egencia consolidation, (ii) $5 million increase primarily due to the restoration of full salaries and benefits during the three months ended September 30, 2022 compared to reduced salaries and benefits resulting from mandatory salary reductions that were in place during the three months ended September 30, 2021, and (iii) a decrease in funds of $2 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic.

Other sales and marketing expenses increased by $9 million, or 119%, due to (i) $5 million of Egencia consolidation and (ii) $4 million in other sales and marketing spend primarily driven by marketing and professional services costs as business volumes return.

Technology and Content

	Three months ended		Change
	September 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$ %
Technology and content	$98	$63	$(35)	(55)%

For the three months ended September 30, 2022, technology and content costs increased by $35 million, or 55%, due to additional technology and content costs resulting from Egencia consolidation and increases in both, salaries and benefits expenses and other technology and content costs.

Salaries and benefits expenses related to technology and content increased by $11 million, or 37%, primarily due to (i) $8 million of incremental salaries and benefits resulting from Egencia consolidation, (ii) $3 million increase due to the restoration of full salaries and benefits during the three months ended September 30, 2022 compared to reduced salaries and benefits resulting from the mandatory salary reductions that were in place during the three months ended September 30, 2021 and (iii) a decrease in funds of $1 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic.

Other technology and content costs increased by $24 million, or 73%, due to (i) $15 million increase resulting from Egencia consolidation and (ii) $9 million other technology costs primarily driven by platform usage costs as a result of volume increases, cloud implementation and vendor price increases.

General and Administrative

	Three months ended		Change
	September 30,		favorable/ (unfavorable)
(in $ millions)	2022	2021	$ %
General and administrative	$94	$42	$(52)	(122)%

For the three months ended September 30, 2022, general and administrative expenses increased by $52 million, or 122%, due to additional general and administrative costs resulting from Egencia consolidation and increases in both salaries and benefits expenses and other general and administrative costs.

Salaries and benefits expenses related to general and administrative increased by $24 million, or 112%, due to (i) incremental salaries and benefits of $9 million resulting from Egencia consolidation and (ii) $15 million increase in the non-cash equity plan.

Other general and administrative expenses increased by $28 million, or 134%, primarily due to (i) $13 million resulting from Egencia consolidation and (ii) $19 million charge relating to a loss contingency in relation to a contingent event that existed as of the Egencia acquisition date, offset primarily by (iii) lower integration costs relating to mergers and acquisitions incurred in 2021.

Depreciation and Amortization

For the three months ended September 30, 2022, depreciation and amortization increased by $11 million, or 32%, primarily due to additional depreciation and amortization resulting from the Egencia acquisition, including due to higher fair value of property and equipment and additional other intangible assets, recognized from purchase price allocation upon the Egencia acquisition.

Interest Expense

For the three months ended September 30, 2022, interest expense increased by $13 million, or 94%, primarily due to higher amount of outstanding term loan debt and higher interest rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Fair Value Movements on Earnouts and Warrants Derivative Liabilities

During the three months ended September 30, 2022, the fair value movement of our derivative liabilities related to our non-employee Earnout Shares and warrants (see note 14 - Warrants and note 15 - Earnout Shares to our interim consolidated financial statements included in this Quarterly Report) resulted in a charge of $6 million to our consolidated statement of operations.

Other Income, net

For the three months ended September 30, 2022, other income, net, decreased by $5 million due to unfavorable changes in foreign exchange rates.

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

For the three months ended September 30, 2022, the income tax benefit of $10 million was primarily in relation to the pre-tax loss arising in GBT JerseyCo. In addition, there were non-taxable fair value movements on Earnout Shares and warrants, and the non-taxable loss contingency accrual in the period which increased the effective tax rate. Further, our effective income tax rate for the three months ended September 30, 2021 was 23%, which was higher than the U.S. rate of 21% primarily due to country rate differentials.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table summarizes our consolidated statements of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended		Change
	September 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$	%
Revenue	$1,324	$476	$848	178%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	589	304	(285)	(94)%
Sales and marketing	235	139	(96)	(69)%
Technology and content	283	179	(104)	(58)%
General and administrative	248	122	(126)	(103)%
Restructuring	(5)	(5)	—	8%
Depreciation and amortization	134	104	(30)	(29)%
Total operating expenses	1,484	843	(641)	(76)%
Operating loss	(160)	(367)	207	56%
Interest expense	(69)	(37)	(32)	(85)%
Fair value movements on earnouts and warrants derivative liabilities	30	—	30	n/m
Other income, net	(3)	5	(8)	(162)%
Loss before income taxes and share of losses from equity method investments	(202)	(399)	197	49%
Benefit from income taxes	39	126	(87)	(69)%
Share of losses from equity method investments	(3)	(2)	(1)	(13)%
Net loss	$(166)	$(275)	$109	39%

Revenues

	Nine months ended		Change
	September 30,		favorable/(unfavorable)
(in $ millions)	2022	2021	$	%
Travel revenue	$1,032	$261	$771	296%
Products and professional services revenue	292	215	77	35%
Total revenue	$1,324	$476	$848	178%

For the nine months ended September 30, 2022, our total revenue increased by $848 million, or 178%, due to incremental revenue resulting from Egencia consolidation and recovery in both Travel Revenue and Products & Professional Services revenue.

Travel Revenue increased by $771 million, or 296%, due to (i) incremental revenue of $263 million resulting from Egencia consolidation and (ii) $508 million resulting from Transaction Growth driven by the recovery in travel from the COVID-19 pandemic.

Product and Professional Services Revenue increased $77 million, or 35%, due to (i) $50 million of increased management fees and meetings and events revenue as increasingly relaxed COVID-19 restrictions drove increased business meetings, (ii) $8 million resulting from Egencia consolidation, and (iii) increases of $19 million in other revenues largely due to other products, services and consulting as business volumes returned.

Cost of Revenue

	Nine months ended		Change
	September 30,		favorable / (unfavorable)
(in $ millions)	2022	2021	$ %
Cost of revenue (excluding depreciation and amortization)	$589	$304	$(285)	(94)%

For the nine months ended September 30, 2022, cost of revenue increased by $285 million, or 94%, due to additional cost of revenue resulting from Egencia consolidation and increase in both salaries and benefits expenses and other cost of revenue.

Salaries and benefits expenses related to cost of revenue increased by $195 million, or 77%, due to (i) increase in the number of travel care employees employed to meet the increased travel demand as the recovery in business travel from the COVID-19 pandemic continues resulting in additional $109 million of salaries and benefits, (ii) $57 million incremental salaries and benefits resulting from Egencia consolidation, and (iii) a decrease in funds of $29 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expense.

Other cost of revenue increased by $90 million, or 176%, due to (i) inclusion of $49 million of other cost of revenue resulting from Egencia consolidation and (ii) $41 million of other revenue primarily relating to data processing and merchant and professional fees to meet the increase in transaction volume driven by the recovery from the COVID-19 pandemic.

Sales and Marketing

	Nine months ended		Change
	September 30,		favorable / (unfavorable)
(in $ millions)	2022	2021	$ %
Sales and marketing	$235	$139	$(96)	(69)%

For the nine months ended September 30, 2022, sales and marketing expenses increased by $96 million, or 69%, due to additional sales and marketing cost resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other sales and marketing costs.

Salaries and benefits expenses related to sales and marketing increased by $75 million, or 63%, due to (i) $48 million of incremental salaries and benefits resulting from Egencia consolidation and (ii) $24 million increase primarily due to the restoration of full salaries and benefits during the nine months ended September 30, 2022, compared to reduced salaries and benefits resulting from mandatory salary reductions that were in place during the nine months ended September 30, 2021 and (iii) a decrease in funds of $3 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits.

Other sales and marketing expenses increased by $21 million, or 98% due to (i) $13 million increase resulting from Egencia consolidation and (ii) $8 million increase in other sales and marketing spend primarily driven by marketing, travel and expenses and consulting as business volumes return.

Technology and Content

	Nine months ended		Change
	September 30,		favorable / (unfavorable)
(in $ millions)	2022	2021	$ %
Technology and content	$283	$179	$(104)	(58)%

For the nine months ended September 30, 2022, technology and content increased by $104 million, or 58%, due to additional technology and content costs resulting from Egencia consolidation and increases in both, salaries and benefits expenses and other technology and content costs.

Salaries and benefits expenses related to technology and content increased by $48 million, or 55%, due to (i) $33 million of incremental salaries and benefits resulting from Egencia consolidation, (ii) $13 million increase due to the restoration of full salaries and benefits during the nine months ended September 30, 2022 compared to reduced salaries and benefits resulting from the mandatory salary reductions that were in place during the nine months ended September 30, 2021, and (iii) a decrease in funds of $2 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits.

Other technology and content costs increased by $56 million, or 61%, due to (i) $32 million increase resulting from Egencia consolidation and (ii) $24 million increase in other technology costs primarily driven by platform usage costs as a result of volume increases, cloud implementation and vendor price increases.

General and Administrative

	Nine months ended		Change
	September 30,		favorable / (unfavorable)
(in $ millions)	2022	2021	$ %
General and administrative	$248	$122	$(126)	(103)%

For the nine months ended September 30, 2022, general and administrative expenses increased by $126 million, or 103%, due to additional general and administrative costs resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other general and administrative costs.

Salaries and benefits expenses related to general and administrative increased by $67 million, or 103%, primarily due (i) to incremental salaries and benefits of $34 million resulting from Egencia consolidation, (ii) $27 million related to management incentive plans largely due to increase in the non-cash equity plan and (iii) a decrease in funds of $3 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits.

Other general and administrative expenses increased by $59 million, or 102%, primarily due to (i) $42 million Egencia consolidation and (ii) $19 million charge relating to a loss contingency for a contingent event that existed as of the Egencia acquisition date.

Depreciation and Amortization

For the nine months ended September 30, 2022, depreciation and amortization increased by $30 million, or 29%, primarily due to additional depreciation and amortization resulting from the Egencia acquisition, including due to higher fair value of property and equipment and additional other intangible assets, recognized from purchase price allocation upon the Egencia acquisition.

Interest Expense

For the nine months ended September 30, 2022, interest expense increased by $32 million, or 85%. The increase was primarily due to a higher amount of outstanding term loan debt and higher interest rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Fair Value Movements on Earnouts and Warrants Derivative Liabilities

During the nine months ended September 30, 2022, the fair value of our derivative liabilities related to our non-employee Earnout Shares and warrants decreased by $30 million resulting in a credit to our consolidated statement of operations.

Other Income, net

For the nine months ended September 30, 2022, other income, net, decreased by $8 million, or 162%, primarily due to unfavorable changes in foreign exchange rates.

Benefit from Income Taxes

As mentioned earlier, we operate our business through an Up-C structure.

For the nine months ended September 30, 2022, our income tax benefit was $39 million, at an effective tax rate of 19% compared to a statutory tax rate of 21%, primarily due to non-taxability of fair value movements of Earnout Shares and warrants, non- taxable loss contingency recognized during the period and country rate differentials, offset by changes in valuation allowances. Further, our effective income tax rate for the nine months ended September 30, 2021 was 32%, primarily due to the change in the U.K.’s enacted tax rates which becomes effective from April 2023. As a result of the change in the enacted rate, the deferred tax assets and liabilities were remeasured in the second quarter of 2021, which resulted in recognition of additional deferred tax benefit of $35 million.

Liquidity and Capital Resources

Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities under the senior secured credit agreement as well as cash and cash equivalent balances on hand. As of September 30, 2022 and December 31, 2021, our cash and cash equivalent balances were $312 million and $516 million, respectively. During the nine months ended September 30, 2022 and 2021, our Free Cash Flow was $(463) million and $(371) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). The $50 million senior secured revolving credit facility remained undrawn at September 30, 2022.

On May 27, 2022, we completed our Business Combination. After giving effect to payments of certain transaction expenses and redemption of GBT JerseyCo preferred shares of $168 million (including accrued dividends until the closing date), we received net proceeds of $128 million upon closing. Further, during the second quarter of 2022, we borrowed a principal amount of $200 million of senior secured tranche B-3 term loans under the Tranche B-3 Delayed Draw Term Loan Facility.

We believe our liquidity is important given the limited ability to predict our future financial performance due to the uncertainty associated with the COVID-19 pandemic. Since March 2020, we have taken several measures to preserve our liquidity, including initiating a business response plan to the COVID-19 pandemic (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entering into several financial transactions, including debt financing / refinancing transactions and the consummation of the Business Combination. We further continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.

Based on our current operating plan, existing cash and cash equivalents, resurgence of business travel indicated by recent volume trends, our mitigation measures taken or planned to strengthen our liquidity and financial position, along with our available funding capacity and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Furthermore, we cannot assure you that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the senior secured credit agreement in the future. In addition, utilization of the senior secured revolving credit facility may be effectively limited as of the end of any fiscal quarter if we are unable to comply with the leverage-based financial covenant for such facility contained in the senior secured credit agreement when required.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended		Change
	September 30,		favorable / (unfavorable)
(in $ millions)	2022	2021	$
Net cash used in operating activities	$(390)	$(343)	$(47)
Net cash used in investing activities	(73)	(81)	8
Net cash from financing activities	293	280	13
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(4)	(26)
Net decrease in cash, cash equivalents and restricted cash	$(200)	$(148)	$(52)

Cash Flows for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

As of September 30, 2022, we had $325 million of cash, cash equivalents and restricted cash, a decrease of $200 million compared to December 31, 2021. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $390 million compared to $343 million for the nine months ended September 30, 2021. The increase in cash used in operating activities of $47 million was primarily due to $305 million increased cash usage for working capital as business recovery from the COVID-19 pandemic continued, partially offset by a decrease of $237 million in operating loss (before considering non-cash depreciation and amortization movement within operating loss) and $23 million of proceeds from termination of the February 2022 interest rate swap contract.

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities of $73 million was related to purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2021 of $81 million consisted of cash consideration of $53 million paid for the acquisition of the Ovation travel business and $28 million used for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash from financing activities of $293 million was primarily due to: (i) $269 million of proceeds from the Business Combination and (ii) $200 million of proceeds received from delayed draw term loans borrowed under the senior secured tranche B-3 term loan facilities, partially offset by (iii) $168 million redemption of preferred share capital, including dividends accrued thereon, and (iv) $4 million repayment of principal amount of senior secured term loans and finance leases. During the nine months ended September 30, 2021, net cash from financing activities of $280 million primarily consisted of: (i) $150 million of gross cash proceeds received from term loans borrowed pursuant to the senior secured prior tranche B-2 term loan facility, (ii) $150 million of proceeds received from the issuance of preferred shares, partially, offset by: (iii) $8 million cash outflows for repayment of principal amount of senior secured term loans and finance leases, and (iv) $7 million payment of lender fees and issuance costs for senior secured term loans facilities.

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

Set forth below is a reconciliation of net cash used in operating activities to Free Cash Flow.

	Nine months ended		Change
	September 30,		favorable /
(in $ millions)	2022	2021	(unfavorable)
Net cash used in operating activities	$(390)	$(343)	$(47)
Less: Purchase of property and equipment	(73)	(28)	(45)
Free Cash Flow	$(463)	$(371)	$(92)

For the nine months ended September 30, 2022, Free Cash Flow was $(463) million compared to Free Cash Flow of $(371) million for the nine months ended September 30, 2021. The additional usage of $92 million was due to $47 million increase in net cash used in operating activities as discussed above and an increase of $45 million of cash outflows related to purchases of property and equipment.

Net Debt

The following table summarizes our Net Debt position as of September 30, 2022 and December 31, 2021:

	As of
(in $ millions)	September 30, 2022	December 31, 2021
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$240	$242
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	800
Principal amount of senior secured revolving credit facility (Maturity – August 2023) (3)	—	—
	1,240	1,042
Less: Unamortized debt discount and debt issuance costs	(19)	(19)
Total debt, net of unamortized debt discount and debt issuance costs	1,221	1,023
Less: Cash and cash equivalents	(312)	(516)
Net Debt	$909	$507
(1)	Stated interest rate of LIBOR + 2.50% as of September 30, 2022 and December 31, 2021.
(2)	Stated interest rate of LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of September 30, 2022 and December 31, 2021.
(3)	Stated interest rate of LIBOR + 2.25% as of September 30, 2022 and December 31, 2021.

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

Total debt, net of unamortized debt discount and debt issuance costs, was $1,221 million as of September 30, 2022 and $1,023 million as of December 31, 2021. As of September 30, 2022, Net Debt was $909 million compared to Net Debt of $507 million as of December 31, 2021. The increase in Net Debt of $402 million was primarily driven by $200 million of additional principal amount of senior secured tranche B-3 term loans borrowed during the nine months ended September 30, 2022 and a $204 million decrease in cash and cash equivalent balance as of September 30, 2022 compared to December 31, 2021.

As of September 30, 2022, we were in compliance with all applicable covenants under the senior secured credit agreement.

Contractual Obligations and Commitments

There has been no material change to our contractual obligations and commitments as compared to those disclosed in our Registration Statement.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included in this Form 10-Q are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if: (i) it requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and (ii) changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Further, upon closing of the Business Combination, we accounted for the Earnout Shares and private warrants at fair value using Monte Carlo option pricing model and Black Scholes model, respectively. However, following our offer to exchange warrants for Class A common stock, we determined the fair value of our private warrants using the price of the public warrants. These valuations require significant use of judgements and assumptions, including related to volatility, risk free interest rate, and expected terms. We are required to estimate these assumptions and utilize third party specialists for their valuation. Changes in such assumptions and estimates can have a significant impact on our consolidated statement of operations. See note 14 – Warrants, note 15 – Earnout Shares, note 20 – Fair Value Measurements, and note 22 – Subsequent Events of our consolidated financial statements included in this Form 10-Q for further information.

For additional information about our other critical accounting policies and estimates, see our Registration Statement.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, adopted and not yet adopted by us, see note 2 to our consolidated financial statements included in this Form 10-Q.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups (JOBS) Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

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

We will lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements upon the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing date of the Business Combination, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to equal or exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three (3)-year period. Because our total revenue for the nine months ended September 30, 2022 exceeded $1.235 billion, we will lose emerging growth company status under the JOBS Act as of December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. We have interest rate risk primarily related to borrowings under the senior secured credit agreement, which bears interest at a variable rate tied to LIBOR or the applicable base rate plus a margin (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable), and, during certain periods, the margin applicable to certain term loan facilities thereunder will be based on a pricing grid that varies with the total leverage ratio (calculated in a manner set forth in the senior secured credit agreement). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of September 30, 2022, $1,221 million of senior secured term loans were outstanding under the senior secured credit agreement, net of unamortized debt discount and unamortized debt issuance costs, and no borrowings or letters of credit were outstanding under the senior secured revolving credit facility as of such date.

Based on the outstanding debt under the senior secured credit agreement as of September 30, 2022, and assuming that our mix of debt instruments and other variables remain unchanged, and excluding any impact of expected receipts or payments of cash flows resulting from any interest rate swap contract, a hypothetical 100 basis points increase or decrease in LIBOR would have increased or decreased our interest expense by $12 million on an annualized basis. In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against any future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this February 2022 interest rate swap contract and realized $23 million of cash simultaneously entering into a similar swap contract, with substantially the same terms and conditions, except the fixed interest rate component was changed. The interest rate swap is considered as an accounting hedge under ASC 815. As of September 30, 2022, we had recognized $8 million of derivative asset in our consolidated financial statements.

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

Inflation Risk

We are exposed to market risk due to inflationary pressures, including higher labor-related costs and vendor prices generally. In 2022 we have started to see inflationary pressures on our labor-related cost base. We believe we can partially offset this impact through pricing actions and cost optimization initiatives. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs and this could adversely affect our earnings.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

10.1

Form of Dealer Manager Agreement, dated as of September 9, 2022 (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-267339), filed with the SEC on September 9, 2022).

10.2

Tender and Support Agreement, dated as of September 9, 2022, by and between the Company and Supporting Stockholders (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-267339), filed with the SEC on September 9, 2022).

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

Global Business Travel Group, Inc

Date: November 10, 2022	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Martine Gerow
Martine Gerow
Chief Financial Officer (Principal Financial Officer)