Form 10-K
period 2022-12-31
Global Business Travel Group, Inc.
filed 2023-03-21
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39576

Global Business Travel Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0598290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

666 3rd Avenue, 4th Floor New York, NY (Address of Principal Executive Offices)	10017 (Zip Code)

(480) 909-1740

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	GBTG	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐    No☒

The aggregate market value of the Registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $218.3 million.

As of March 20, 2023, there were 69,498,992 shares of Class A common stock, par value $0.0001 per share, and 394,448,481 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

GLOBAL BUSINESS TRAVEL GROUP, INC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

EXPLANATORY NOTE

On May 27, 2022 (the “Closing Date”), Global Business Travel Group, Inc. (“GBTG”) consummated its previously announced business combination pursuant to the Business Combination Agreement (as defined below). Upon the completion of the Business Combination (as defined below) on the Closing Date, GBT JerseyCo Limited, a company limited by shares incorporated under the laws of Jersey (“GBT JerseyCo”) became a direct subsidiary of GBTG, with GBTG conducting its business through an umbrella partnership-C corporation structure (“Up-C structure”).

GLOSSARY OF DEFINED TERMS

●	“Adjusted EBITDA” refers to net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes, depreciation and amortization and as further adjusted to exclude costs that our management believes are non-core to our underlying business, consisting of restructuring costs, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, long-term incentive plan costs, certain corporate costs, fair value movements on earnouts and warrants derivative liabilities, foreign currency gains (losses), non-service components of net periodic pension benefit (costs) and gains (losses) on disposal of businesses.
●	“Adjusted EBITDA Margin” refers to Adjusted EBITDA divided by revenue.
●	“Adjusted Operating Expenses” refers to total operating expenses excluding depreciation and amortization and costs that our management believes are non-core to our underlying business, consisting of restructuring costs, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, long-term incentive plan costs and certain corporate costs.
●	“Amended & Restated GBT MIP” refers to the GBT JerseyCo Limited Amended and Restated Management Incentive Plan, effective as of December 2, 2021.
●	“American Express” refers to American Express Company and its consolidated subsidiaries.
●	“Amex HoldCo” refers to American Express Travel Holdings Netherlands Coöperatief U.A.
●	“APSG” refers, prior to the Domestication and the Closing, to Apollo Strategic Growth Capital, a blank check company incorporated as a Cayman Islands exempted company.
●	“APSG IPO” refers to APSG’s initial public offering on October 6, 2020.
●	“B2B” refers to business-to-business.
●	“B2B travel” refers to travel for business purposes that is purchased and fulfilled through a company- sponsored and managed channel.
●	“B2C” refers to channels or platforms used by consumers to book and fulfill travel, including directly with suppliers or through intermediaries such as online travel agencies. B2C may include business travelers who purchase travel outside of a company-sponsored and managed channel, or whose companies does not have such a channel.
●	“BHC Act” refers to the Bank Holding Company Act of 1956, as amended.
●	“Board” refers to the board of directors of GBTG.
●	“Business Combination” refers to the transactions contemplated by the Business Combination Agreement.

●	“Business Combination Agreement” refers to the Business Combination Agreement, dated as of December 2, 2021 (as the same has been amended, modified, supplemented or waived from time to time in accordance with its terms), by and between GBTG (formerly known as Apollo Strategic Growth Capital) and GBT JerseyCo.
●	“Bylaws” refers to the Bylaws of GBTG.
●	“CAGR” refers to a compound annual growth rate.
●	“Certares” refers to Certares Management LLC.
●	“Certificate of Incorporation” refers, collectively, to the Certificate of Incorporation of GBTG, the Certificate of Designations for the Class A-1 Preferred Stock and the Certificate of Designations for the Class B-1 Preferred Stock.
●	“Class A Common Stock” refers to the Class A common stock, par value $0.0001 per share, of GBTG.
●	“Class B Common Stock” refers to the Class B common stock, par value $0.0001 per share, of GBTG.
●	“Closing” refers to the consummation of the transactions contemplated by the Business Combination.
●	“Closing Date” refers to May 27, 2022, the date of the closing of the Business Combination.
●	“Code” refers to the U.S. Internal Revenue Code of 1986, as amended.
●	“Common Stock” refers to Class A Common Stock and Class B Common Stock.
●	“Company,” “GBT,” “our,” “we” or “us” refers to GBTG and its consolidated subsidiaries following the consummation of the Business Combination, other than certain historical information which refers to the business of GBT JerseyCo Limited and its consolidated subsidiaries prior to the consummation of the Business Combination.
●	“Continuing JerseyCo Owners” refers to Amex HoldCo, Juweel and Expedia, which hold GBT JerseyCo B Ordinary Shares, shares of Class B Common Stock and “earnout” shares following the Closing.
●	“DGCL” refers to the Delaware General Corporation Law, as amended.
●	“dollars” or “$” refers to U.S. dollars.
●	“Domestication” refers to the domestication of APSG as a Delaware corporation, with the APSG shares becoming shares of Common Stock of GBTG under the applicable provisions of the Cayman Islands Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time and the DGCL.
●	“EBITDA” refers to net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization.
●	“Egencia” refers to the business acquired in the Egencia Acquisition.
●	“Egencia Acquisition” refers to GBT JerseyCo’s acquisition of the Egencia business from Expedia pursuant to the Egencia Equity Contribution Agreement.
●	“Egencia Equity Contribution Agreement” refers to the Equity Contribution Agreement, dated as of August 11, 2021, by and among Expedia, Inc., GBT JerseyCo and Juweel, in connection with the Egencia Acquisition.
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Exchange Agreement” refers to the Exchange Agreement, dated May 27, 2022, by and among GBTG, GBT JerseyCo and each holder of GBT JerseyCo B Ordinary Shares from time to time party thereto.
●	“Exchange Committee” refers to a committee of the Board comprising solely of independent directors not nominated by a Continuing JerseyCo Owner who are disinterested with respect to any particular exchange under the Exchange Agreement. The Exchange Committee may be (and the term “Exchange Committee” shall be construed to include) either (a) a standalone committee of the Board or (b) the Audit and Finance Committee of the Board or another committee of the Board that meets the requirements specified in this definition, for so long as the Board has delegated the functions of the Exchange Committee to the Audit and Finance Committee or such other committee, as applicable; provided that, if (i) the Exchange Committee is a standalone committee of the Board, no nominee of a Continuing JerseyCo Owner may be a member of the Exchange Committee, and (ii) the Board has delegated the functions of the Exchange Committee to the Audit and Finance Committee and the members of the Audit and Finance Committee include one or more nominees of a Continuing JerseyCo Owner, then each such nominee of must recuse himself or herself from any and all business of such committee concerning an exchange.
●	“Expedia” refers to EG Corporate Travel Holdings LLC, a Delaware limited liability company.
●	“Free Cash Flow” refers to net cash from (used in) operating activities, less cash used for additions to property and equipment.
●	“GAAP” refers to United States generally accepted accounting principles, consistently applied.
●	“GBTG” refers to Global Business Travel Group, Inc., a Delaware corporation.
●	“GBT JerseyCo A Ordinary Shares” refers to voting redeemable shares of GBT, designated as “A Ordinary Shares” in the GBT JerseyCo Amended and Restated M&A with a nominal value of €0.00001.
●	“GBT JerseyCo Amended and Restated M&A” refers to the Fourth Amended & Restated Memorandum of Association of GBT JerseyCo and the Third Amended & Restated GBT JerseyCo Articles of Association.
●	“GBT JerseyCo B Ordinary Shares” refers to non-voting redeemable shares of GBT JerseyCo, designated as “B Ordinary Shares” in the GBT JerseyCo Amended and Restated M&A with a nominal value of €0.00001.
●	“GBT JerseyCo” refers to GBT JerseyCo Limited, a company limited by shares incorporated under the laws of Jersey, prior to the Closing.
●	“GBT Legacy MIP Option” refers to an option to purchase GBT MIP Shares that was granted prior to 2021.
●	“GBT MIP Option” refers to an option to purchase GBT MIP Shares granted under the Amended & Restated GBT MIP (or any predecessor plan), including GBT Legacy MIP Options.
●	“GBT MIP Shares” refers to the MIP Shares (as such term is defined in GBT JerseyCo’s memorandum of association and articles of association) of €0.00001 each of GBT JerseyCo, issuable in respect of GBT MIP Options.
●	“GBT Partner Solutions” refers to GBT’s program, whereby participating travel agencies can benefit from, among other things, GBT’s global supplier network, long-standing relationships with suppliers and access to GBT’s products, services, and technology.
●	“GBT Supply MarketPlace” refers to our proprietary capability to source, distribute and manage travel and travel-related content to travelers, clients and Network Partners, through both GBT and third-party technology, as well as GBT’s supplier content and management processes and expertise.
●	“GBT UK” refers to GBT Travel Services UK Limited, our wholly owned indirect subsidiary.

●	“GBTG MIP” refers to the Global Business Travel Group Management Incentive Plan.
●	“GBTG MIP Option” refers to an option relating to shares of Class A Common Stock upon substantially the same terms and conditions as are in effect with respect to the GBT MIP Option immediately prior to the Closing from which such GBTG MIP Option was converted in connection with the Business Combination.
●	“GDPR” refers to the European General Data Protection Regulation, which took effect on May 25, 2018.
●	“GDS” refers to the three major Global Distribution Systems (Amadeus, Sabre and Travelport, inclusive of their constituent GDS) used by GBT as a source for air and other travel content. Global Distribution Systems are common technology infrastructure used by airlines and some other travel suppliers to distribute their content to Points of Sale (“POS”).
●	“HRG Pension Scheme” refers to the defined benefit scheme for certain of associates and retirees of GBT and its affiliates in the United Kingdom (“UK”).
●	“Insiders” refers to Jennifer Fleiss, Mitch Garber and James H. Simmons III.
●	“Juweel” refers to Juweel Investors (SPC) Limited, an exempted segregated portfolio company with limited liability incorporated under the laws of the Cayman Islands, successor-in-interest to Juweel Investors Limited, a company incorporated as an exempted company with limited liability under the laws of the Cayman Islands.
●	“Net Debt” refers to total debt outstanding consisting of current and non-current portion of long-term debt (defined as debt (excluding lease liabilities) with original contractual maturity dates of one year or greater), net of unamortized debt discount and unamortized debt issuance costs, minus cash and cash equivalents.
●	“Network Partners” refers to third-party travel management companies (“TMCs”) and independent advisors that are clients of GBT Partner Solutions who, through GBT Partner Solutions, can access GBT’s technology platform and content or, in the case of our TPN, benefit from our client referrals and management network.
●	“NYSE” refers to the New York Stock Exchange.
●	“Ovation” refers to Ovation Travel, LLC, GBT’s subsidiary, and includes the Ovation, Ovation Vacations and Lawyers Travel brands.
●	“PIPE Investment” refers to the private placement pursuant to which PIPE Investors subscribed for an aggregate of 32,350,000 newly-issued shares of Class A Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $323.5 million pursuant to the PIPE Subscription Agreements, which was completed at the Closing.
●	“PIPE Investors” refers to the investors that signed PIPE Subscription Agreements and funded their committed amounts.
●	“PIPE Subscription Agreements” refers to the subscription agreements, dated as of December 2, 2021, by and between APSG and the PIPE Investors, pursuant to which the PIPE Investment was consummated.
●	“Private Placement Warrants” refers to the warrants that were initially issued to the Sponsor in a private placement simultaneously with the closing of the APSG IPO.
●	“Public Warrants” refers to the redeemable warrants underlying the units that were initially offered and sold by APSG as part of the APSG IPO.
●	“Registration Rights Agreement” refers to the Amended and Restated Registration Rights Agreement, dated as of May 27, 2022, between GBTG, the Sponsor, the Insiders and the Continuing JerseyCo Owners, as the same may be amended, modified, supplemented or waived from time to time in accordance with its terms.

●	“Rule 144” refers to Rule 144 under the Securities Act.
●	“S&P” refers to the rating agency, Standard & Poor’s.
●	“SEC” refers to the U.S. Securities and Exchange Commission.
●	“Securities Act” refers to the Securities Act of 1933, as amended.
●	“Senior Secured Credit Agreement” refers to that certain senior secured credit agreement, dated as of August 13, 2018, by and among GBT Group Services B.V., as borrower, GBT III B.V., as the original parent guarantor, the other loan parties from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders and letter of credit issuers from time to time party thereto, as amended from time to time.
●	“Senior Secured Initial Term Loans” refers to the $250 million initial senior secured term loan facility that was obtained under the Senior Secured Credit Agreement on August 13, 2018.
●	“Senior Secured New Tranche B-3 Term Loan Facilities” refers to the $1,000 million new tranche B-3 senior secured term loan facilities that were established under the Senior Secured Credit Agreement on December 16, 2021.
●	“Senior Secured New Tranche B-4 Term Loan Facility” refers to the $135 million new tranche B-4 senior secured term loan facility that was established under the Senior Secured Credit Agreement on January 25, 2023.
●	“Senior Secured Prior Tranche B-1 Term Loans” refers to the $400 million tranche B-1 senior secured incremental term loan facility that was obtained under the Senior Secured Credit Agreement on September 4, 2020, which facility was subsequently refinanced and repaid in full on December 16, 2021.
●	“Senior Secured Prior Tranche B-2 Term Loan Facility” refers to the $200 million tranche B-2 senior secured delayed draw incremental term loan facility that was established under the Senior Secured Credit Agreement on January 20, 2021, which facility was subsequently refinanced and repaid in full, and the remaining unused commitments thereunder terminated, on December 16, 2021.
●	“Senior Secured Revolving Credit Facility” refers to the $50 million senior secured revolving credit facility under the Senior Secured Credit Agreement.
●	“Shareholders Agreement” refers to the Shareholders Agreement, dated May 27, 2022, between GBTG, GBT JerseyCo, Amex HoldCo, Juweel and Expedia, as the same may be amended, modified, supplemented or waived from time to time in accordance with its terms.
●	“SME” or “SME clients” refer to clients GBT considers small-to-medium-sized enterprises, which GBT generally defines as having an expected annual spend on air travel of less than $20 million. This criterion can vary by country and client needs.
●	“Sponsor” refers to APSG Sponsor, L.P., a Cayman Islands exempted limited partnership.
●	“Total New Wins Value” is calculated using expected annual average Total Transaction Value (TTV) over the contract term from all new client wins over the last twelve months, based on current recovery levels.
●	“Total Transaction Value” or “TTV” refers to the sum of the total price paid by travelers for air, hotel, rail, car rental and cruise bookings, including taxes and other charges applied by suppliers at point of sale, less cancellations and refunds.
●	“TPN” refers to GBT’s Travel Partner Network, consisting of third-party travel management companies, through which GBT services clients globally. All TPNs are Network Partners.

●	“Transaction Growth (Decline)” refers to year-over-year growth (or decline) as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a gross basis to include cancellations, refunds and exchanges.
●	“UK Data Protection Act” refers to the Data Protection Act the UK implemented, effective in May 2018 and statutorily amended in 2019.
●	“UK GDPR” refers to the UK-only adaption of the GDPR, which took effect on January 1, 2021.
●	“Warrants” refers to the Public Warrants and the Private Placement Warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	changes to projected financial information or our ability to achieve our anticipated growth rate and execute on industry opportunities;
●	our ability to maintain our existing relationships with customers and suppliers and to compete with existing and new competitors;
●	various conflicts of interest that could arise among us, affiliates and investors;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
●	the impact of the COVID-19 pandemic, geopolitical conflicts and related changes in base interest rates, inflation and significant market volatility on our business, the travel industry, travel trends and the global economy generally;
●	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
●	the effect of a prolonged or substantial decrease in global travel on the global travel industry;
●	political, social and macroeconomic conditions (including the widespread adoption of teleconference and virtual meeting technologies which could reduce the number of in-person business meetings and demand for travel and our services); and
●	the effect of legal, tax and regulatory changes.
●	other risks and uncertainties described under “Part I—Item 1A. Risk Factors.”

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

Website Disclosure

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site where reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC are available. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and on our website at https://investors.amexglobalbusinesstravel.com/ free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website is https://www.amexglobalbusinesstravel.com/. Although we refer to our website in this report, the contents of our website are not included or incorporated by reference into this report. All references to our website in this report are intended to be inactive textual references only.

PART I

References in this Annual Report on Form 10-K (this “Annual Report”) to “GBT” “we,” “us,” “our” or the “Company” are to Global Business Travel Group, Inc. and its consolidated subsidiaries following the consummation of the Business Combination, other than certain historical information which refers to the business of GBT JerseyCo Limited and its consolidated subsidiaries prior to the consummation of the Business Combination. References to our “management” or our “management team” refer to our officers and directors.

Item 1.Business

Overview

GBT operates American Express Global Business Travel, the world’s leading B2B travel platform, measured by 2021 TTV, according to Travel Weekly (“2022 Power List,” June 2022, Travel Weekly). We provide a full suite of differentiated, technology-enabled solutions to business travelers and business clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver to our customers unrivaled choice, value and experience, with the powerful backing of American Express GBT.

We are at the center of the global B2B travel ecosystem, managing the end-to-end logistics of business travel and providing an important link between businesses, their employees, travel suppliers and other industry participants. We service our clients in the following ways:

●	Our portfolio of travel management solutions, built around and targeting the needs of key client segments we serve, provide extensive access to flights, hotel rooms, car rentals and other travel services as well as meeting and events solutions, including exclusive negotiated content, supported by a full suite of services that allows our clients to design and operate an efficient travel program and solve complex travel requirements across all stages of the business process from planning, booking, on trip, and post trip activities.
●	Our award-winning client facing proprietary platforms are built to deliver business value through optimized user experiences across the act of business travel. These platforms, accessible over Web and Mobile interfaces and powered by our data management infrastructure and built by one of the world’s largest product engineering teams dedicated to driving technical innovation across the business travel industry. These client facing platforms are known to the market as:
●	Egencia primarily focuses on digital-first clients (more than 90% of transactions were served through digital channels in 2022) who value a simple, easy to use and standardized end-to-end solution.
●	The GBT platform is a modular solution primarily focused on flexibility of service offerings; seamlessly integrating a wide range of third-party and proprietary software and services in to one complete travel solution designed and built around the needs of each customer.
●	GBT Partner Solutions extends our platform to our Network Partners, TMCs and independent advisors, by offering them access to our differentiated content and technology. Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
●	GBT Supply MarketPlace provides travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing the complex needs of, our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients.

In June 2014, American Express established the joint venture (“JV”) comprising the GBT JerseyCo operations with a predecessor of Juweel held by a group of institutional investors led by an affiliate of Certares. Since the formation of the JV in 2014, we have evolved from a leading TMC into a complete B2B travel platform, becoming one of the leading marketplaces in travel for business clients and travel suppliers according to Travel Weekly (“2022 Power List,” June 2022, Travel Weekly). Before June 2014, our operations were owned by American Express and primarily consisted of providing business travel solutions for business clients.

In May 2022, we executed long-term commercial agreements with American Express, including an amended and restated trademark license agreement (the “A&R Trademark License Agreement”), pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, and we license the American Express trademarks used in the American Express GBT Meetings & Events brand for business travel, meetings and events, business consulting and other services related to business travel, in each case on an exclusive and worldwide basis. The term of the A&R Trademark License Agreement is for 11 years from the Closing Date, unless earlier terminated or extended. The American Express brand, consistently ranked as one of the most valuable brands in the world, brings with it a reputation for service excellence. We believe our partnership with American Express has been an important component of our value proposition. Under our commercial agreements with American Express, we exclusively provide business travel and meetings and events services to American Express personnel, subject to limited exceptions, engage in mutual global lead generation activities with American Express for our respective services and continue to exclusively promote American Express payment products to our clients and to make those products available for use by our own personnel in connection with our business.

American Express is a bank holding company under the BHC Act, and is therefore subject to supervision, regulation and examination by U.S. bank regulatory authorities. Because and for so long as American Express “controls” GBT for the purposes of the BHC Act, GBT is subject to certain bank regulatory requirements and restrictions. For additional information, see “Risk Factors — Risks Relating to Regulatory, Tax and Litigation Matters,” “Business — Government Regulation — Banking Regulation,” “Business — Government Regulation — Activities” and “Business — Government Regulation — Acquisitions and Investments.”

Since the formation of the JV, we have expanded our capabilities, integrated new brands through acquisitions, and invested approximately $1.4 billion in product and platform (inclusive of Egencia and Ovation). The graphic below reflects such acquisitions:

●	KDS (now NEO), which we acquired in October 2016, strengthened our platform and digital capabilities in two key areas: (i) KDS’ flagship Neo Online Booking Tool and Expense platform (“Neo”) provides us with our own leading edge platform to engage with and delight travelers through digital channels; and (ii) KDS’ development group, relaunched as our Neo Technology Group (“NTG”), is part of our dedicated center of excellence for digital and ecommerce innovation supporting all our group offerings.
●	SMT was our long-time service delivery partner (TPN) in Finland and became our proprietary operation in October 2016.
●	Banks Sadler is a UK-based specialist in creative solutions for meetings and events. We acquired Banks Sadler in August 2017, and it continues to operate as a specialist brand within our meetings and events business.
●	In December 2017, we acquired the remaining 35% equity stake in our business in Spain that was previously held by our then joint-venture partner, an affiliate of Barcelo Hotel Group. After the consummation of this acquisition, GBT Spain became our wholly-owned business.

●	In July 2018, we completed the acquisition of Hogg Robinson Group Limited (“HRG”), a global B2B services company specializing in travel management. The acquisition of HRG has enhanced our global scale, complemented our geographical footprint to offer enhanced service to our clients in key regions, and broadened our product and technology capabilities.
●	In September 2019, we completed the acquisition of DER Business Travel (“DER”). The DER acquisition expanded our footprint into the SME segment in Germany, the largest country by travel spend in Europe according to Global Business Travel Association (“GBTA”) with a significant SME client base.
●	Our acquisition of 30 Seconds to Fly (“30STF”) in October 2020 was an important investment in artificial intelligence (“AI”)and machine learning enabled traveler service. 30STF’s innovative CLAIRE AI can fully or partially automate travelers’ chat interactions with travel counselors, driving traveler satisfaction as well as operational efficiency.

In addition, we completed two acquisitions in 2021:

●	In January 2021, we completed the acquisition of Ovation. Ovation is a leading specialist in providing high-touch service. The Ovation acquisition was an important step in expanding our high value capabilities and building our leadership in the large and attractive SME segment and the professional services industry. Our historical results included in this Annual Report reflect the results of Ovation from the date of its acquisition in January 2021.
●	The Egencia Acquisition, which was completed on November 1, 2021, (i) substantially enhances our capabilities in the SME segment to significantly broaden our addressable client base; (ii) complements our SME value proposition with Egencia’s software solution specifically built for “digital-first” SME clients who want a seamless program that delivers full traveler tools and control at a lower cost; and (iii) provides leading edge traveler and client experience, as well as innovation capability powered by an experienced, proven travel technology talent base. For additional information, see “Business — Egencia Acquisition.” Our historical results included in this Annual Report reflect the results of the Egencia Acquisition from the date of its acquisition in November 2021.

GBT’s operations are headquartered in London, United Kingdom, and as of December 31, 2022, we had approximately 19,000 employees worldwide with a proprietary presence or operations in 31 countries. We service clients in the rest of the world through our TPN. According to GBTA, the 31 countries in which we have a proprietary presence represent approximately 85% of business travel spend worldwide, including Egencia.

During the year ended December 31, 2022, we generated TTV in excess of $22.9 billion, resulting in revenues of $1.85 billion, net loss of $229 million, and Adjusted EBITDA of $103 million. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Key Operating and Financial Metrics — Non-GAAP Financial Measures” for additional information about our non-GAAP measures and a reconciliation to the most directly comparable financial measures calculated in accordance with GAAP. A discussion of the impacts of the COVID-19 pandemic on our 2020, 2021 and 2022 performance, mitigating actions taken by us and potential implications for our future performance is discussed in more detail below under “Business — Recent Performance and COVID-19 Update.”

Our business is susceptible to substantial disruptions, as described in “Risk Factors” and elsewhere in this Annual Report. In particular, for information on the impact of the COVID-19 pandemic on business travel and the Company, see “Business — Recent Performance and COVID-19 Update” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Key Factors Affecting Our Results of Operations — Impact of the COVID-19 Pandemic.”

Although the COVID-19 pandemic significantly disrupted our operations in 2020, 2021 and 2022, during our years of normalized operations, we have delivered strong revenue and Adjusted EBITDA growth:

GBT consolidated total revenue, net income (loss) and Adjusted EBITDA(1) ($m)

(1)	Statutory Financial Results as reported at actual rates

Key Factors Affecting Our Results of Operations

Industry Overview and Competitive Landscape

Over the past 60 years, travel and tourism has been one of the largest and fastest-growing economic sectors, representing $9.2 trillion in spend, or 10.4% of global GDP in 2019, according to the World Travel & Tourism Council (“Travel & Tourism: Economic Impact 2021,” April 2021). The travel industry can generally be divided into two sectors: (i) the leisure travel sector, which serves individuals who make reservations for vacation and personal travel, and (ii) the business travel sector, which serves business clients that require travel by employees and other travelers for business needs and meetings. We focus primarily on the business travel sector.

According to GBTA, global business travel was an estimated $1.4 trillion industry in 2019 with decades of historical secular growth through economic cycles. Through the last two economic cycles (2000-2019), global business travel spend grew by an estimated CAGR of 4.4% compared to 3.7% real global GDP growth rate over the same period (“GBTA BTI Outlook Annual Global Report & Forecast: Prospects for Global Business Travel 2020-2024,” January 2021, Global Business Travel Association). We believe this growth, in excess of real GDP growth, evidences the sustained role business travel plays as a driver of business and economic growth around the world. The COVID-19 pandemic severely restricted the level of economic activity around the world and has continued to have an unprecedented effect on the global travel industry, decreasing business travel significantly below 2019 levels. Accordingly, CAGR calculations that include the year ended December 31, 2020, the year ended December 31, 2021 and the year ended December 31, 2022 are not presented in this Annual Report because we do not believe those results are indicative of the Company’s normal operations and the travel industry more generally due to the impact of the COVID-19 pandemic. We believe the historical track record of growth and the recovery trajectory of business travel as travel restrictions have been relaxed support the fundamental growth drivers and long-term growth potential of business travel worldwide in the future. However, the profile, extent and timing of economic and travel recovery and the pace of future growth remains inherently uncertain given the nature of the COVID-19 pandemic and changes to business practices that may become permanent and reduce the need for business travel, and ongoing macroeconomic impacts of the pandemic. There can be no assurance that any emerging growth patterns will continue or that we will replicate our historical growth in the future. For information on the impact of the COVID-19 pandemic on business travel, see “Business — Recent Performance and COVID-19 Update,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Key Factors Affecting Our Results of Operations — Impact of the COVID-19 Pandemic” and “Risk Factors — Risks Relating to Our Business and Industry.”

Business travel can be managed or unmanaged. Where business travel is unmanaged, travelers procure travel from, and are serviced by, B2C channels largely outside of business clients’ immediate oversight and control. Where business travel is managed, business clients choose a TMC through which its travelers procure travel and travel services. Through a TMC, business clients benefit from savings from demand aggregation, access to supplier content, effective fulfilment of business clients’ obligations to ensure the safety and well-being of their employees when traveling for business, and enhanced control over travel spending, among many other benefits.

We estimate that approximately 52% to 65% of business travel spend in the U.S., and approximately 40% of business travel spend in Europe, was managed in recent years. We believe that a majority of unmanaged business travel spend is driven by SMEs, which we believe provides us with a significant growth opportunity given our strong SME client base in B2B travel. Additionally, we estimate that the growth trends in our SME business, as well as the number of TMCs that currently focus on SMEs, indicate a greater demand for managed travel by SMEs.

We are the world’s leading B2B travel platform based on 2021 TTV according to Travel Weekly (“2022 Power List,” June 2022, Travel Weekly). We estimate that the top 10 TMCs in aggregate accounted for approximately $120 billion in business travel TTV in 2019, or less than 10% of total business travel spend worldwide.

Many TMCs serve a mix of business clients. However, business clients have a range of different needs and priorities, and many TMCs focus on core capabilities aligned with the needs of their target clients. We offer our customers unrivaled choice through our portfolio of leading travel management services, that target some of the most attractive segments in business travel; unrivaled value we deliver through comprehensive content and significant savings; and unrivaled traveler and customer experiences our platform offers across all our solutions and brands. We believe this differentiation is further enhanced by our brand promise — the Powerful Backing of American Express GBT:

●	Unrivaled Choice
●	Global Servicing with Sophisticated Capabilities: Many clients have global operations, and this is often combined with organizational size and complexity to drive a wide range of sophisticated travel program needs. Often this includes travel management at a global and local level, a mix of insourced and outsourced processes and an ecosystem of tools and technology that varies for each client. Additionally, travel programs interface with processes and systems of other corporate functions (such as finance, HR, sustainability, risk and compliance for example). We are differentiated by our complete solution designed to solve for this complexity: we support travelers and travel managers at a local and global level, through a consistent and flexible service infrastructure and technology backbone with a comprehensive stable of traveler service and travel management solutions configured for the client. The GBT offer spans from complete outsourcing of an entire travel program for even the largest and most complex of our clients, to discreet solutions that seamlessly integrate into our clients’ travel management program and deliver on their specific needs.
●	SME-Focused Client and Traveler Service, Including a Diverse Portfolio of Leading Travel Management Services: SMEs typically request solutions that range from agile and turnkey to global and comprehensive. Our SME offers are tailored to SME client needs, for example, for an owner-managed SME or a SME with operations in more than one country. Our SME value proposition is differentiated by being designed to provide the flexibility to meet this range of needs of SME clients. Our specialized and diverse Ovation, Lawyers Travel, and Egencia travel management services, provide even more focused offerings to customers within the SME business where this is important and valued.
●	Unrivaled Value
●	Comprehensive Content and Superior Value: While our clients have distinct service needs, the need for access to comprehensive content and best value through savings and amenities is ubiquitous across our client base. The GBT Supply MarketPlace delivers on this need with comprehensive content and superior value. The combination of solving the distinct needs of clients and travelers through tailored propositions and delivering the value of the GBT Supply MarketPlace across our entire client base underpins our differentiation.

●	Unrivaled Experience
●	Leading Human (24/7 global customer service) and Digital traveler and customer experience powered by cutting edge Proprietary Platform: Ownership of the digital experience is a critical success factor, as a simple, easy to use, intuitive traveler and client digital experience often drives the buying decision. We, through Neo and Egencia, are differentiated in this capability at global scale. Most new technology-based TMCs are focused on building this capability. We believe that our proven digital offer, further strengthened by the Egencia Acquisition, differentiates us to these clients. We believe that our ability to offer the seamless combination of digital experience with the expertise of our travel counselors and customer relationship managers is a compelling differentiator and provides us with leading value propositions for our customers.
●	The Powerful Backing of American Express GBT
●	We believe that operating to a higher standard in relation to the Environment, Social Responsibility and Corporate Governance is integral to our success with customers and suppliers and to attracting and retaining the best talent in the industry and is the cornerstone of our brand promise. We continually work and invest in our risk management framework, governance structures, practices and procedures to meet this higher standard.

We believe that we benefit from our proven track record, reputation for service, capacity and capability to adapt to emerging needs and ability to invest in better solutions, and that these attributes will continue to support our business in the future. In particular, we believe that the following long-term structural trends have emphasized the increasingly important role of a well-managed travel program in effectively and efficiently solving critical business problems:

●	A growing emphasis on employee safety and well-being and the need for robust, high-quality, sophisticated solutions that help businesses deliver on their obligations to employees when they travel, increasing employee satisfaction;
●	Business clients seeking partners with a demonstrated commitment to high-quality service and proven operational resilience despite periods of significant disruption and geopolitical uncertainty;
●	The rising value of technology platforms that can adapt quickly to emerging needs and support an increasingly digitally enabled workforce, supported by investments in innovation;
●	Business clients demanding a higher standard of cybersecurity, data privacy and third-party risk management and seeking business partners committed to protecting client and traveler data while meeting the highest ethical standards;
●	Increasingly fragmented content, highlighting the attractiveness of a platform that delivers extensive access to content and simplifies the purchasing process;
●	Business clients continuing to seek more control and visibility over their travel program costs, which benefits TMCs that offer a broader range of content and higher savings; and
●	Business clients seeking partnerships with TMCs that share their ambitions for more responsible and sustainable travel with solutions and clear roadmaps that support these ambitions.

We believe that we benefit from these long-term structural trends by combining:

●	The world’s leading B2B travel platform by 2021 TTV;
●	A diverse portfolio of leading travel management services;
●	A track record of exceptional client and traveler support;
●	Comprehensive and differentiated content and experiences that drive improved savings and value; and

●	Operations that meet high standards in cyber security, data privacy, ethics, third-party risk management and sustainability.

Impact of the COVID-19 Pandemic

During 2020, 2021 and the beginning of 2022, the COVID-19 pandemic severely restricted the level of economic activity around the world and continued to have an unprecedented effect on the global travel industry.

Government measures implemented to contain the spread of COVID-19, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo time outside of their homes, continue to have an impact on business travel which remains significantly below 2019 levels.

Global travel activity has shown a recovery trend in 2022, with our transaction volumes reaching approximately 72% of 2019 transaction volumes for the three months ending December 31, 2022. Even while travel activity remained low during the COVID-19 pandemic, the need for high-quality managed travel solutions that ensure safe and effective travel has increased and continues to increase. We believe this signals a change in the long-term structural needs of business clients, which will benefit us. This is evidenced by our strong growth by newly won client expected annual value and growth in client satisfaction performance since March 2020, despite the disruption caused by the COVID-19 pandemic. Additionally, by addressing the increasingly sophisticated needs of business clients efficiently and effectively, we believe we further enhance our value to our travel suppliers. This is evidenced by the renewal of most travel supplier contracts at equal or better terms since March 2020, despite the COVID-19 pandemic. We believe this is a testament to our deep relationships with travel suppliers and our role as an increasingly valuable long-term partner in reaching and serving premium business demand.

We believe our decisive response during the COVID-19 pandemic to protect and continue to invest in our clients and travelers further strengthened our competitive position. We:

●	Rapidly adapted to a flexible operating model that consistently delivers a high standard of service while protecting business performance;
●	Continued to invest in our platform, focusing on key areas such as digital experience and e-commerce;
●	Further expanded our scale and capabilities through strategic acquisitions (such as Ovation and Egencia); and
●	Enhanced the resilience of our revenue streams and delivered significant cost efficiencies.

Given the resurgence of travel, indicated by recent volume trends, we believe we are positioned to capitalize on these trends and strengthen our value proposition. A more detailed overview of the impact of the COVID-19 pandemic on the business travel industry and our performance is set forth below under “Business — Recent Performance and COVID-19 Update” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Key Factors Affecting Our Results of Operations — Impact of the COVID-19 Pandemic.”

Value Proposition

We serve and create value for clients, travel suppliers and Network Partners in two ways: (i) by enabling an efficient marketplace for travel transactions through traveler service, content and distribution; and (ii) by offering a suite of products, technology and professional services that enable effective and efficient management of business travel programs.

GBT Value Proposition: Provide Solutions to Critical Problems for Customers, Travelers, and Suppliers

Clients: We serve a broad range of business clients globally across a diverse range of industries, including, among others, business and financial services, industrial, technology, healthcare, legal and other industries. During 2022, less than 40% of customer driven revenue, including supplier revenue, was generated by our top 50 clients and no single client accounted for more than 2% of such revenue.

We deliver:

●	A single source for content (including flights, hotel rooms, car rentals and other services) from our expansive network of travel suppliers;
●	A combination of broad content choices, differentiated GBT content and amenities (the “Preferred Extras”) and client-specific sourcing programs that drive meaningful savings relative to unmanaged travel programs and other TMCs;
●	Omnichannel (online, voice, mobile) tools to seamlessly book and plan complex itineraries, as well as full integration into Neo and other third-party expense platforms;
●	24/7, high-touch, global customer service;
●	A full suite of travel management tools and services, including (i) traveler care tools designed to help ensure the safety and well-being of travelers, (ii) travel spend analysis, travel policy development and governance, (iii) consulting with respect to responsible travel and environmental sustainability and (iv) offerings to partially or fully outsource clients’ travel program, including procurement, consulting and operations;
●	End-to-end integration into client environments to facilitate compliance, human resources, finance and administrative functions; and
●	Extensive meeting and event planning capabilities, including preparing event proposals, budgeting, venue sourcing, research and coordination among other services under the American Express GBT Meetings & Events brand and the Banks Sadler brand.

We focus on key client segments, which are serviced through our diverse portfolio of leading travel management services, each of which we believe has a leading value proposition in its respective target segments. As of December 31, 2022, our business client base included:

●	41 of the Business Travel News Corporate Travel 100, the top 100 corporations in the U.S. by business travel spend (“2022 Corporate Travel 100,” September 2022, Business Travel News);
●	Seven of the 10 largest U.S. Banks (Federal Financial Institutions Examination Council, largest holding companies by total assets as of 30 September 2022); five of the top 10 largest Pharmaceutical Companies by revenue (Pharmaceutical Executive, Volume 42, Issue 6, June 2022);
●	Six of the top 10 “best companies to work for” (“Fortune 500” and “100 Best Companies to Work For,” 2022, FORTUNE); and
●	Many of the most valuable corporations in Europe, including 29 of the FTSE 100, 10 of the DAX 30 and 21 of the CAC 40.

We estimate SMEs represented approximately 50% of our TTV in 2022. The SME segment is highly competitive and fragmented, but we believe we have one of the most compelling offerings to SME client bases in B2B travel. Through our Ovation and Egencia acquisitions in 2021, we have reaffirmed our commitment to building a leading presence in the SME segment. Our SME-focused diverse portfolio of leading travel management services are also well positioned in premium segments and across various industries. For example, 58 of the AmLaw 100 law firms are Lawyers Travel and American Express Global Business Travel clients (“The 2021 Am Law 100: Ranked by Gross Revenue,” April 2021, The American Lawyer).

Travel Suppliers: Our travel suppliers include airlines, individual hotels and hotel groups, hotel aggregators, car rental companies, rail transportation providers and all three major GDSs. Our longstanding and valuable supplier relationships allow us to benefit from our marketplace with one of the largest concentrations of premium demand in travel. We believe that business demand is differentially important to travel suppliers due to their higher profitability and the high costs of marketing to and serving this demand directly. We are not only one of the largest single sources of business travel demand globally in terms of TTV, but we believe we also have a higher value (in terms of average ticket value and share of first and business class cabins) client base compared to the typical B2B travel benchmark.

Our value to travel suppliers is built on efficient access to premium business travelers, combined with solutions that help them effectively market their content and service offerings, including:

●	A technology platform distributing content to our business clients across a wide range of POS;
●	Managing a highly complex retail environment on behalf of travel suppliers, including client-specific content, fares and POS integrations;
●	Analytics and other solutions that help travel suppliers make better retail decisions;
●	Acting as an extension of the supplier salesforce to our clients; and
●	Superior capabilities that allow us to service those clients in challenging or unpredictable environments.

We believe we offer access to and service this premium demand more cost-effectively, and with a broader and deeper value proposition, than travel suppliers could themselves. We allow travel suppliers to avoid significant investment in marketing, technology, servicing resources and infrastructure. This in turn helps drive superior value and economics for travel suppliers and our clients who benefit from savings and extra amenities and perks, such as complimentary Wi-Fi, breakfast, last-room availability and loyalty benefits, compared to publicly available fares.

Network Partners: Through GBT Partner Solutions, we extend our platform, including our negotiated content, supplier contracts and distribution and POS retailing technology to approximately 125 Network Partners and have servicing relationships and partnerships with over 150 TMC’s in our TPN in various jurisdictions across the globe. We believe the GBT Partner Solutions value proposition is compelling for Network Partners by providing:

●	Significantly improved revenue capacity through better content management and retailing capabilities;
●	Differentiated content and experiences that distinguish our Network Partners from their competitors; and
●	Technology designed to solve critical problems for TMCs that are less capable of making these investments.

Business Model

As noted in the graphic below, our value proposition creates our competitive advantage and is driven by the synergies that drive value for all users of our platform.

●	We deliver value to all our clients through our high-quality service, comprehensive and exclusive content and experiences, savings on travel spend and differentiated technology-enabled solutions. We deliver this through the compelling combination of tailored value propositions targeted at attractive client segments in business travel reinforced by our diverse portfolio of leading travel management services, and the significant value created by the GBT platform that powers our services and our Network Partners.
●	We have one of the largest concentrations of premium demand in travel worldwide. Business travel is important to travel suppliers due to its significant contribution to profitability driven by more first and business class cabin bookings, fewer advance purchases and more flexible tickets. By aggregating business travel demand, we are a valuable partner to travel suppliers.
●	Our platform provides travel suppliers with efficient access to our valuable client base, creating a strong incentive for travel suppliers to deliver more content, better experiences and increased savings. Serving high value business clients is a significant investment in technology, service resources, infrastructure and capabilities. The volume of business travel we manage and our efficient platform enable us to make and sustain this investment at compelling economics for both clients and travel suppliers. This creates margin headroom for travel suppliers to offer differentiated value through savings, content and experiences commensurate with the differentiated value of this demand to them. These savings and benefits make our value proposition even more compelling for our clients. Moreover, we benefit from premium economics and capacity to invest in our platform and in inorganic expansion of platform scale and capability. Our clients and suppliers benefit from the incremental value created by these investments through more services and solutions, better client and traveler experiences and a more efficient platform.
●	Our end-to-end ownership of our technology platform, from connectivity to sources that supply to our POS, allows us to deploy investments efficiently and generate extensive benefits for our clients and travel suppliers. In addition, our strategic acquisitions help us build scale and add capabilities.

We believe that our continued innovation and development of our platform makes us more competitive.

Our Revenue Model

We generate revenue in two primary ways — (1) fees and other revenues relating to processing and servicing travel transactions (“Travel Revenues”) received from clients and travel suppliers and (2) revenues for the provision of products and professional services not directly related to transactions (“Product and Professional Services Revenues”) received from clients, travel suppliers and Network Partners.

Travel Revenues: Travel Revenues are proportionally back in line with pre-pandemic levels and include all revenue relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds. The major components of our Travel Revenues are:

●	Client Fees: We typically charge clients transaction fees for arranging travel.
●	Supplier Fees: Travel suppliers pay us for distributing and promoting their content. The mechanism varies by supplier, but the amount is usually a volume-linked fee. This includes fees from the three major GDSs.

Product and Professional Services Revenues: We receive revenue from clients, travel suppliers and Network Partners for using our platform, products and value-added services, which comprised 24% of our revenues in 2019.

●	Management Fees: Many clients request a contractually fixed, dedicated staffing pool to serve their travelers for part or all of their business travel. In these cases, we use a cost-recovery-plus-margin pricing structure instead of a transaction fee. Client management resources and overhead allocations are also included in this management fee.
●	Products Revenues: We provide a broad range of business travel management tools used by clients to manage their travel programs. Revenue for these solutions usually takes the form of recurring subscriptions or management fees.
●	Consulting and Meetings and Events Revenues: Consulting revenues (including outsourcing to us of part, or all, of a client’s travel program management) are usually a fixed fee for delivery of a certain engagement (such as company travel policy design). Meetings and events revenue is based on fees for booking, planning and managing meetings and events.
●	Other Revenues: Other revenues typically include certain marketing and advertising fees from travel suppliers, as well as direct revenues from our Network Partners (excludes certain supplier fees that are indirectly driven by Network Partners’ contribution to aggregate volumes).

Technology

Since the formation of the JV in 2014, we have spent approximately $1.4 billion, including Egencia, on product and platform, to create a global platform that powers travel distribution, servicing and business travel programs. We continue to implement focused, high-impact enhancements to our technology platform and solutions in order to continually improve our value proposition to our clients, travel suppliers and Network Partners.

Technology Investments Create a Sustainable Competitive Advantage

Our technology investment has centered on three key strategic goals:

●	Creating a custom-built technology infrastructure to power our platform and maintain robust privacy and data security;
●	Developing an omnichannel core platform capable of powering a global travel program at scale, including an e-commerce platform that provides content for our clients and seamless distribution for our travel suppliers; and
●	Creating seamless travel experiences founded upon an integrated suite of digital products.

We began with a product and technology strategy to own all core needs and develop a modern, agile, flexible, globally consistent and secure platform. In 2016, we released the first phase of our omnichannel core platform, which today consists of our global profile solution, global trip record repository, and GBT Supply MarketPlace with content and an expansive data repository that houses most of our trip and traveler data. The core platform is designed to support our own proprietary solutions as well as an ecosystem of third-party products and solutions in order to offer clients the broadest choice in how they design and configure their travel programs.

In 2018, we completed the full separation of our infrastructure from American Express, including our global telephony systems and network.

Over the last two years, we have accelerated our strategy of delivering capabilities to our clients, travel suppliers and Network Partners. We relaunched KDS (acquired in 2016) as NTG in 2019. NTG is our innovation engine and the center of excellence for all of our digital and e-commerce development. In 2020, we added new features to support clients and travelers during the COVID-19 pandemic, such as Travel Vitals, which delivers critical travel information and advisories.

With the completion of the Egencia Acquisition, we strengthened our digital and e-commerce capabilities; Egencia brings a compelling and integrated end-to-end B2B software solution to our clients. The synergies we gain from the Egencia Acquisition are underpinned by a platform and innovation capability designed to serve travelers and clients with a differentiated digital experience in target segments, and is highly complementary and accretive to our business. For additional information, see “Business — Egencia Acquisition”.

We currently offer over 50 distinct technology-enabled products intended to address specific, high- impact problems for our clients. In addition to these capabilities, we support seamless integrations with over 100 third-party solutions that are commonly used by our clients. Our products and third-party integrations continue to grow as travel programs and needs evolve, and our core platform is central to our ability to quickly and efficiently develop, deploy and improve solutions across our client base globally.

We have a robust set of global capabilities that meet the needs of some of the most sophisticated global travel programs as well as the most digitally savvy frequent travelers. Travel management solutions include policy and compliance management, trip approvals, unused ticket management, full featured reporting (including data, analytics and insights), traveler care tools designed to help ensure traveler safety and wellbeing, and continuous rate search. For the traveler, a digital suite of solutions enables information, communication, booking and travel management where they want it to be: online, on mobile and by e-mail, as well as by chat with travel counselors through GBT’s Mobile App, iMessage, Android Message, WhatsApp and additional channels. Our platform also supports our travel counselors, which enables personalized servicing, proactive traveler care (we reach out to travelers during disruptions before they even know to call us) and robust transaction services all supported by workforce management tools.

Our Competitive Strengths

We attribute our success and historical performance to the following key strengths that we believe differentiate us from our competition:

●	World’s leading B2B travel platform by 2021 TTV with a diverse portfolio of leading travel management services serving business clients (“2022 Power List,” June 2022, Travel Weekly);
●	World leading technology driven, digital solution in Egencia;
●	High-quality client base with track record of attractive retention rates and new business growth;
●	Traveler-centric, omnichannel service model;
●	Relationships with top-tier travel suppliers driven by value proposition;
●	Cutting-edge proprietary technology platform seamlessly integrated into our operations;
●	Industry-leading standard in relation to the environment, social responsibility and corporate governance;
●	Attractive financial profile with diversified revenue streams and a flexible cost structure; and
●	Management team with industry-leading experience.

World’s Leading B2B Travel Platform by 2021 TTV with a Diverse Portfolio of Leading Travel Management Services Serving Business Clients

According to Travel Weekly, based on 2021 TTV, we are the world’s leading B2B travel platform and one of the leading platforms in travel (after leading B2C travel platforms such as Expedia Group and Booking Holdings). We offer solutions for demand and supply fragmentation, designed to provide travel suppliers with a cost-efficient channel to reach business clients and business travelers, and we own parts of the distribution value chain, including technology, that enable us to differentiate our service and deliver excellence in client and traveler experiences. We deliver an expansive suite of professional and technology services to clients in addition to superior traveler services. We believe these capabilities and services increase the value of our B2B model.

We distinguish ourselves from other B2B travel providers through our portfolio of solutions that target premium demand segments in business travel with tailored and leading value propositions.

We serve a range of business clients and offer complete business travel solutions that can be designed and configured around client needs and fully integrated into client environments.

Our Ovation offering (including the Lawyers Travel service) focus on SME clients specializing in providing high-touch service at scale with deep strength in selected industries, including the legal, private equity and entertainment industries.

Egencia is focused on integrated software solutions for SMEs. The Egencia platform is simple and easy to use, provides the “look and feel” of a consumer platform for travelers, and features intuitive integrated travel management solutions. Egencia was designed and built as a software solution for SMEs.

We supplement our diverse portfolio of leading travel management services, which target attractive segments in B2B travel, with our GBT Partner Solutions proposition. We believe that the combination of our brands and partner solutions provides us with growth options, scalability and capacity for investment in our platform that powers the GBT Flywheel and distinguishes us from our competitors.

High-quality Client Base with Track Record of Attractive Retention Rates and New Business Growth

Through our diverse portfolio of leading travel management services, we serve a broad range of business clients globally across a diverse range of industries including, among others, business and financial services, industrial, technology, healthcare, legal and other industries.

Our value propositions are tailored to meet the sophisticated needs of business travel clients, which in turn are valuable to our travel suppliers.

We believe the strength of our value proposition is demonstrated by our track record of attracting and retaining premium demand business clients. Our client retention rate was 95% in 2022. The average tenure of our top 100 clients by TTV is approximately 14 years with more than 76% of our client relationships having a tenure of more than five years. In addition to maintaining our existing clients, our Total New Wins Value for full year 2022 totaled $3.5 billion at current recovery levels with an average win / loss ratio of 2.5x since 2015.

Our commitment to supporting our clients through the COVID-19 pandemic has enhanced our value proposition and strengthened our brand and reputation, as demonstrated by our sustained high win rate and client satisfaction ranking through 2020 to date. Specifically, per the July-August 2021 survey commissioned by APSG, the net promoter scores, which measure customer experience and are an indicator of our ability to win new customers and grow with existing customers, was 56 and 52 for Egencia and GBT respectively, each of which were at least three points higher than the closest competitors. In addition, we continue to maintain our strong client retention results.

Traveler-Centric, Omnichannel Service Model

We are proud to offer our travelers 24/7 customer service anywhere in the world through a number of service channels. In 2022, 75% of our bookings were through digital channels (such as online booking tools (“OBTs”), the GBT mobile app and instant messaging), including Egencia. Alongside our digital channels, our agent facilitated channels have played a critical role is supporting travelers seeking the expertise and support of our travel counselors in navigating a more complex travel environment.

Our platform is channel-agnostic, ensuring travelers and clients benefit from the full range of our content, savings and solutions regardless of how they choose to engage with us. Where it is valued by our clients, our platform also integrates seamlessly with all major third-party OBTs as well as Neo, further enhancing our flexibility.

Our travel counselors are experienced specialists in B2B travel and provide 24/7 global support capabilities. Our service constructs are flexible to match client needs. Within our global client solutions, our tools and infrastructure allow travel counselors to serve any client or traveler anywhere, to the high standard our clients expect of us. Where our clients require deep, personal knowledge of their business and travelers, we dedicate travel counselors to their account and offer on-site service.

Our service footprint includes 31 countries where we have a proprietary presence or operations. Our TPN, which is integrated into our infrastructure and platform, extends this service footprint to our clients in the rest of the world. This broad geographic reach allows us to offer streamlined access to a consistent portfolio of services across the globe and a differentiated local service where such service is needed and valued by the traveler and client.

Our traveler interactions are captured within and powered by our core platform, which is fully integrated into all service channels. This allows seamless, simple and efficient cross channel engagement for our travelers (for example, booking a trip through the OBT, changing the itinerary by calling a travel counselor and rebooking a connecting flight through messaging). In 2020, we acquired 30STF, a cutting-edge AI and machine learning enabled messaging tool, to further enhance our capabilities.

Relationships with Top-Tier Travel Suppliers Driven by Value Proposition

We believe that our longstanding supplier relationships, built on a track record of delivering premium demand, improving profitability and meeting supplier objectives, differentiate us from our competitors.

These relationships include airlines, hotel groups and individual hotel properties, content aggregators, including Expedia Partner Solutions and Booking.com, all three major GDS platforms, car rental, rail, ground transportation companies and many other travel suppliers.

Travel suppliers value business travel demand due to a higher proportion of first and business class cabin bookings, fewer advance purchases, more flexible tickets and more long-haul international bookings, all of which drive superior economics and profitability. For example, according to Skift Research, business travelers may have driven 55% to 75% of profits for major airlines prior to the outbreak of the COVID-19 pandemic, even though they represent a minority of bookings. As the world’s leading B2B travel platform by 2021 TTV, we offer travel suppliers access to one of the largest aggregations of this premium demand in the travel industry. Moreover, we believe the composition of our bookings is uniquely valuable compared to typical B2B bookings. Due to the nature and mix of our client types, our clients typically choose premium tickets that we estimate are on average approximately 40% higher than the average TMC booking. In addition, more than half of our TTV related to air travel is derived from first and business class cabin bookings.

We offer travel suppliers efficient access to this premium demand. For example, we estimate that the total distribution cost through us is comparable (as a percentage of booking value) to the reported selling costs for at least our top five airline clients and even more cost-effective when considering the technology investment and servicing cost savings our travel suppliers realize.

These high value relationships and economics are powered by the GBT Supply MarketPlace, our unified platform encompassing the GDS and non-GDS content aggregation that connects all of our travel suppliers and content to the POS our clients and travelers use. We believe this provides value to travel suppliers by eliminating the need to invest in complex business client POS environments while also providing them with the capabilities they need to market, promote and sell their content, products and services effectively.

We have extensive experience working closely with travel suppliers to deliver their objectives and create value for clients. We have a dedicated team of proprietary content acquisition and revenue management specialists providing data insight, backed by advanced optimization tools and data analytics that deliver compelling solutions to travel suppliers.

We believe our offerings create a strong incentive for travel suppliers to deliver more content, experiences, and savings specifically for our clients. This includes Preferred Extras that are not available to the general public, which provides clients with value through extra amenities and savings from exclusive fares. For example, more than 90 airlines and more than 60,000 hotel properties participated in the Preferred Extras program, with clients benefiting from an average saving of approximately 7% compared to public fares when they used Preferred Extras content, in addition to benefiting from extra amenities and perks such as free Wi- Fi, breakfast, last-room availability and loyalty benefits.

Cutting-Edge Proprietary Technology Platform Seamlessly Integrated into our Operations

Business clients and travelers expect a single integrated global platform to drive seamless experiences and integration with their chosen systems. Our approach provides a differentiated mix of a full end-to-end proprietary solution set as well as a flexible architecture integrating the myriad third-party solutions that our clients request. We believe the capacity to offer both end-to-end proprietary solutions and global, seamless integrations is a differentiator relative to our competitors.

Our core platform is the foundation of our ability to deliver this value. The core platform sits at the heart of our business and is custom-built to integrate with our solutions and the technology ecosystems of business clients, travel suppliers and technology partners, providing seamless experiences and technology- enabled solutions. The core platform demonstrates how the GBT Flywheel enables enhanced investment in our technology to drive better outcomes for our clients and travel suppliers.

By increasingly owning both the traveler experience (whether through Neo, GBT Mobile or Chat) and the distribution technology (through the GBT Supply MarketPlace), we deliver content to travelers the way they want it. This technology makes us one of the few TMCs to have a full digital POS solution and content delivery technology. Our technology allows us to control our digital roadmap, including with respect to content aggregation, and user experiences with merchandising and retailing of content to generate the maximum benefit for travelers, clients and travel suppliers. Owning this technology drives efficiencies in our own operations and provides us with a unique position in the marketplace by supporting the distribution needs of travel suppliers, as well as enhancing the quality of the user experience and driving savings for our clients and their travelers.

On top of the platform is a full digital solution set, for both traveler satisfaction and productivity enhancement. This allows us to offer self-service solutions or agent facilitated interactions through all the channels that travelers want: online, through GBT’s Mobile App or through e-mail or chat. We also have end- to-end digital solutions that enable full travel spend visibility, control and compliance and support our clients’ travel management needs, such as traveler tracking, reporting and insights, travel approvals, continuous rate search and unused ticket tracking. We continuously build on our expansive data repository and we deploy extensive data analytics, including sustainability metrics, to generate actionable insights and improve our products. Our proprietary technology utilizes data analytics capabilities to enhance travel program insights and create a more personalized user experience, which we believe will drive our client reach.

We also offer clients the ability to integrate third-party solutions such as SAP Concur. We seamlessly integrate these solutions, as well as links to core client systems, such as finance and HR applications, via our flexible Application Programming Interfaces to drive consistent client and traveler experiences. By doing so, we can quickly adapt to client needs while also maintaining robust information security, privacy and compliance safeguards.

Acquired in 2021, Egencia is the world’s leading digital travel management solution providing a strong strategic fit with the GBT platform. The Egencia platform was built as a fully integrated B2B travel software solution. It is differentiated from GBT’s historical solutions because it primarily focuses on digital-first clients (more than 90% of transactions were served through digital channels in 2022) who value a simple, easy to use and integrated standardized end-to-end solution. This approach is highly complementary to the GBT platform, which is modular solution primarily focused on flexibility and configurability of service offerings.

Industry-Leading Standard of Sustainability

On an annual basis, GBT publishes an Environmental, Social and Governance (“ESG”) Report, which includes our ESG strategy and progress in respect of environmental sustainability, diversity, equity and inclusion, and corporate governance matters. This report follows leading ESG frameworks including the United Nations Global Compact, the Global Reporting Initiative, and the Task Force on Climate-related Financial Disclosures (TCFD) reporting guidelines. We continuously identify and assess climate-related risks and opportunities as well as pursue initiatives to promote diversity, equity and inclusion – for all of our stakeholders. GBT has been awarded a platinum rating by EcoVadis, placing our company in the top 1% of assessed companies on corporate social responsibility and sustainable procurement.

Our clients and suppliers are some of the most forward-thinking leaders on corporate environmental and sustainability issues. Alongside more than 4,000 business and financial institutions, GBT has committed to the Science Based Targets initiative (SBTi) and we are working to reduce our emissions in line with climate science. Beyond value chain mitigation, we were amongst the first global travel management companies to offset 100% of carbon emissions for our own business travel. Starting in 2019, we achieved carbon neutrality for our employees’ business travel by purchasing and retiring carbon credits sufficient to account for the estimated carbon emissions associated with our employees’ business travel for the applicable years. We also provide expertise and an efficient marketplace for green business travel and strive to be a catalyst for, and enabler of, industry wide progress. To promote our and our clients’ mutual commitment to a more sustainable future for business travel, we offer an ever-expanding suite of sustainable travel services and solutions, including:

●	Proprietary tools for measuring carbon footprint and options to filter travel by carbon emission levels built into Neo;

●	Access to carbon offset programs that enable our clients to purchase carbon offsets directly; and
●	Industry-leading sustainability consulting, analytics and meetings and events proposition, including Green Compass;
●	Solutions designed to decarbonize the travel sector, including the 2022 launch of Avelia, one of the world’s first blockchain-powered book-and-claim digital platforms designed to help scale the supply and demand of sustainable aviation fuel, in collaboration with our clients and industry partners.

Attractive Financial Profile with Diversified Revenue Streams and a Flexible Cost Structure

Our types and sources of revenue are highly diversified. We receive revenue from clients, travel suppliers and Network Partners for air, hotel, car rental, rail or other travel-related transactions as well as a broad range of non-transaction related products and services. No single client accounted for more than 2% of our revenue in 2022.

Travel Revenues are primarily driven by transaction volumes, with volume floors included in some of our client contracts. Product and Professional Services Revenues, which constituted 24% of our total revenue in 2019, 41% of our total revenue in 2020, 42% of our total revenue in 2021 and 22% of our total revenue in 2022, are not directly driven by transaction volume. This revenue mix allows us to mitigate volume downside risk while benefiting from growth in our business as well as the underlying growth in the B2B travel industry.

Business resilience is further enhanced by our flexible cost structure, enabling us to quickly and efficiently react to changes in the demand for travel management services. For information regarding the cost-reduction measures we took in response to the COVID-19 pandemic, see “Business — Recent Performance and COVID-19 Update” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Key Factors Affecting Our Results of Operations — Impact of the COVID-19 Pandemic.”

Management Team with Industry-Leading Experience

We are led by a highly experienced management team with a track record of delivering results. The team has diverse backgrounds and experiences, both from inside and outside the travel industry.

They have successfully managed the business through the formation of the JV, as well as through several acquisitions and transformations, while delivering consistent growth. They have also deftly managed the challenges of the COVID-19 pandemic together, taking roles as industry leaders in supporting the emerging resurgence of travel, and have the expertise and leadership required to execute on our growth strategy.

Our Growth Strategy

We believe GBT has significant runway for growth and margin expansion opportunity, enabled by our differentiated industry position. Our growth strategy is focused on realizing this opportunity through multiple levers to drive growth, accelerating our new wins with our strengthened value proposition and industry tailwinds from increased need for high quality managed travel solutions, growing our leadership in the large and fast-growing SME segment, further benefiting from shifts towards managed travel in these segments, delivering further value through M&A and expanding our GBT Partner Solutions business. We are also positioned to be a more profitable business and drive margin expansion through the structural cost reductions undertaken during the COVID-19 pandemic, enabling higher underlying margins compared to 2019, a proven approach to delivering synergies to drive value from recent and future M&A, a modern and agile technology platform well- equipped to drive sustained productivity improvements and increasing exposure to the high margin SME segment.

We regularly consider acquisition opportunities as well as other forms of business combinations. Historically, we have been involved in numerous transactions of various magnitudes, for consideration which included cash, securities or combinations thereof. We are continuing to evaluate and to pursue appropriate acquisition and combination opportunities as they arise in the expansion of our operations. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. As part of our regular on-going evaluation of acquisition opportunities, we are currently engaged in a number of unrelated preliminary discussions concerning possible acquisitions. We are in the early stages of such discussions and have not entered into any agreement with respect to any possible acquisitions not expressly described in this Annual Report. The purchase price for possible acquisitions may be paid in cash, through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. Prior to consummating any such possible acquisition, we, among other things, will have to satisfactorily complete our due diligence investigation, negotiate the financial and other terms (including price) and conditions of such acquisitions, obtain necessary consents and approvals and, if necessary, obtain financing. The fact that we are subject to supervision, examination and regulation by Federal Reserve under the BHC Act could limit our ability to engage in acquisition activity (See “Risk Factors — Risks Relating to Regulatory, Tax and Litigation Matters — Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition”). Furthermore, our ability to consummate and finance acquisitions may be limited by the terms of our existing or future debt arrangements. We cannot predict if any such acquisition will be consummated or, if consummated, will result in a financial or other benefit to us. See “Risk Factors — Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business — We may be unable to identify and consummate new acquisition opportunities, which would significantly impact our growth strategy.”

Capitalize on our Differentiated Value Proposition and Technology Platform

Since the formation of the JV, we have invested approximately $1.4 billion in product and platform, to deliver the leading B2B travel platform, including exceptional traveler experience and leading travel program management tools and capabilities. Our proprietary technology utilizes data analytics capabilities to enhance travel program insights and create a more personalized user experience, which we believe will drive our client reach. We intend to expand our value proposition through the continued integration of travel and expense and payment tools. In addition, the GBT Supply MarketPlace aggregates and optimizes content delivery, which we believe will solve critical problems for business clients, travel suppliers and Network Partners.

With increased capabilities and functionality, we can deliver more value for our clients and potentially capture a higher share of travel spend from our clients. Our efforts are evidenced in strong retention and business growth rates. We believe that continuing to invest in our digital transformation will also improve client satisfaction while reducing costs. We plan to continue expanding our technology suite in order to seamlessly deliver on clients’ needs in each target segment and to execute on opportunities designed to further improve profitability.

Strengthen Position in Global and Multinational Segment

We believe our value proposition to business clients was strengthened by the COVID-19 pandemic, which underscored our high-quality service and created a flight to service quality, where quality of service became highly prioritized as a critical buying factor. As a result of this paradigm shift, newly won client expected annual value and growth in client and traveler satisfaction performance has strengthened compared to our pre-pandemic trend. We provide one of the most complete business travel solutions for business clients, and we believe our differentiated value proposition will enable us to continue to grow in this segment. Business clients require sophisticated capabilities on a global scale, and we believe that we can deliver them through our platform and solutions, high-quality traveler service and suite of professional services.

We plan to continue to grow through new client wins and expanding upon our existing relationships by providing more comprehensive solutions, including meetings and events planning, consulting, outsourced services and more products and technology that are integrated into our clients to provide the best possible experience and value.

Accelerate Penetration in SME Segment

We are focused on growth in the SME segment, which we believe represents a large and profitable opportunity for our business. In 2019, estimated global SME total travel spend was approximately $945 billion, including both significant managed and unmanaged spend. We estimate $675 million of the global SME segment is unmanaged, representing a large growth opportunity.

Ovation (including the Ovation and Lawyers Travel services) and Egencia, are two of our SME-focused acquisitions in 2021 that demonstrate our commitment and ability to execute in the SME segment. Ovation and Lawyers Travel are leading solutions for the high-touch segment where personal, human service remains a key buying criterion. Egencia is a leading SME software platform where a largely self-service model is desired. GBT, together with Ovation and Egencia, has the capability of serving SMEs with a variety of solutions designed to meet their needs.

We launched Neo1, a fully self-registered SME expense management tool in the UK in 2020 and in the U.S. in 2021.

With these two businesses and our SME expense management tool, we intend to unlock significant potential in the SME segment through new business development with unmanaged clients and increasing value with our existing client base.

Accelerate the Deployment of our GBT Partner Solutions Platform

We believe there is significant opportunity to further expand our GBT Partner Solutions platform to serve other TMCs and drive high-margin growth due to the high degree of fragmentation within the travel industry. We believe there is strong demand for partnerships driven by investment constraints of other TMCs, content fragmentation and the increased technology needs of the client. We view GBT Partner Solutions as an opportunity to appeal to unmanaged SME clients through our Network Partners while further establishing us as an important outsourced supplier to the industry for premium products, services and content.

With increased scale through third-party travel agency partnerships, we can improve our broader economics from a larger aggregate volume base, increased return on investment and broadened geographic reach with a more global footprint. This has helped increase the scale of our platform and provided attractive margins and capital efficient growth.

Pursue Strategic and Accretive M&A

We have historically built scale and added capabilities through M&A activity and expect to continue to pursue strategic opportunities to complement our platform. We have demonstrated an ability to execute accretive and synergistic acquisitions as well as integrate and fundamentally improve our acquired businesses.

We intend to broaden our diverse portfolio of leading travel management services and our geographic reach, which will allow us to add more business clients and travel suppliers to our platform, driving top-line growth as well as enhancing our technology capabilities and value proposition to deliver increasing value across our client base. We actively monitor and evaluate our M&A pipeline across all our strategic pillars for key opportunities in SME, high growth regions and technology capabilities. Our industry is highly fragmented with hundreds of TMCs, providing a large and attractive pool of potential M&A opportunities. We believe there remains significant M&A opportunity in the business travel industry and adjacent industries that could continue to create growth opportunities for us in the future. This provides a large opportunity to target strategic acquisitions, joint ventures and partnerships to improve our geographic footprint and capabilities. We may be required to raise additional capital through new equity or the incurrence of additional indebtedness to support our acquisition strategy.

Earnings Growth Through Productivity and Automation

We have ongoing digital transformation and automation initiatives to increase efficiency in the wake of the COVID-19 pandemic. For example, by bringing more solutions from our core platform into our travel counselor toolkit, we can automate more processes, as well as create more self-service and “co-pilot” solutions for travel counselors that combine automation with human service. We believe this type of servicing delivers the best of both worlds in achieving traveler satisfaction and efficiency.

Together, these initiatives will enable us to deliver a higher level of service, thus benefiting clients, travelers and our business. Combined with the structural cost reductions delivered during the COVID-19 pandemic, we believe we are in a strong position to realize and maintain higher margins going forward.

Egencia Acquisition

The Egencia Acquisition was consummated on November 1, 2021, and Expedia became an indirect holder of approximately 19% of the equity interests of GBT JerseyCo, excluding preferred shares and profit shares of GBT JerseyCo, GBT MIP Options and GBT MIP Shares.

The Egencia value proposition focuses on clients that value a software solution and a primarily digitally delivered self-service model. Egencia is a compelling globally consistent solution that is custom- built to solve for the critical needs of these clients.

●	At the heart of the value proposition is easy to use and intuitive self-service technology for the traveler, the travel arranger and the client.
●	Integrated solution, including a proprietary online and mobile booking and trip management experience and full suite of self-service travel management tools powered by both Expedia content and GBT Supply MarketPlace, provides full ownership of the traveler and client experience.
●	Extensive automation and data environment power a highly digitalized service platform, using modern machine learning and AI solutions in a data-science driven approach.
●	The digital solution is supplemented by a streamlined traveler and client support infrastructure, offering 24/7 support through our highly qualified travel consultants.

The Egencia solution, footprint and capabilities are complementary to our business and further accelerate our growth strategy. In particular, the Egencia Acquisition:

●	Substantially enhances our capabilities in the SME segment to significantly broaden its addressable client base;
●	Complements our SME value proposition with Egencia’s software solution specifically built for “digital-first” SME clients who want a seamless program that delivers full traveler tools and control at a lower cost; and
●	Provides leading edge traveler and client experience as well as innovation capability powered by an experienced, proven travel technology talent base.

On November 1, 2021, EAN.com LP, an affiliate of Expedia, entered into that certain Marketing Partner Agreement, which is a ten-year term marketing partner agreement with an affiliate of GBT to provide GBT’s clients with access to Expedia Group hotel content through the GBT Supply MarketPlace, which requires EAN.com LP to meet certain competitiveness thresholds with respect to the Expedia Group hotel content offered to GBT and requires GBT to satisfy certain share of wallet commitments to EAN.com LP.

As part of the Egencia Acquisition, on November 1, 2021, GBT UK entered into a Transition Services Agreement with Expedia, Inc. (the “Egencia TSA”), pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provide certain transition services to facilitate an orderly transfer of Egencia from Expedia, Inc. to GBT.

The Egencia Acquisition represents our ninth acquisition since the formation of the JV in June 2014, demonstrating GBT’s ability to identify highly strategic targets and successfully execute on value-enhancing M&A.

Recent Performance and COVID-19 Update

The COVID-19 pandemic has caused material declines in demand within the travel industry and has consequently adversely and materially affected our business, results of operations and financial condition since March 2020. Historically, significant events affecting travel, such as the terrorist attacks of September 11, 2001 and the 2003 outbreak of SARS, have an impact on booking patterns, with the full extent of the impact generally determined by the length of time the event and related government and societal reactions influence travel decisions. However, after each event business travel spend has recovered and continued to grow. The COVID-19 pandemic has had a significant adverse effect on the travel industry, global travel bookings and on our business, financial condition and operating results. Some adverse effect is likely to continue until the spread of COVID-19 is further contained and may continue thereafter, particularly if government regulation of, and employer and employee attitudes toward, business travel change in a lasting way. In addition, due to the COVID-19 pandemic, the adoption of teleconference and virtual meeting technologies significantly increased. The extent of permanent, structural substitution of business travel by such alternatives, if any, remains uncertain. In the three months ended December 31, 2022, transaction volumes recovered to 72% compared to the same period for 2019, and 82% recovered for the SME customer base. The trend continues to be positive with some key geographies still in the process of relaxing tight travel restrictions imposed during the COVID-19 pandemic. Nonetheless, the speed of the full recovery or extent of any permanent impact on demand remains difficult to predict until industry recovery in key geographies and segments is more advanced. In addition, we are seeing many clients adopt hybrid meetings, which include a combination of in-person and virtual attendees. For additional information, see “Risk Factors — Risks Relating to Our Business and Industry.”

While the full recovery from the COVID-19 pandemic is inherently uncertain, with vaccinations and new treatments containing COVID-19, we believe the longer-term opportunity for us remains strong. Our customer service was especially valuable to travelers since the start of the pandemic - during the initial outbreak of COVID-19 we repatriated more than 100,000 travelers and have continued to effectively support travelers through periods of high disruption. Our traveler satisfaction averaged 92% since 2020, the highest since the formation of the JV in 2014. We are confident in the future of business travel as the estimated $1.4 trillion industry opportunity as of 2019 provides ample runway for growth. Following the COVID-19 pandemic, we believe the need for high-quality travel management solutions with a focus on employee safety and well-being will be more important than ever. In addition, with our additional capabilities in the SME segment, we believe the opportunity for us to leverage these capabilities and grow the SME business is substantial.

Following the onset of the COVID-19 pandemic, in March 2020, we took immediate action to reduce our operating expenses and preserve cash through our COVID-19 Business Response Plan (the “COVID-19 BRP”). These actions reduced the 2020 and 2021 operating expenses by $574 million and $605 million, respectively, compared to the same time period of 2019, representing a reduction of 33% in 2020 and 34% in 2021, demonstrating the flexibility in our operating model. “Total Operating Expenses” is defined as excluding depreciation and amortization and restructuring charges, net of the incremental operating expenses from the Egencia and Ovation acquisitions, consisting of reductions of salary and benefits and other operating expenses costs reductions. Restructuring charges during the year ended December 31, 2020 were primarily related to severance costs incurred for headcount reduction and impairment charges from closures of certain of our offices. Key action items spanned: (i) employee cost-reduction measures (including salary and hiring freezes, pay reductions, furloughs and headcount reductions and other adjustments to salary and benefits), (ii) vendor cost-reduction measures (including vendor contract renegotiations, harmonization of mid- and back-office activities, technology and real estate rationalization) and (iii) other cost-reduction measures (including with respect to non-essential capital expenditures). Such actions are expected to result in $235 million of annualized permanent cost reductions at full recovery that were delivered through structural efficiency gains, which we believe will enhance the underlying profitability of our business going forward.

We continue to win new business by strengthening our value proposition for business clients, travel suppliers and Network Partners. In 2022, we significantly strengthened customer value. We delivered

(a)	Total New Wins Value of $3.5 billion at current recovery levels,
(b)	95% customer retention rate in 2022,
(c)	over 90% customer satisfaction score (excludes Egencia and Ovation), and
(d)	major new customer wins.

As a way to continue to grow the business, we continuously sell our solutions and services to organizations that currently do not manage their travel program with GBT. We measure new sales in terms of the average annual spend expected to be served under the contract over its term, which is usually three years, as estimated by clients. Given the recovery trajectory in the near term, the standard practice adopted by clients since the onset of the COVID-19 pandemic has been to quantify spend in terms of 2019 benchmark. We have followed this practice in how we value new wins.

Liquidity Update

Throughout the COVID-19 pandemic, we have remained focused on preserving liquidity to ensure that we emerge as a stronger competitor and maximize flexibility to react to the shape of the recovery from the COVID-19 pandemic.

On May 27, 2022, we completed our Business Combination transaction. After considering payments of certain transaction expenses and redemption of GBT JerseyCo’s preferred shares of $168 million (including accrued dividends thereon until the Closing Date), we received net proceeds of $128 million upon Closing.

On January 25, 2023, we entered into an amendment to the Senior Secured Credit Agreement (the “Senior Secured Credit Agreement Amendment”) to, among other things, provide additional term loans in an aggregate principal amount equal to $135 million to be used for general corporate purposes. The additional term loans made under the newly established tranche B-4 term facility have substantially the same terms as the existing loans under the Senior Secured Credit Agreement’s tranche B-3 term facility after giving effect to the amendment. The amendment also extended the maturity of the $50 million revolving credit facility under the Senior Secured Credit Agreement from August 2023 to September 2026, subject to a springing maturity provision. The revolving credit facility will automatically terminate on May 14, 2025 if the initial term loans under the Senior Secured Credit Agreement have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025. The revolving credit facility remained undrawn as of December 31, 2022.

The amendment to the Senior Secured Credit Agreement described above suspended the testing of our leverage-based financial covenant through July 1, 2024 (unless we elect to demonstrate compliance on an earlier date). Additionally, the amendment imposed further conditions to draw under our revolving credit facility during the suspension period, including minimum and maximum liquidity requirements and prohibitions on certain restricted payments and debt incurrences. Utilization of our revolving credit facility may be effectively limited in future periods if we are unable to comply with the additional borrowing conditions that apply during the suspension period or with the leverage- and liquidity-based financial covenant requirements for such facility contained in the Senior Secured Credit Agreement when required.

The proceeds from these financing arrangements have been and will continue to be used to reinforce our liquidity position and preserve financial flexibility. We believe this additional flexibility will be important given our limited ability to predict our future financial performance due to the uncertainty associated with the COVID-19 pandemic and the measures implemented in reaction to the COVID-19 pandemic.

As of December 31, 2022, we had cash and cash equivalents of approximately $303 million, which represents a decrease of $213 million compared to cash and cash equivalents of $516 million at December 31, 2021. The decrease as of December 31, 2022 compared to December 31, 2021 was primarily driven by cash outflows from our operating and investing activities.

While it remains difficult to predict the precise path to recovery from the COVID-19 pandemic and certain changes in business practices may become permanent, we remain confident that travel will recover and we believe we are well positioned to respond to rapidly evolving scenarios. We continue to believe we will play a critical role in that recovery and beyond by continuing to actively support our clients, partners and employees worldwide.

We believe, based on our current operating plan, that our existing cash and cash equivalents, together with the Senior Secured Revolving Credit Facility, and cash flows from operating activities, will be sufficient to meet our anticipated cash needs for working capital, financial liabilities, capital expenditures and business expansion for at least the next 12 months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Furthermore, we cannot assure you that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the Senior Secured Credit Agreement in the future. In addition, utilization of the Senior Secured Revolving Credit Facility may be effectively limited to the extent we are unable to comply with the additional borrowing conditions that apply during the suspension period or with the leverage- and liquidity-based financial covenant requirements for such facility contained in the Senior Secured Credit Agreement when required.

There is also no assurance whether or when the GBTG MIP Options may be exercised, which could impact our liquidity position. To the extent that the GBTG MIP Options are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the GBTG MIP Options will decrease. We believe the likelihood that GBTG MIP Option holders will exercise their GBTG MIP Options, and therefore the amount of cash proceeds that we would receive is, among other things, dependent upon the market price of our Class A Common Stock. If the market price for our Class A Common Stock is less than the applicable exercise price ($7.23 to $14.58 for the GBTG MIP Options), we believe such holders will be unlikely to exercise their GBTG MIP Options, as applicable.

For additional information, see “— Description of Certain Indebtedness,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources,” “Risk Factors — Risks Relating to Our Business and Industry,” and “Risk Factors — Risks Relating to Our Indebtedness.”

Description of Certain Indebtedness

The following is a summary of the material terms of the Senior Secured Credit Agreement and related amendments thereto as of the date of this Annual Report. This summary is qualified in its entirety by reference to the complete text of the Senior Secured Credit Agreement and the amendments thereto, all of which are included as exhibits to this Annual Report. You are urged to read carefully the Senior Secured Credit Agreement and the amendments thereto in their entirety.

Senior Secured Credit Agreement

On August 13, 2018, certain of our subsidiaries entered into the Senior Secured Credit Agreement, by and among GBT Group Services B.V. (the “Borrower”), GBT III, as the original parent guarantor, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders and letter of credit issuers from time to time party thereto, which initially provided for $250 million of Senior Secured Initial Term Loans and the $50 million Senior Secured Revolving Credit Facility. In December 2019, the Senior Secured Credit Agreement was modified to, among other things, permit certain internal reorganization transactions and add GBT UK TopCo Limited, a wholly-owned direct subsidiary of GBT, as the parent guarantor. On September 4, 2020, $400 million of Senior Secured Prior Tranche B-1 Term Loans were borrowed under an incremental facility that was established pursuant to an amendment to the Senior Secured Credit Agreement. On January 20, 2021, the Senior Secured Credit Agreement was further amended to, among other things, (i) establish the $200 million Senior Secured Prior Tranche B-2 Term Loan Facility and (ii) modify certain terms applicable to the Senior Secured Prior Tranche B-1 Term Loans. On December 2, 2021, the Borrower obtained commitments for the $1,000 million Senior Secured New Tranche B-3 Term Loan Facilities. Effective as of December 16, 2021, the Senior Secured Credit Agreement was amended to, among other things, establish the Senior Secured New Tranche B-3 Term Loan Facilities, a portion of which was applied to refinance and repay in full the Senior Secured Prior Tranche B-1 Term Loans and the Senior Secured Prior Tranche B-2 Term Loan Facility. On January 25, 2023, the Senior Secured Credit Agreement was further amended to, among other things, (i) establish the $135 million Senior Secured New Tranche B-4 Term Loan Facility (together with the Senior Secured Initial Term Loans and the Senior Secured New Tranche B-3 Term Loan Facilities, the “Senior Secured Term Loan Facilities”) and (ii) modify certain terms applicable to the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured Revolving Credit Facility. The various amendments referred to above also modified certain covenants and certain other terms of the Senior Secured Credit Agreement.

Term Loan Facilities

Senior Secured Initial Term Loans in an aggregate principal amount of $250 million were drawn in full at the original closing of the Senior Secured Credit Agreement, and the proceeds therefrom were used for general corporate purposes, including repayment of a then-existing bridge facility that was incurred to finance our July 2018 acquisition of HRG. Loans in an aggregate principal amount of $800 million were drawn under the Senior Secured New Tranche B-3 Term Loan Facilities on December 16, 2021, a portion of which was applied to refinance and repay in full the Senior Secured Prior Tranche B-1 Term Loans and the Senior Secured Prior Tranche B-2 Term Loan Facility, and, in connection therewith, the remaining unused commitments under the Senior Secured Prior Tranche B-2 Term Loan Facility were terminated. The then remaining $200 million of commitments under the Senior Secured New Tranche B-3 Term Loan Facilities were available on a delayed-draw basis for an up to six-month period after the initial borrowing date under the Senior Secured New Tranche B-3 Term Loan Facilities, subject to certain customary borrowing conditions, to be used for ongoing working capital requirements and other general corporate purposes permitted by the Senior Secured Credit Agreement. On May 19, 2022, $100 million of term loans were borrowed from such $200 million of delayed draw commitments under the Senior Secured New Tranche B-3 Term Loan Facilities. On June 9, 2022, an additional $100 million of term loans were borrowed from the last remaining delayed draw commitments under the Senior Secured New Tranche B-3 Term Loan Facilities. On January 25, 2023, an additional $135 million of term loans were borrowed under the Senior Secured New Tranche B-4 Term Loan

Facility. Lenders under the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility include funds managed or advised by certain affiliates of the Sponsor and affiliates of certain PIPE Investors.

The Senior Secured Initial Term Loans mature, and all amounts outstanding thereunder will become due and payable in full, on August 13, 2025. Principal amounts outstanding under the Senior Secured Initial Term Loans are required to be repaid on a quarterly basis at an amortization rate of 1.00% per annum, with the balance due at maturity. The Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility mature, and all amounts outstanding thereunder will become due and payable in full, on December 16, 2026. Neither the Senior Secured New Tranche B-3 Term Loan Facilities nor the Senior Secured New Tranche B-4 Term Loan Facility do not have any scheduled amortization payments prior to maturity.

At the option of the Borrower (upon prior written notice), amounts borrowed under one or more of the Senior Secured Term Loan Facilities (as selected by the Borrower) may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (x) any applicable prepayment premium required to be paid with respect to the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility, as described below, and (y) customary breakage costs in connection with certain prepayments of loans bearing interest at a rate based on LIBOR). Subject to certain exceptions set forth in the Senior Secured Credit Agreement, the Borrower is required to prepay loans under the Senior Secured Term Loan Facilities with (i) 50% (subject to leverage-based stepdowns) of annual excess cash flow (calculated in a manner set forth in the Senior Secured Credit Agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based stepdowns) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.

Any voluntary prepayment or debt incurrence mandatory prepayment event with respect to any loan under the Senior Secured New Tranche B-3 Term Loan Facilities or the Senior Secured New Tranche B-4 Term Loan Facility shall be subject to the following prepayment premium: (i) a make-whole amount with respect to any such prepayment prior to the 18-month anniversary of the initial borrowing date under the Senior Secured New Tranche B-4 Term Loan Facility equal to 2.25% of the principal amount of the loans under the Senior Secured New Tranche B-3 Term Loan Facilities or the Senior Secured New Tranche B-4 Term Loan Facility being prepaid plus the present value of the amount of interest that would have been paid on such loan for the period from the date of such prepayment through the end of such 18-month period, and (ii) 2.25% of the principal amount of the loans under the Senior Secured New Tranche B-3 Term Loan Facilities or the Senior Secured New Tranche B-4 Term Loan Facility being prepaid with respect to any such prepayment on or after the 18-month anniversary, but prior to the 30-month anniversary, of the initial borrowing date under the Senior Secured New Tranche B-4 Term Loan Facility. The applicable prepayment premium is also due upon acceleration of the Senior Secured New Tranche B-3 Term Loan Facilities or the Senior Secured New Tranche B-4 Term Loan Facility.

As of December 31, 2022, an aggregate principal amount of $241 million of Senior Secured Initial Term Loans and $1,000 million of loans under the Senior Secured New Tranche B-3 Term Loan Facilities were outstanding under the Senior Secured Credit Agreement, and there were no unutilized term loan commitments remaining outstanding under the Senior Secured Credit Agreement as of such date.

Senior Secured Revolving Credit Facility

The Senior Secured Revolving Credit Facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings.

The January 2023 amendment to the Senior Secured Credit Agreement, among other things, suspended the testing of our leverage-based financial covenant through July 1, 2024 (unless we elect to demonstrate compliance on an earlier date). Extensions of credit under the Senior Secured Revolving Credit Facility are generally subject to customary borrowing conditions, but additional borrowing conditions apply during the covenant suspension period, including minimum and maximum liquidity requirements and prohibitions on certain restricted payments and debt incurrences. Any such prohibited restricted payment or debt incurrence would also trigger an automatic reduction to zero of the commitments under the Senior Secured Revolving Credit Facility for the duration of the suspension period, which would give rise to prepayment and/or cash collateral requirements in respect of then-current utilization of the Senior Secured Revolving Credit Facility. The proceeds from borrowings under the Senior Secured Revolving Credit Facility may be used for working capital and other general corporate purposes. The Senior Secured Revolving Credit Facility matures, and all amounts outstanding thereunder will become due and payable in full, on September 16, 2026, subject to a springing maturity provision. The Senior Secured Revolving Credit Facility will automatically terminate on May 14, 2025 if the Senior Secured Initial Term Loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025. At the option of the Borrower (upon prior written notice), amounts borrowed under the Senior Secured Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty. As of December 31, 2022, no borrowings or letters of credit were outstanding under the Senior Secured Revolving Credit Facility.

Security; Guarantees

GBT UK TopCo Limited, a wholly-owned direct subsidiary of GBT, and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with the Borrower, the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the Senior Secured Credit Agreement and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of the consolidated total assets of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties; provided that such coverage test shall instead be calculated based on 70% of Consolidated EBITDA (as defined in the Senior Secured Credit Agreement, the calculation of which differs from our calculation of Adjusted EBITDA included elsewhere in this Annual Report) of the Loan Parties and their subsidiaries for the four prior fiscal quarters, commencing with the first quarterly test date after January 2021 on which Consolidated EBITDA of the Loan Parties and their subsidiaries exceeds $100 million. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties. The Borrower may (but is not required to) join GBT JerseyCo and GBTG as additional guarantors under the Senior Secured Credit Agreement, subject to satisfying the requirements set forth therein.

Interest and Certain Fees

Loans outstanding under the Senior Secured Credit Agreement accrue interest at a variable interest rate based on either LIBOR, adjusted SOFR or the “base rate” (as defined in the Senior Secured Credit Agreement), plus an applicable margin (with a 1.00% SOFR floor for loans under the Senior Secured New Tranche B-3 Term Loan Facilities, the Senior Secured New Tranche B-4 Term Loan Facility and the Senior Secured Revolving Credit Facility, and a 0.00% LIBOR floor for the Senior Secured Initial Term Loans). The Senior Secured Initial Term Loans have an applicable margin of 2.50% per annum for LIBOR loans and 1.50% per annum for base rate loans. For any period for which accrued interest is paid in cash, the applicable margin for loans under the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility is initially 6.75% per annum for SOFR loans and 5.75% per annum for base rate loans and, commencing with the test period ending September 30, 2023, will vary with the total leverage ratio (calculated in a manner set forth in the Senior Secured Credit Agreement), ranging from 5.25% to 6.75% per annum for SOFR loans and 4.25% to 5.75% per annum for base rate loans. Until December 16, 2023, the Borrower will have the option to pay accrued interest on loans under the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility at a rate equal to (i) adjusted SOFR (with a 1.00% SOFR floor) plus 4.00% per annum with respect to the portion required to be paid in cash plus (ii) 4.00% per annum with respect to the portion paid in kind by adding such interest to the principal amount of the loans. Loans outstanding under the Senior Secured Revolving Credit Facility have an initial applicable margin of 6.25% per annum for SOFR loans and 5.25% per annum for base rate loans and, commencing with the test period ending September 30, 2023, will vary with the total leverage ratio (calculated in a manner set forth in the Senior Secured Credit Agreement), ranging from 4.75% to 6.25% per annum for SOFR loans and 3.75% to 5.25% per annum for base rate loans. If any amount owing under the Senior Secured Credit Agreement is not paid when due, then such overdue amount would thereafter bear interest at a rate that is 2.00% per annum in excess of the interest rate otherwise payable thereon. Interest on the loans outstanding under the Senior Secured Credit Agreement is payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). As of December 31, 2022, the applicable interest rate in effect was 6.88% for the Senior Secured Initial Term Loans and 11.23% for loans under the Senior Secured New Tranche B-3 Term Loan Facilities. The Borrower paid $15 million of upfront fees for the commitments of the lenders under the Senior Secured New Tranche B-3 Term Loan Facilities. The Borrower was required to pay a fee of 3.00% per annum on the actual daily unused delayed draw commitments under the Senior Secured New Tranche B-3 Term Loan Facilities. The Borrower paid approximately $3.78 million of upfront fees for the commitments of the lenders under the Senior Secured New Tranche B-4 Term Loan Facility. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the Senior Secured Revolving Credit Facility, payable quarterly in arrears. The Borrower is also obligated to pay other customary fees described in the Senior Secured Credit Agreement.

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

Certain restricted payments and debt incurrences that would otherwise be permitted under the Senior Secured Credit Agreement cannot be made during the suspension period implemented pursuant to the January 2023 amendment to the Senior Secured Credit Agreement. Any such prohibited payment or incurrence would trigger an automatic reduction to zero of the commitments under the Senior Secured Revolving Credit Facility for the duration of the suspension period, which would give rise to prepayment and/or cash collateral requirements in respect of then-current utilization of the Senior Secured Revolving Credit Facility. Additionally, any such payment or incurrence would constitute a violation of the Senior Secured Credit Agreement if any revolving loans would be outstanding immediately thereafter.

The Senior Secured Credit Agreement also requires that an aggregate amount of Liquidity, as defined in the Senior Secured Credit Agreement, equal to at least $200 million be maintained as of the end of each calendar month. Liquidity is calculated as the aggregate amount of unrestricted cash and cash equivalents of the Loan Parties and their subsidiaries plus, under certain circumstances, the unused amount available to be drawn under the Senior Secured Revolving Credit Facility.

The Senior Secured Credit Agreement also contains an additional financial covenant applicable solely to the Senior Secured Revolving Credit Facility that requires the first lien net leverage ratio to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which (a) the suspension period is not in effect and (b) the aggregate principal amount of outstanding loans and letters of credit under the Senior Secured Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Senior Secured Revolving Credit Facility. The Senior Secured Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the Senior Secured Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. The first lien net leverage ratio is calculated as the ratio of (i) the aggregate principal amount of funded indebtedness and capital lease obligations of the Loan Parties and their subsidiaries that are secured by liens that rank pari passu with or senior in priority to the liens securing the obligations under the Senior Secured Credit Agreement, minus the aggregate amount of unrestricted cash and cash equivalents included in the consolidated balance sheet of the Loan Parties and their subsidiaries, as of the relevant test date, to (ii) Consolidated EBITDA (as defined in the Senior Secured Credit Agreement, the calculation of which differs from our calculation of Adjusted EBITDA included elsewhere in this Annual Report and may differ from the calculation of Consolidated EBITDA for other purposes under the Senior Secured Credit Agreement) of the Loan Parties and their subsidiaries for the four prior fiscal quarters. Such financial covenant did not apply for the year ended December 31, 2022 and will be suspended through July 1, 2024 (unless we elect to demonstrate compliance on an earlier date).

After giving effect to the Senior Secured Credit Agreement Amendment, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the Senior Secured Credit Agreement as of December 31, 2022.

Events of Default

The Senior Secured Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Senior Secured Credit Agreement or other enforcement actions customary for facilities of this type. Defaults include, but are not limited to, the following:

●	non-payment of principal, interest or other amounts when due under the Senior Secured Credit Agreement;

●	materially incorrect representations or warranties;
●	breaches of covenants;
●	cross-default to other material indebtedness of any of the Loan Parties or their subsidiaries;
●	one or more material monetary judgments against any of the Loan Parties or their subsidiaries remaining undischarged, unpaid or unstayed;
●	certain bankruptcy or insolvency events affecting any of the Loan Parties or any of their material subsidiaries;
●	invalidity of any loan document;
●	certain events with respect to U.S. and/or non-U.S. employee benefit plans and pension plans; and
●	the occurrence of one or more change in control events, which are limited to the following events from and after the Closing (as further described in the Senior Secured Credit Agreement):
●	any person or group (other than any combination of the Sponsor, Amex HoldCo, Juweel, QIA, BlackRock, Inc, Certares, certain of their respective affiliates and/or certain other permitted holders) shall have acquired direct or indirect beneficial ownership of more than 50% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of the Loan Party that is the direct or indirect party of all the other Loan Parties;
●	a majority of the seats (other than vacant seats) on the Board shall be occupied by persons who were not nominated, appointed or approved for election by the Board; and/or
●	100% of the equity interests in the Borrower shall cease to be owned and controlled, directly or indirectly, by the Loan Party that is the direct or indirect parent of all the other Loan Parties.

Sales and Marketing

Our travel management solutions are procured by business clients who choose one or more TMCs to manage their organizations’ travel program. Our Global Customer Partnerships team is focused on developing relationships with, and engaging with, new prospects. They also manage day-to-day relationships with our existing client base, including sales and marketing of our products, services and solutions to our existing clients.

In addition to supporting travelers, our travel counselors and digital self-service channels act as an extension of the salesforce for our travel suppliers, promoting and marketing content in line with our business client and supplier agreements.

Our dedicated Global Supplier Partnerships team works closely with our travel suppliers to promote our solutions to travel suppliers and negotiate proprietary content that delivers value and benefits to our clients.

Our GBT Partner Solutions business is grown by a dedicated sales team that develops relationships and negotiate partnerships with prospective TMCs and independent agents that could benefit from our platform and/or prospective service delivery partners who could become part of our TPN.

We receive marketing funds from certain travel suppliers for use in promotion, product and brand development programs, including national and/or regional marketing, advertising, public relations, social media, research and sales promotion campaigns.

Competition

The travel industry, and the business travel services industry, are highly competitive. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other business travel management service providers, consumer travel agencies and emerging and established online travel agencies. We also compete with travel suppliers, such as airlines and hotels, some of which market their products and services directly to business travelers through B2C channels, including by offering more favorable rates, exclusive products/services and loyalty points to business travelers who purchase directly from such travel suppliers through B2C channels. We also compete against customers determining to self-manage their business travel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations, such as short-term home or condominium rentals, and social media and e-commerce websites. In the future, we may also face increased competition including through the emergence of new competitors or business models. Some of our competitors may have access to more financial resources, greater name recognition and well-established client bases in their target client segments, differentiated business models, technology and other capabilities, or a differentiated geographic coverage, which may make it difficult for us and our Network Partners to retain or attract new clients. Nevertheless, we believe we are distinguished from our competitors by:

●	our ability to provide services tailored to the specific needs of business clients and travelers effectively and efficiently when compared to B2C-focused travel service providers; and
●	our portfolio of solutions that target some of the most attractive segments in business travel, solutions tailored to solve the needs of these segments, our platform that delivers differentiated value and experiences to clients and travelers and our track record of consistent delivery of excellent service and value when compared to other B2B-focused travel service providers.

Intellectual Property

Our intellectual property rights, including our trademarks, copyrights, domain names, proprietary technology and trade secrets, are an important component of our business, and we rely heavily upon our intellectual property and proprietary information in our content, brands, domain names and website URLs and other components that make up our services. We have acquired some of our intellectual property rights and proprietary information through acquisitions, as well as licenses and content agreements with third parties. We protect our intellectual property and proprietary information through registrations, confidentiality procedures and contractual provisions, in addition to international, national, state and common law intellectual property rights.

We depend on the use of sophisticated information technologies and systems, including, but not limited to the following:

●	third-party reservation systems from all the major GDS providers;
●	third-party and company-owned online booking portals for air, hotel, car, cruise, activities, insurance etc.;
●	third-party and company-owned technology that facilitates the marketing of supplier sponsored advertisements and promotions;
●	marketing platforms to attract and acquire quality leads from the internet;
●	third-party and proprietary systems for providing customer service, accepting and processing payments, detecting fraud, etc.;
●	business intelligence tools to deliver insights and reporting for our business travelers;
●	mobile applications to assist our travel advisors in providing just in time services for travelers such as trip or flight recovery tools and destination-related emergency monitoring and alerts;
●	third-party and proprietary systems for various business processes such as ticketing, policy validation, document delivery, invoicing, commission management, operational reporting and finance; and
●	enterprise communication and productivity software, systems and computing devices for our travel advisors.

We continuously improve and upgrade our systems, infrastructure and information security. Over the next several years, we intend to continue to increase the level of investment towards information security to better protect data, communication and transactions. In addition, we plan to invest in technology to allow for the next generation of travel advisors to come onboard quickly without needing to learn complex GDS cryptic commands, while providing them qualified leads to help them build a book of business and grow.

We have also designed processes to streamline travel advisor sales and support workflow to integrate acquired companies efficiently.

Employees and Human Capital Resources

As of December 31, 2022, we had approximately 19,000 employees worldwide with a proprietary presence or operations in 31 countries. While our employees in many European, Asia Pacific and Latin American countries are legally required to be represented by works councils and/or trade unions, our employees in North America are not represented by any labor organization and are not party to any collective bargaining arrangement. We have not experienced any work stoppages and we consider our relationship with our employees to be mutually respectful.

We are committed to rewarding and supporting our employees to enable us to attract and retain top talent globally. Our total compensation package includes competitive base pay (with variable pay programs to reward outstanding performance), bonus programs, long-term incentive programs, benefits programs, retirement savings options and matching contributions, paid time off for sick and vacation, and protected leave time for medical and family care, of which both medical and bonding leaves are paid.

As part of our continuous effort to cultivate a better workplace, we conduct global engagement surveys annually. These surveys focus on a variety of different areas, including engagement and alignment with our GBT behaviors. Although our workforce was primarily remote prior to the COVID-19 pandemic, we transitioned to a 100% remote workforce in 2020. Since that time, we have conducted a series of pulse surveys to understand and respond to the needs of our employees in real time. These pulse surveys focused on topics such as our employees’ continued effectiveness in a remote environment, continued client focus, employee health and well-being and social equity. In the most recent pulse survey performed in July 2022, we achieved a 70% participation rate. We had an overall engagement score of 77%, which is 6% higher than the global high performing benchmark of the most admired corporations as defined by our third-party engagement expert. In addition, 90% of our employees report feeling that people of all backgrounds can succeed at the Company, 8% higher than the global high performing benchmark.

We believe that the development and engagement of our employees is key to our sustainability and growth. We aim to ensure that our hiring and promotional processes are both transparent and equitable. We also provide a range of continuing education programs to our employees to promote their skill and professional development. Our employees have access to product and technology training so that they can stay up to date on product and travel booking tools, as well as leadership, management and professional skills training. We also have a global tuition reimbursement policy available to full-time and part-time employees worldwide.

The health and wellness of our employees is a primary focus. Our employees have access to voluntary wellness programs, tools and resources. In 2020, we expanded our global flexible work program, Better Balance, to make alternative work arrangements available to our employees to suit their needs. This program continues to be in effect.

A key component of our corporate culture is our commitment to creating a globally inclusive workplace. As of December 31, 2022, 67.5% of the global employee headcount was female and, in the U.S., 33.3% of our employees self-identified as part of a minority group. We seek to continuously improve diverse representation in our workforce. In 2020, we established a global Diversity, Equity and Inclusion Center of Excellence to improve colleague awareness, reduce unconscious bias in the workplace and help drive diversity, equity and inclusion across GBT. We now have seven active inclusion groups which are open to all employees.

We remain committed to ensuring that all employees can continuously grow and develop with us.

Facilities

We lease our corporate headquarters in London, United Kingdom pursuant to a lease that expires on April 1, 2025. We believe that our headquarters space is adequate for our needs and we believe that we should be able to renew our lease or secure a similar property without an adverse impact on our operations.

We also routinely make purchases of property and equipment to strengthen our information technology infrastructure and enabling technologies. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Legal Proceedings

We are involved in litigation and other proceedings that arise in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.

Government Regulation

Travel Licenses and Regulation

We maintain travel licenses and/or registrations in the jurisdictions in which they are required. We are required to renew our licenses, typically on an annual basis, and to do so, we must satisfy the licensee renewal requirements of each jurisdiction. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring remedial action, suspension of a license or, ultimately, revocation of a license.

In the United States, our businesses are subject to regulation by the DOT under the U.S. Transportation Code and state agencies under state seller of travel laws and must comply with various rules and regulations governing the holding out, offering, sale and arrangement of travel products and services as a travel agency and, in the case of the DOT, air transportation as a ticket agent. Failure to comply with these rules and regulations could also result in a variety of regulatory actions, including investigations, fines or directives requiring remedial action.

Our businesses also are subject to licensing requirements imposed by airline established organizations, including agent accreditation requirements by the Airlines Reporting Corporation in the United States and, in other countries, the International Air Transport Association (“IATA”). Pursuant to such accreditations, our businesses are authorized to sell and issue tickets on behalf of various airlines, subject to agent rules set by the Airlines Reporting Corporation and the IATA. The failure by our businesses to comply with such rules could result in the suspension or revocation of our authority to sell and issue tickets on behalf of one or more airlines.

As we continue to expand the reach of our services into other regions we are increasingly subject to laws and regulations applicable to travel advisors or tour operators in those regions, including, in some countries, pricing display requirements, licensing and registration requirements, mandatory bonding and travel indemnity fund contributions, industry specific value-added tax regimes and laws regulating the provision of travel packages.

Banking Regulation

Because American Express “controls” GBT for purposes of the BHC Act, GBT is subject to supervision, examination and regulation by the Federal Reserve. The Federal Reserve has broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict our operations and acquisitions and require divestitures. Any of the foregoing could compromise our competitive position, especially because our competitors are not subject to these same regulations. For additional information, see “Risk Factors — Risks Relating to Regulatory, Tax and Litigation Matters — Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition.”

Activities

The BHC Act generally limits bank holding companies, including entities that are deemed “controlled” for BHC Act purposes, to activities that are considered to be banking activities and certain closely related activities. American Express is a bank holding company and has elected to become a financial holding company, which means that it and the entities that are deemed “controlled” for BHC Act purposes are authorized to engage in a broader range of activities. In order to remain eligible for financial holding company status, bank holding companies must meet certain eligibility requirements. If a bank holding company fails meet to these requirements, the bank holding company and any entities that are deemed “controlled” by the bank holding company for BHC Act purposes could be barred from making certain types of acquisitions or investments in reliance on such financial holding company status, and ultimately such entities could be required to discontinue certain activities permitted for financial holding companies.

Acquisitions and Investments

We are subject to banking laws and regulations that limit our investments and acquisitions and, in some limited circumstances, subject them to the prior review and approval of the Federal Reserve.

Privacy, Data Protection, Data Governance, Information and Cyber Security

Regulatory and legislative activity in the areas of privacy, data protection, data governance and information and cyber security continues to increase worldwide. We have established and continue to maintain policies and a governance framework to comply with applicable privacy, data protection, data governance and information and cyber security laws and requirements, meet evolving customer and industry expectations and support and enable business innovation and growth. Our regulators are increasingly focused on ensuring that our privacy, data protection, data governance and information and cyber security-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on data management, data governance and our third-party risk management policies and practices.

We are subject to certain privacy, data protection, data governance and information and cyber security laws in the United States and other countries in which we operate (including countries in the European Union (the “EU”), Australia, Canada, China, Japan, Hong Kong, India, Mexico, and the United Kingdom), some of which are more stringent and/or expansive than the applicable laws in the United States and some of which may conflict with each other. Some countries and the EU have instituted or are considering instituting requirements that make it onerous to transfer personal data to other jurisdictions. Other countries may require in-country data processing and/or in-country storage of data. Compliance with such laws results in higher technology, administrative and other costs for us, and could require use of local technology services. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate. In Europe, the GDPR imposes legal and compliance obligations on companies that process personal data of individuals in the EU, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). The GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities. The UK GDPR, which became effective in January 2021, mirrors the compliance requirements and fine structure of the GDPR.

Anti-Money Laundering, Sanctions and Anti-Corruption Compliance

We are subject to regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (“AML”), sanctions and anti-corruption laws and regulations in the United States and in other jurisdictions in which we operate. Failure to maintain and implement adequate programs and policies and procedures for AML, sanctions and anti-corruption compliance could have material financial, legal and reputational consequences.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These prohibitions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC rules. The OFAC rules prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity or country. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. We maintain a global sanctions program designed to ensure compliance with OFAC requirements. Failure to comply with such requirements could subject us to serious legal and reputational consequences, including criminal penalties.

Anti-Corruption

We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The FCPA also requires us to strictly comply with certain accounting and internal controls standards. The UK Bribery Act also prohibits commercial bribery and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure of the Company, our subsidiaries, employees, contractors or agents to comply with the FCPA, the UK Bribery Act and other similar laws can expose us and/or individual colleagues to investigation, prosecution and potentially severe criminal and civil penalties.

Other

We maintain operations and employees in the U.S. and worldwide. Accordingly, we are subject to a wide range of employment laws and regulations relating to compensation, benefits, healthcare, headcount reductions and various workplace issues, all of which are applicable to our employees, and in some cases, independent contractors. State labor and employment rules vary from state to state and, in some states, require us to meet much stricter standards than required in other states.

Item 1A.Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risk Factor Summary

The principal risks and uncertainties affecting our business include the following:

Risks Relating to Our Business and Industry

●	The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business, including our financial results and prospects, and the travel suppliers on which our business relies.
●	The ongoing impact of the COVID-19 pandemic on our business and the impact on our results of operations is uncertain.
●	Our revenue is derived from the global travel industry, and a prolonged or substantial decrease in global travel, particularly air travel, could adversely affect us.
●	The widespread adoption of teleconference and virtual meeting technologies could reduce the number of in-person business meetings and demand for travel and our services, which could adversely affect our business, financial condition and results of operations.
●	The travel industry is highly competitive.
●	Consolidation in the travel industry may result in lost bookings and reduced revenue.
●	Our business and results of operations may be adversely affected by macroeconomic conditions.

●	Downturns in domestic or global economic conditions, or other macroeconomic factors more generally, could have adverse effects on our results of operations.
●	Our international business exposes us to geopolitical and economic risks associated with doing business in foreign countries.

Risks Relating to Our Indebtedness

●	Our indebtedness could adversely affect our business and growth prospects.
●	The terms of the Senior Secured Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Risks Relating to Our Dependence on Third Parties

●	If we are unable to maintain existing, and establish new, arrangements with travel suppliers, or if our travel suppliers and partners reduce or eliminate the commission and other compensation they pay us, our business and results of operations would be negatively impacted.
●	Our business and results of operations could be adversely affected if one or more of our major travel suppliers suffers a deterioration in its financial condition or restructures its operations or, as a result of consolidation in the travel industry, loses bookings and revenue.

Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business

●	Our ability to identify, hire and retain senior management and other qualified personnel is critical to our results of operations and future growth.

Risks Relating to Intellectual Property, Information Technology, Data Security and Privacy

●	Any termination of the A&R Trademark License Agreement for rights to the American Express trademarks used in our business, including failure to renew the license upon expiration, could adversely affect our business and results of operations.
●	Any failure to maintain or enhance the reputation of our brands, including brands in which we use the licensed American Express trademarks, could adversely affect our business and results of operations.
●	We rely on information technology to operate our business. System interruptions, defects and slowdowns, including with respect to information technology provided by third parties, may cause us to lose travelers or business opportunities or to incur liabilities.
●	Our processing, storage, use and disclosure of personal data, including of travelers and our employees, exposes us to risks stemming from possible failure to comply with governmental law and regulation and other legal obligations.
●	Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.

Risks Relating to Regulatory, Tax and Litigation Matters

●	We are subject to taxes in many jurisdictions globally.

Risks Relating to Our Organization and Structure

●	We conduct certain of our operations through joint ventures where we are generally the majority owner, but in some cases, we have only a minority interest. Disagreements with our partners could adversely affect our interest in the joint ventures.
●	The interests of the Continuing JerseyCo Owners may not always coincide with our interests or the interests of our other stockholders and may result in conflicts of interest.
●	GBTG is a holding company, the principal asset of which is an equity interest in GBT JerseyCo and GBTG’s ability to pay taxes and expenses will depend on distributions made by its subsidiaries and may be otherwise limited by our structure and the terms of our existing and future indebtedness.

Risks Relating to Our Securities

●	The market price of the Class A Common Stock may be volatile and could decline significantly.

Risks Relating to Our Business and Industry

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business, including our financial results and prospects, and the travel suppliers on which our business relies.

In response to the COVID-19 pandemic, many governments around the world implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on which our business relies, as well as on our workforce, operations and clients. While restrictions have been fully or partly lifted in many geographies, some restrictions remain in place or may be reinstated in the future. There remains uncertainty around when remaining restrictions will be lifted, the potential impact of the new variants of COVID-19, if additional restrictions may be initiated, if there will be changes to travel behavior patterns when government restrictions are fully lifted, the continued efficacy of existing vaccines and other preventative therapies against the new variants and the timing of distribution and administration of vaccines and other preventative therapies globally.

The COVID-19 pandemic and the resulting economic conditions and government orders forced many of our travel suppliers, including airlines and hotels, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The COVID-19 pandemic has resulted, and may continue to result, in the restructuring or bankruptcy of certain of those travel suppliers, and renegotiation of the terms of our agreements with them. In addition, the COVID-19 pandemic resulted in a material decrease in business and consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. As a result, our financial results for the years ended December 31, 2022, 2021 and 2020 were significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA (as defined in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Key Operating and Financial Metrics”) as compared to 2019, our last year of normalized operations. Our revenue for the years ended December 31, 2022, 2021 and 2020 was $1,851 million, $763 million and $793 million, respectively, compared to revenue of $2,119 million for the year ended December 31, 2019. Further, (i) we incurred a net loss of $229 million, $475 million and $619 million for the years ended December 31, 2022, 2021 and 2020, respectively, compared to a net income of $138 million for the year ended December 31, 2019, (ii) we had cash outflow from operations of $394 million, $512 million and $250 million for the years ended December 31, 2022, 2021 and 2020, respectively, compared to cash inflow from operations of $227 million for the year ended December 31, 2019 and (iii) our Adjusted EBITDA was $103 million, $(340) million and $(363) million for the years ended December 31, 2022, 2021 and 2020, respectively, compared to Adjusted EBITDA of $428 million for the year ended December 31, 2019.

Starting late in the fourth quarter of 2020, initial COVID-19 vaccines were approved for widespread distribution across the world. With vaccination programs well advanced in many countries, many governments around the world have lifted restrictions and transaction volumes in the global travel industry have experienced a material recovery. During the three months ended December 31,

2022, transaction volumes, including Egencia and Ovation, were approximately 72% of 2019 levels. However there remains uncertainty around the path to full economic and travel recovery from the COVID-19 pandemic. As a result, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. While travel has historically been resilient to macroeconomic events, with the continued spread of COVID-19 and other variants throughout the world, the COVID-19 pandemic and its effects could continue to have an adverse impact on our business, financial condition, results of operations and cash flows for the foreseeable future.

The ongoing impact of the COVID-19 pandemic on our business and the impact on our results of operations is uncertain.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects remain uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic, including as a result of any new variants of COVID-19, any resurgences of the pandemic, the global distribution of the vaccines and other preventative therapies and their efficacy against existing and any future variants of COVID-19, and their impacts on the travel industry and business and consumer spending more broadly; actions taken by national, state and local governments to contain the spread of COVID-19, including travel restrictions and bans, required closures of non-essential businesses, constraints on businesses during reopening transitions and aid and economic stimulus efforts; the effect of the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health, productivity, retention and morale of management and our employees and our ability to maintain our financial reporting processes and related controls; the impact on the financial condition of our supplier partners, and any potential restructurings or bankruptcies of our supplier partners; the impact on our contracts with our supplier partners, including force majeure provisions and requests to renegotiate the terms of existing agreements prior to their expiration, including providing temporary concessions regarding contractual minimums; our ability to withstand increased cyberattacks; the speed and extent of the recovery across the broader travel ecosystem, including the speed at which clients feel comfortable traveling again as restrictions on travel are lifted, which we believe will be impacted by the pace of roll out and continued effectiveness of widespread vaccinations or treatments; short- and long-term changes in travel patterns, including business travel; and the duration, timing and severity of the impact on client spending, including how long it takes to recover from economic recessions and inflationary pressures resulting from the COVID-19 pandemic. The COVID-19 pandemic may continue to spread in regions that have not yet been affected or have been minimally affected by the COVID-19 pandemic after conditions begin to recover in currently affected regions, which could continue to affect our business. Also, existing restrictions in affected areas could be extended after COVID-19 has been contained in order to avoid resurgent waves, and regions that recover from the COVID-19 pandemic may suffer from a resurgence and re-imposition of restrictions. There may also be restrictions on certain travel activity related to whether travelers have been vaccinated. Governmental restrictions and societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business. Additionally, the potential failure of travel service providers and travel agencies (or acquisition of troubled travel service providers or travel agencies) may result in further consolidation of the industry, potentially affecting market dynamics for our services.

Our business is dependent on the ability of businesses to travel, particularly by air. The ability of businesses to travel internationally has been significantly impacted by the various travel restrictions between countries. While business performance has improved with the relaxation of many of these restrictions, economic and operating conditions for our business may not fully recover to pre COVID-19 levels unless and until most businesses are once again willing and able to travel, and our travel suppliers are once again able to serve those businesses. This may not occur until well after the broader global economy has fully recovered and recent inflationary, labor and supply chain disruption challenges abate. Additionally, our business is also dependent on corporate sentiment and travel and expense spending patterns. Macroeconomic uncertainty in key geographical areas as a consequence of direct or indirect impacts of COVID-19 may negatively impact business travel and expense spending.

Even though we have seen continued improvements in the economic and operating conditions for our business since the outset of the COVID-19 pandemic, we cannot predict the long-term effects of the COVID-19 pandemic on our business or the travel industry as a whole. If the travel industry is fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even if the broader global economy recovers.

To the extent that the COVID-19 pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in this “Risk Factors” section, such as those relating to our substantial amount of outstanding indebtedness.

Our revenue is derived from the global travel industry, and a prolonged or substantial decrease in global travel, particularly air travel, could adversely affect us.

Our revenue is derived from the global travel industry and would be significantly impacted by declines in, or disruptions to, travel activity, particularly air travel. Global factors over which we have no control but which could impact our clients’ willingness to travel and, depending on the scope and duration, cause a significant decline in travel volumes include, among other things:

●	widespread health concerns, epidemics or pandemics, such as the COVID-19 pandemic, the Zika virus, H1N1 influenza, the Ebola virus, avian flu, SARS or any other serious contagious diseases;
●	global security concerns caused by terrorist attacks, the threat of terrorist attacks, or the precautions taken in anticipation of such attacks, including elevated threat warnings or selective cancellation or redirection of travel;
●	cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war, such as Russia’s invasion of Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by sanctioned countries in response to such sanctions;
●	natural disasters or severe weather conditions, such as hurricanes, flooding and earthquakes;
●	climate change-related impact to travel destinations, such as extreme weather, natural disasters and disruptions, and actions taken by governments, businesses and supplier partners to combat climate change;
●	the occurrence of travel-related accidents or the grounding of aircraft due to safety concerns;
●	the impact of macroeconomic conditions and labor shortages on the cost and availability of airline travel; and
●	adverse changes in visa and immigration policies or the imposition of travel restrictions or more restrictive security procedures.

Any decrease in demand for consumer or business travel could materially and adversely affect our business, financial condition and results of operations.

The widespread adoption of teleconference and virtual meeting technologies could reduce the number of in-person business meetings and demand for travel and our services, which could adversely affect our business, financial condition and results of operations.

Our business and growth strategies rely in part upon our clients’ continued need for in-person meetings and conferences. Due to the COVID-19 pandemic, teleconference and virtual meeting technologies have become significantly more popular and many businesses have substituted these technologies for part or all of their in-person meetings and conferences. Even if the spread of COVID-19 is almost fully contained, we cannot predict whether businesses will continue to choose to substitute these technologies for part or all of their in-person meetings and conferences and whether employer and employee attitudes toward business travel will change in a lasting way. Should businesses choose to continue to substitute these technologies for part or all of their in-person meetings and conferences and the preferences of our clients shift away from in-person meetings and conferences, it would adversely affect our business, financial condition, results of operations and prospects.

The travel industry is highly competitive.

The travel industry, and the business travel services industry, are highly competitive, and if we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other business travel management service providers, consumer travel agencies and emerging and established online travel agencies. We also compete with travel suppliers, such as airlines and hotels, where they market their products and services directly to business travelers through platforms used by consumers to book and fulfill travel, including by offering more favorable rates, exclusive products and services and loyalty points to business travelers who purchase directly from such travel suppliers through B2C channels. B2C may include business travelers who purchase travel outside of a company-sponsored and managed channel, or whose companies do not have such a channel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations such as short-term home or condominium rentals and social media and e-commerce websites.

Some of our competitors may have access to more financial resources, greater name recognition and better established client bases in their target client segments, differentiated business models, technology and other capabilities or a differentiated geographic coverage, which may make it difficult for us and our Network Partners to retain or attract new clients.

We cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or provide sufficiently differentiated products and services to our client and traveler base. Increasing competition from current and emerging competitors, consolidation of our competitors, the introduction of new technologies and the continued expansion of existing technologies may force us to make changes to our business models, which could materially and adversely affect our business, prospects, financial condition and results of operations. If we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance.

Consolidation in the travel industry may result in lost bookings and reduced revenue.

Consolidation among travel providers, including airline mergers and alliances, may increase competition from distribution channels related to those travel providers and place more negotiating leverage in the hands of those travel providers to attempt to lower booking fees further and to lower commissions and other financial incentives. Examples include the competing bids to buy Spirit from JetBlue and Frontier, the merger of United and Continental Airlines, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines and the merger of British Airways and Iberia and subsequent acquisitions of Aer Lingus and Vueling and the acquisition of Virgin America by Alaska Air Group. In addition, cooperation has increased within the Oneworld, SkyTeam and Star Alliance. Changes in ownership of travel providers may also cause them to direct less business towards us. If we are unable to compete effectively, our suppliers could limit our access to their content, including exclusive content, and favorable fares and rates and other incentives, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity and higher fares, which may adversely affect the ability of our business to generate revenue.

Consolidation among travel agencies and competition for clients may also adversely affect our results of operations, since we compete to attract and retain clients. In addition, decisions by airlines to surcharge the channel represented by travel management companies and travel agencies, for example, by surcharging fares booked through or passing on charges to travel management companies and travel agencies, or introduction of such surcharges to fares booked through the Global Distribution Systems through which a material share of our content is sourced, could have an adverse impact on our business, particularly in regions in which our GDS is a significant source of bookings for an airline choosing to impose such surcharges. In addition, travel suppliers may decide to make certain content (e.g., certain fares, including net fares and new distribution capability (“NDC”) content and availability) unavailable to us which would also negatively impact our business. To compete effectively, we may need to increase incentives, pre-pay incentives, discount or waive product or service fees or increase spending on marketing or product development.

Further, as consolidation among travel providers increases, the potential adverse effect of a decision by any particular significant travel provider (such as an airline) to withdraw from or reduce its participation in our services also increases. The COVID-19 pandemic, macroeconomic volatility, inflationary pressures and fuel and energy cost volatility has increased the risk that our Network Partners voluntarily or involuntarily declare bankruptcy or otherwise cease or limit their operations, which could harm our business and results of operations. In particular, the potential harm to our business and results of operations is greater if there are bankruptcies or closures of larger partners such as airlines.

Our business and results of operations may be adversely affected by macroeconomic conditions.

Our business and financial performance is affected by macroeconomic conditions. Travel expenditures are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns, including during periods of slow, slowing or negative economic growth, higher unemployment or inflation rates, weakening currencies and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending. Concerns over government responses to declining economic conditions such as higher taxes and reduced government spending could impair consumer and business spending and adversely affect travel demand. In addition, our relative exposure to certain sectors compared to the broader economy may mitigate or exacerbate the effect of macroeconomic conditions. The global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced cyclical downturns in the past in times of economic decline or uncertainty. Future adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, environmental impacts, fuel and energy costs and other matters could reduce discretionary spending and cause the travel industry to contract.

Given our presence in the UK, we may also be impacted by the UK’s withdrawal from the EU (“Brexit”), which has created substantial economic and political uncertainty which may not be resolved for several years or more. This uncertainty may impact overall demand, the relative value of foreign currencies and the cost of travel and travel services and may ultimately result in new regulatory and cost challenges to our UK and other international operations. Since some of the details of Brexit continue to unfold, we are unable to predict all of the effects Brexit will have on our business and results of operations.

In addition to the impact of the COVID-19 pandemic described above, other macroeconomic uncertainties beyond our control, such as oil prices, geopolitical tensions, consumer confidence, large-scale business failures, tightened credit markets and stock market volatility, terrorist attacks, changing, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions (whether due to climate change or otherwise), travel-related health concerns including pandemics and epidemics such as COVID-19 and any existing or new variants, Ebola and Zika, political instability, changes in economic conditions, wars and regional and international hostilities, such as Russia’s invasion of Ukraine, the imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or other travel restrictions or travel-related accidents have previously and may in the future create volatility in the travel market and negatively impact client travel behavior. In addition, an increased focus on the environmental impact of travel could also affect the travel market and travel behavior. While we strive to promote our and our clients’ mutual commitment to a more sustainable future for business travel, if we are unable to find economically viable and/or publicly acceptable solutions that allow us to maintain our commitment to sustainability and net-zero emissions, we could lose business or experience reputational harm. In addition, we have incurred, and expect to continue to incur, additional expenses as we grow our operations as a newly public company. See “Risks Relating to Ownership of the Class A Common Stock — We have incurred significant increased costs as a result of being a newly public company, and our management will be required to devote substantial time to new compliance initiatives.”

As an intermediary in the travel industry, a significant portion of our revenue is affected by prices charged by our travel suppliers, including airlines, hotels and car rental companies. Events or weaknesses specific to a supplier industry segment could negatively affect our business. For example, events specific to the airline industry that could impact us include air fare fluctuations, airport, airspace and landing fee increases, increases in fuel prices, environmental impacts, seat capacity constraints, removal of destinations or flight routes, travel-related strikes or labor unrest, political instability and wars. Similarly, travel suppliers often face destination overcapacity issues and imposition of taxes or surcharges by regulatory authorities, which can lower their travel volumes and impact our revenue. During periods of poor economic conditions, airlines and hotels tend to reduce rates or offer discounted sales to stimulate demand, thereby reducing our commission-based income. A slowdown in economic conditions may also result in a decrease in transaction volumes and adversely affect our revenue and profitability.

While decreases in prices for flights and other travel products generally increase demand, such price decreases generally also have a negative effect on the commissions and other financial incentives we earn. The overall effect of price increases or decreases in the global travel industry is therefore uncertain.

The uncertainty of macroeconomic factors and their impact on client behavior, which may differ across regions, makes it more difficult to forecast industry and client trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and could materially and adversely affect our business, financial condition and results of operations.

Downturns in domestic or global economic conditions, or other macroeconomic factors more generally, could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow in the long term, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global travel industry and the global economy generally. The global travel industry depends on general economic conditions and other factors, including consumer spending and preferences, changes in inflation rates, as the U.S. and various other major economies are now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets.

In addition, the outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and other geographies and exacerbate the inflationary pressures on the worldwide economy, with potentially adverse impacts on our customers and on our business, results of operations and financial condition.

Our international business exposes us to geopolitical and economic risks associated with doing business in foreign countries.

We have operations in over 31 countries worldwide, including the U.S., UK, Canada, Germany, Mexico, China and France, and we indirectly provide services to travelers worldwide through our partners and affiliates. Our international operations can pose complex management, compliance, foreign currency, legal, tax, labor, data privacy and economic risks that we may not adequately address, including changes in the priorities and budgets of international travelers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. We are also subject to a number of other risks with respect to our international operations, including:

●	the absence in some jurisdictions of effective laws to protect our intellectual property rights;
●	multiple and possibly overlapping and conflicting tax laws;
●	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on the activities of, and remittances and other payments by, our non-U.S. subsidiaries;
●	restrictions on movement of cash;
●	the burden of complying with a variety of national and local laws;
●	political, economic and social instability, including as a result of Russia’s invasion of Ukraine, along with any other geopolitical conflicts;
●	currency fluctuations;
●	longer payment cycles;
●	price controls or restrictions on exchange of foreign currencies;
●	trade barriers; and
●	potential travel restrictions.

The existence of any one of these risks could harm our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources and may negatively affect our business and financial results.

Complaints from travelers or negative publicity about our services can diminish client confidence and adversely affect our business.

Client complaints or negative word-of-mouth or publicity about our services or operations could severely diminish client confidence in and use of our services. To maintain good client relations, we must ensure that our travel advisors and partners and affiliates provide prompt, accurate and differentiated client service. Effective client service requires significant personnel expense and investment in developing programs and technology infrastructure to help our travel advisors, partners and affiliates carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our travel advisors, partners and affiliates could compromise our ability to handle client complaints effectively. If we do not handle client complaints effectively, our reputation and brand may suffer, and we may lose our travelers’ confidence, which could reduce revenues and profitability.

Certain results and trends related to our business and the travel industry more generally are based on preliminary data and assumptions, and as a result, are subject to change and may differ materially from what we expect.

We present certain results and trends in this Annual Report related to our business and the travel industry more generally, which are based on an analysis of then available or preliminary data, and the results, related findings or conclusions are subject to change. No assurance can be given that these results and trends, or that our expectations surrounding our business or the travel industry, will be accurate. These risks are heightened by the uncertainty of the COVID-19 pandemic, Russia’s invasion of Ukraine, macroeconomic conditions and the impact of these events on the travel industry and our business. Further, unanticipated events and circumstances may occur and change the outlook surrounding our business and the travel industry in material ways. Accordingly, certain of our expectations related to our business and the travel industry more generally may not occur as expected, if at all, and actual results or trends presented may differ materially from what we expect.

We may from time to time need additional financing to fund operations and to expand our business, including to pursue acquisitions and other strategic opportunities.

We intend to fund our current working capital needs in the ordinary course of business and to continue to expand our business with our existing cash and cash equivalents, together with the Senior Secured Revolving Credit Facility, and cash flows from operating activities. However, we may from time to time need additional financing to fund operations and to expand our business. We may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities.

If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that any such financing or funding would be available to us on acceptable terms or at all. Furthermore, we cannot assure you that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the Senior Secured Credit Agreement in the future. In addition, utilization of the Senior Secured Revolving Credit Facility may be effectively limited to the extent we are unable to comply with the additional borrowing conditions that apply during the suspension period or with the leverage- and liquidity-based financial covenant requirements for such facility contained in the Senior Secured Credit Agreement when required. See “— Risks Relating to Our Indebtedness” for more information.

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

Although we generally seek to diversify our cash and cash equivalents across several financial institutions in an attempt to minimize exposure to any one of these entities, we currently have cash and cash equivalents deposited in several financial institutions significantly in excess of federally insured levels, including, at times, a significant proportion of our cash balance at a single bank, such as Bank of America, N.A. where we currently hold approximately one-third of our cash. The domestic bank deposit balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our uninsured deposits at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners and employees, which could have an adverse effect on our business and financial condition.

Risks Relating to Our Indebtedness

Our indebtedness could adversely affect our business and growth prospects.

We have existing indebtedness, and we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. The credit facilities under the Senior Secured Credit Agreement are secured by liens on substantially all of our assets and any indebtedness we incur in the future may also be so secured. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

●	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;
●	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
●	a substantial portion of cash flow from operations is required to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;
●	we could be more vulnerable to economic or business downturns, adverse industry conditions and other factors affecting our operations, and our flexibility to plan for, or react to, changes in our business or industry is more limited;
●	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in our existing or future indebtedness;
●	our ability to receive distributions from our subsidiaries and to pay taxes, expenses and dividends may be adversely affected by the terms of our debt;
●	increases in interest rates would increase the cost of servicing our debt; and
●	our ability to borrow additional funds or to refinance debt may be limited.

Moreover, in the event of a default under any of our indebtedness, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under the Senior Secured Credit Agreement terminating their commitments thereunder or instituting foreclosure proceedings against their collateral, any of which could have a material adverse effect on our liquidity and our business, financial conditions and results of operations.

The terms of the Senior Secured Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Secured Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long term best interests, including restrictions on our ability to:

●	incur or guarantee additional indebtedness or issue disqualified stock or preferred stock;
●	incur liens;
●	consummate certain fundamental changes (such as acquisitions, mergers or liquidations);
●	sell, transfer or otherwise dispose of assets, including capital stock of subsidiaries;

●	pay dividends and make other distributions on, or redeem, repurchase or retire capital stock;
●	make investments, acquisitions, loans, or advances;
●	engage in certain transactions with affiliates;
●	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the borrower or the guarantors of the debt under the Senior Secured Credit Agreement;
●	change of the nature of our business;
●	prepay, redeem or repurchase certain indebtedness; and
●	designate restricted subsidiaries as unrestricted subsidiaries.

Under certain circumstances, the restrictive covenants in the Senior Secured Credit Agreement require us to satisfy certain financial incurrence tests in order to engage in certain transactions, including to incur certain additional indebtedness and to make certain dividends. Our ability to satisfy those tests can be affected by events beyond our control. The Senior Secured Credit Agreement also requires that an aggregate amount of Liquidity, as defined in the Senior Secured Credit Agreement, equal to at least $200 million be maintained as of the end of each calendar month. Liquidity is calculated as the aggregate amount of unrestricted cash and cash equivalents of the borrower and guarantors of the debt under the Senior Secured Credit Agreement and their restricted subsidiaries plus, under certain circumstances, the unused amount available to be drawn under the Senior Secured Revolving Credit Facility.

As a result of the restrictions described above, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. Such restrictions may affect our ability to grow in accordance with our growth strategy. The terms of any future indebtedness we may incur could include similar or more restrictive covenants and other restrictions. We cannot assure you that we will be able to maintain compliance with these covenants and other restrictions in the future or that we will be able to obtain waivers from the lenders or amend the covenants. In addition, any such waivers or amendments could cause us to incur significant costs, fees and expenses.

Our failure to comply with those covenants or other restrictions contained in our existing or future debt could result in an event of default. In the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under the Senior Secured Credit Agreement terminating their commitments thereunder or instituting foreclosure proceedings against their collateral, any of which could have a material adverse effect on our liquidity and our business, financial conditions and results of operations. If any such acceleration or foreclosure action occurs, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are not within our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our outstanding indebtedness depends on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may be forced to reduce or delay capital expenditures, sell assets, restructure or refinance all or a portion of our debt or seek additional equity capital. We cannot assure you that any such actions, if necessary, could be effected on a timely basis, on commercially reasonable terms, or at all. In addition, the terms of our existing or future debt arrangements could restrict us from effecting any of these actions. For example, the Senior Secured Credit Agreement contains restrictive covenants that include restrictions on our ability to, among other things, incur additional indebtedness, incur liens, consummate certain fundamental changes (such as acquisitions, mergers or liquidations), dispose of assets, pay dividends or other distributions, make investments and enter into transactions with affiliates. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all the debt under the Senior Secured Credit Agreement. See “Business — Description of Certain Indebtedness” for more information. Any such event of default or acceleration could have an adverse effect on the trading price of the Class A Common Stock. Furthermore, the terms of any future debt we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

Our credit ratings are periodically reviewed by rating agencies, including Standard & Poor’s. These ratings, and any downgrades or any written notice of any intended downgrading or of any possible change, have and may affect our ability to borrow and may increase our costs of borrowings. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

Risks Relating to Our Dependence on Third Parties

If we are unable to maintain existing, and establish new, arrangements with travel suppliers, or if our travel suppliers and partners reduce or eliminate the commission and other compensation they pay us, our business and results of operations would be negatively impacted.

Our business is dependent on our ability to maintain our relationships and arrangements with existing travel suppliers, such as airlines, hotels, car rentals, hotel consolidators, destination services companies and GDSs, as well as our ability to establish and maintain relationships with new travel suppliers. Adverse changes in key arrangements with our travel suppliers, including an inability of any key travel supplier to fulfill its payment obligation to us in a timely manner, increasing industry consolidation, changes in travel suppliers’ booking practices regarding groups, or our inability to enter into or renew arrangements with these parties on favorable terms, if at all, could reduce the amount, quality, pricing and breadth of the travel services and products that we are able to offer, which could adversely affect our business, financial condition and results of operations.

We generate a significant portion of our revenue from commissions and incentive payments from travel suppliers, especially airline suppliers, and GDSs. If, as a result of a reduction in volumes from airlines shifting volume away from GDSs to the NDC, or any other reason, travel suppliers or GDSs reduce or eliminate the commissions, incentive payments or other compensation they pay to us, our revenue may decline unless we are able to adequately mitigate such reduction by increasing the service fee we charge to our travelers or increasing our transaction volume in a sustainable manner. However, increase in service fees may also result in a loss of potential travelers.

Although we generally maintain formal contractual relationships with our travel suppliers, we do currently, and may continue to, maintain more informal arrangements with certain travel suppliers which can be terminated with or without notice and which can create uncertainty with respect to the agreed terms including pricing. If these arrangements are terminated unexpectedly, or there is disagreement regarding the terms of the agreement with such travel supplier, our financial results or operations could be negatively impacted.

We cannot assure you that our agreements or arrangements with our travel suppliers or travel-related service providers will continue or that our travel suppliers or travel-related service providers will not reduce commissions and other financial incentives, terminate their contracts, make their products or services unavailable to us or default on or dispute their payment or other obligations with us, any of which could reduce our revenue and margins or may require us to initiate legal or arbitral proceedings to enforce contractual payment obligations, which may materially and adversely affect our business, financial condition and results of operations.

Our business and results of operations could be adversely affected if one or more of our major travel suppliers suffers a deterioration in its financial condition or restructures its operations or, as a result of consolidation in the travel industry, loses bookings and revenue.

A substantial portion of our revenue is affected by the prices charged by our travel suppliers, including airlines, GDS service providers, hotels, destination service providers and car rental suppliers, and the volume of products offered by our travel suppliers. As a result, if one or more of our major suppliers suffers a deterioration in its financial condition or restructures its operations, it could adversely affect our business, financial condition and results of operations.

In particular, as a substantial portion of our revenue depends on our sale of airline flights, we could be adversely affected by changes in the airline industry, including consolidations or bankruptcies and liquidations, and in many cases, we have no control over such changes. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from direct distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to lower booking fees and to lower commissions. Changes in ownership of travel suppliers may also cause them to direct less business towards us. If we are unable to compete effectively, our suppliers could limit our access to their content, including exclusive content, and favorable fares and rates and other incentives, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in adjustments to routes, a reduction in total flights and overall passenger capacity and changes in fares, which may adversely affect the ability of our business to generate revenue.

Unless we maintain good relationships with our TPN and renew existing, or enter into new, TPN agreements, we may be unable to expand our business, and our financial condition and results of operations may suffer.

Through our Travel Partner Network, we expand our global reach through a set of partners that operate locally (most in non-proprietary regions) under the American Express Global Business Travel and Egencia brands. The partners from the TPN either participate in the network for a fixed fee or use a transaction-based fee structure and deliver service to our global and regional business clients as part of an integrated network. In order to generate increased revenue and achieve higher levels of profitability, we must consistently renew, and enter into new, TPN agreements. The benefits we provide our Network Partners are subject to risks common to the overall travel industry, including factors outside of our control.

Additionally, a decline in our financial condition or results of operations may hamper our success in identifying, recruiting, and entering into TPN agreements with a sufficient number of new qualified partners. In addition, our ability, and the ability of our partners, to successfully expand into new markets may be adversely affected by a lack of awareness or acceptance of our brand. To the extent that we are unable to retain competitive travel products and services for our Network Partners, implement effective marketing and promotional programs, and foster recognition and affinity for our brands in new countries, our Network Partners may not perform as expected, and our TPN may be less attractive to independent travel agencies than procuring services directly or through different channels, which may significantly delay or impair our growth. Additionally, a disruption to a TPN relationship may impact customer retention and our financial conditions and results of operations may suffer.

We may have disputes with our Network Partners, and they may refuse to implement our strategies or seek to terminate their agreements with us if the brands’ performance is worse than they expected.

Our Network Partners are an integral part of our business, and we may be unable to successfully implement our growth strategy if our Network Partners refuse to participate in such strategies. For example, the refusal by our Network Partners to actively make our travel product and service offerings available to travelers would have a negative impact on our success. In addition, it may be difficult for us to monitor the implementation of our growth strategy by international partners due to our lack of personnel in the countries served by such businesses.

We may have disputes with our Network Partners with respect to our execution of our growth strategy or our performance under their respective agreements. As a result of such disputes, our Network Partners may seek to terminate their agreements with us, we may have to pay losses and damages to them and/or travelers, and our brand image may be adversely impacted. Our business, the results of our operations and our financial conditions may be adversely affected by the premature or unexpected termination of our Network Partner agreements.

We plan to renew our existing Network Partner agreements upon expiration. However, we may be unable to retain our Network Partners by renewing such agreements on satisfactory terms, or at all. If a significant number of our existing Network Partner agreements are not renewed, our revenue and profit may decrease. If we cannot attract and retain new Network Partners to replace expired Network Partner relationships, our results of operations could be materially and adversely affected. In addition, if travel suppliers do not include some or all of our Network Partners in our preferred supplier agreements our revenues could be adversely impacted and Network Partners may choose to exit the program, which would further reduce our potential revenues.

Our TPN could take actions that may harm our business.

Our TPN are independent businesses and are not our employees. As such, we do not exercise control over their day-to-day operations. Our TPN may choose not to operate their travel services businesses in a manner consistent with industry standards, our requirements or standards, or the requirements or standards of applicable laws or governmental authorities. If our TPN were to provide diminished quality of service to clients, engage in fraud, including fraud related to our commission structure, misconduct or negligence or otherwise violate the law, our image and reputation may suffer materially, and we may become subject to liability claims based upon their actions. Any such incidents could adversely affect our results of operations.

Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our business.

Some of our travel suppliers, including some of our largest airline clients, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more client traffic to their proprietary websites. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our services. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available from us. The possible loss of content (e.g., certain fares, including net fares and NDC content, and availability) from our travel suppliers would also negatively impact us.

In addition, with respect to ancillary products, travel suppliers may choose not to comply with the technical standards that would allow ancillary products to be immediately distributed via intermediaries, thus resulting in a delay before these products become available through us relative to availability through direct distribution. In addition, if enough travel suppliers choose not to develop ancillary products in a standardized way with respect to technical standards our investment in adapting our various systems to enable the sale of ancillary products may not be successful.

Companies with close relationships with end clients, like Facebook, as well as new entrants introducing new paradigms into the travel industry, such as metasearch engines like Google, may promote alternative distribution channels by diverting client traffic away from intermediaries and travel agents, which may adversely affect our business and financial results.

Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business

Our ability to identify, hire and retain senior management and other qualified personnel is critical to our results of operations and future growth.

Much of our future success depends on the continued service, availability and performance of our senior management and other qualified personnel, particularly our professionals with experience in the travel industry. Any of these individuals may choose to terminate their employment with us at any time. The loss of any of these individuals could harm our business and reputation, especially if we have not been successful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. We may be unable to retain personnel or to attract other highly qualified personnel, particularly if we do not offer employment terms that are competitive with the rest of the labor market. As such, we may experience higher compensation costs to retain senior management and qualified personnel that may not be offset by improved productivity or increased sales. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or potential future acquisitions, we may find it difficult to hire, integrate, train, retain and motivate personnel who are essential to our future success.

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.

We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our Common Stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, and we may not be able to expand our business, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our services.

We may be unable to identify and consummate new acquisition opportunities, which would significantly impact our growth strategy.

Acquisitions have been and are expected to continue to be a critical part of our growth strategy. The travel service industry is highly competitive, and we face competition for acquisition opportunities from many other entities, including financial investors, some of which are significantly larger, have greater resources and lower costs of capital, are well established and have extensive experience in identifying and completing acquisitions. This competitive market for a small number of business opportunities may make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our objectives. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not complete acquisitions successfully that we target in the future. Further, the fact that we are subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the BHC Act could limit our ability to engage in acquisition activity (See “— Risks Relating to Regulatory, Tax and Litigation Matters — Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition”). In addition, under the Shareholders Agreement, American Express could prevent us from engaging in acquisitions of companies that provide products and services other than certain pre-approved products and services, if, after cooperating with us for a period of time to reach a mutually agreeable solution, American Express reasonably concludes that such acquisitions would have an adverse effect on American Express’s regulatory status under applicable banking laws. If we cannot identify and acquire desirable businesses at favorable prices, or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.

Acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction. We have made, and in the future, expect to make, acquisitions to expand into new travel and geographic markets. Our ability to successfully implement our acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions, including the Egencia Acquisition, and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. We regularly consider acquisition opportunities as well as other forms of business combinations. Historically, we have been involved in numerous transactions of various magnitudes, for consideration which included cash, securities or combinations thereof. We intend to continue to evaluate and pursue appropriate acquisition opportunities as they arise in the expansion of our operations. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. As part of our regular ongoing evaluation of acquisition opportunities, we are currently engaged in a number of unrelated preliminary discussions concerning possible acquisitions. We are in the early stages of such discussions and have not entered into any agreement in principle with respect to any possible acquisitions not expressly described in this Annual Report. The purchase price for possible acquisitions may be paid in cash, through the issuance of equity, the incurrence of additional indebtedness or a combination thereof. Prior to consummating any such possible acquisition, we, among other things, will need to satisfactorily complete our due diligence investigation, negotiate the financial and other terms (including price) and conditions of such acquisitions, obtain necessary consents and approvals, and if necessary, obtain financing. Furthermore, our ability to consummate and finance acquisitions may be limited by the terms of our existing or future debt arrangements. We cannot predict if any such acquisition will be consummated or, if consummated will result in a financial or other benefit to us. The process of integrating an acquired company’s business, including Egencia’s business, into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business.

The potential difficulties or risks of integrating an acquired company’s business include the following, among others, which risks can be magnified when one or more integrations are occurring simultaneously or within a small period of time:

●	the effect of the acquisition on our financial and strategic positions and our reputation;
●	risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies, economies of scale, revenues and cash flow;
●	retention risk with respect to key clients, service providers and travel advisors, and challenges in retaining, assimilating and training new employees;
●	potential increased expenditure on human resources and related costs;
●	retention risk with respect to an acquired company’s key executives and personnel;
●	potential disruption to our ongoing business;
●	especially high degree of risk for investments in immature businesses with unproven track records and technologies, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities;
●	risk of entering new jurisdictions and becoming subject to foreign laws and regulations not previously applicable to us;
●	potential diversion of cash for an acquisition, ongoing operations or integration activities that would limit other potential uses for cash including information technology (“IT”) infrastructure, marketing and other investments;
●	the assumption of known and unknown debt and other liabilities and obligations of the acquired company;
●	potential integration risks relating to acquisition targets that do not maintain internal controls and policies and procedures over financial reporting as would be required of a public company, which may amplify our risks and liabilities with respect to our ability to maintain appropriate internal controls and procedures;
●	inadequacy or ineffectiveness of an acquired company’s disclosure controls and procedures and/or environmental, health and safety, anti-corruption, human resources or other policies and practices;
●	challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those that we use; and
●	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.

We anticipate that any future acquisitions we may pursue as part of our business strategy may be partially financed through additional debt or equity. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and operations, which could materially adversely affect our financial condition and results of operations. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition and execute our growth strategy. Also, consideration paid for any future acquisitions could include the Class A Common Stock or other equity securities, which could cause dilution to existing stockholders and to earnings per share.

We may not realize the intended benefits of the Egencia Acquisition.

On November 1, 2021, we completed the Egencia Acquisition. However, we may not realize some or all of the expected benefits of the Egencia Acquisition. Integrating Egencia into our business may be disruptive to our business and may adversely affect our existing relationships with employees and business partners.

Uncertainties related to the integration of Egencia may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from day-to-day business and operations. If Expedia, Inc. were to fail to fulfill all of its obligations under the Egencia TSA (as defined herein), we might not be able to replace these services in a timely manner, which may prevent us from fully realizing the benefits of the Egencia Acquisition. The Egencia Acquisition involves a number of risks and could present financial, managerial and operational challenges, including difficulties in effectively integrating the financial and operational systems of the Egencia business into our financial and operational reporting infrastructure and internal control framework in an effective and timely manner. If we are unable to effectively manage these risks, the business, results of operations, financial condition, internal control environment and prospects of our business may be adversely affected.

Any due diligence conducted by us in connection with potential future acquisitions may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations.

We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the facts and circumstances applicable to any potential acquisition. The objective of the due diligence process will be to identify material issues which may affect the decision to proceed with any one particular acquisition target or the consideration payable for an acquisition. We also intend to use information revealed during the due diligence process to formulate our business and operational planning for, our valuation of and integration planning for, any target company or business. While conducting due diligence and assessing a potential acquisition, we may rely on publicly available information, if any, information provided by the relevant target company to the extent such company is willing or able to provide such information and, in some circumstances, third-party investigations.

We cannot assure you that the due diligence undertaken with respect to a potential acquisition will reveal all relevant facts that may be necessary to evaluate such acquisition or to formulate a business strategy. Furthermore, the information provided during due diligence may be incomplete, inadequate or inaccurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential opportunity. If the due diligence investigation fails to correctly identify material issues and liabilities that may be present in a target company or business, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an acquisition, we may subsequently incur substantial impairment charges or other losses.

We face pension and other post-retirement benefit obligations.

We have underfunded pension and other postretirement benefit obligations to certain of our associates and retirees in the UK, in particular through the HRG Pension Scheme, under which we have funding obligations. We also have limited underfunded and/or unfunded pension and other postretirement benefit obligations in Germany, Italy, France, Switzerland, Mexico and Taiwan. Our ability to satisfy the funding requirements associated with our pension and other postretirement benefit obligations to our employees and retirees will depend on our cash flows from operations and our ability to access credit and the capital markets. The funding requirements of these benefit plans and the related expense reflected in our consolidated financial statements are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including government regulation.

Key assumptions used to value our benefit obligations and the cost of providing such benefits under all of our defined benefit plans, funding requirements and expense recognition include the discount rate, the expected long-term rate of return on pension assets, and assumptions underlying actuarial methods. If the actual trends in these factors are less favorable than our assumptions, we may need to contribute cash to fund our obligations under these plans, thereby reducing cash available to fund our operations or service our debt, which could have an adverse effect on our business, financial condition and results of operations. As of December 31, 2022, our unfunded/underfunded pension obligations were $147 million. Further declines in the value of the plan investments or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding.

Under the UK Pensions Act 2004, the Pensions Regulator in the UK may issue a contribution notice or a financial support direction to any employer in the HRG Pension Scheme or any person who is connected with or is an associate of any such employer. The Pensions Regulator must satisfy a number of prescribed statutory tests in order to do so. The terms “associate” and “connected person” are broadly defined in the relevant legislation and could cover our significant shareholders and others deemed to be shadow directors under the legislation.

Liabilities imposed under a contribution notice or financial support direction may be up to the amount of the buy-out deficit in the HRG Pension Scheme.

Under the arrangements with the trustees of the HRG Pension Scheme, an actuarial valuation of the assets and liabilities of the scheme is undertaken every three years in order to determine cash funding rates. When a valuation is calculated, the funding position is affected by the financial market conditions at the valuation date. If the returns on the assets are lower than expected over the period to the next valuation, or a lower future investment return assumption is adopted at the next valuation, the deficit would likely increase, potentially leading to a higher level of future deficit payments.

A decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our results of operations or amount of pension funding contributions in future periods.

Our results of operations may be negatively affected by the amount of expense we record for our pension and other post-retirement benefit plans, reductions in the fair value of plan assets and other factors. We calculate income or expense for our plans using actuarial valuations in accordance with GAAP.

These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used to estimate pension or other post-retirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity. For a discussion regarding how our financial statements can be affected by pension and other post-retirement benefits, see note 17 to our consolidated financial statements included elsewhere in this Annual Report. Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities we would contribute to the pension plans.

Risks Relating to Intellectual Property, Information Technology, Data Security and Privacy

Any termination of the A&R Trademark License Agreement for rights to the American Express trademarks used in our business, including failure to renew the license upon expiration, could adversely affect our business and results of operations.

In May 2022, we executed the A&R Trademark License Agreement pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, and we license the American Express trademarks used in the American Express GBT Meetings & Events brand. If we fail to comply with certain of our obligations under the A&R Trademark License Agreement or for other specified reasons (including, without limitation, if such trademark license materially and detrimentally impacts the validity, enforceability or value of the American Express trademarks, if certain net promoter scores or business customer satisfaction scores decline or other events occur constituting a “Major Brand Event” as such term is used in the A&R Trademark License Agreement, if such trademark license is no longer permitted under, or if we materially violate any, applicable banking laws, including the BHC Act, and if any of certain competitors of American Express become beneficial owners of more than a certain percentage of our equity securities), American Express can terminate the A&R Trademark License Agreement following applicable notice and/or satisfaction by American Express of certain conditions, provided that in certain circumstances we may be able to avoid termination through satisfaction of certain conditions. Following termination of the A&R Trademark License Agreement, including any failure to renew the license upon expiration of the initial term, we may be required to immediately cease using the licensed American Express trademarks used in our brands and, in limited circumstances upon a termination by American Express for cause, pay liquidated damages to American Express, each of which could adversely affect our business, financial condition and results of operations.

Any failure to maintain or enhance the reputation of our brands, including the brands in which we use the licensed American Express trademarks, could adversely affect our business and results of operations.

If we are unable to maintain or enhance the reputation of our brands, including the American Express Global Business Travel and American Express GBT Meetings & Events brands which include the American Express trademarks licensed under the A&R Trademark License Agreement with American Express, and generate demand in a cost-effective manner, it could negatively impact our ability to compete in the travel industry and could have a material adverse effect on our business, financial condition and results of operations.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may occur in the ordinary course of our business or the business of our partners or affiliates. Other incidents may arise from events that are or may be beyond our control and may damage our brands, such as actions taken (or not taken) by one or more travel suppliers, travel advisors, partners or affiliates relating to information security and data privacy, adverse publicity, litigation and claims, failure to maintain high ethical and moral standards for all of our operations and activities, failure to comply with local laws and regulations, and illegal activity targeted at us or others. If, under the A&R Trademark License Agreement, certain events impacting the licensed American Express trademarks used in our business occur, we may be required to financially contribute to a fund to rehabilitate the licensed American Express trademarks used in our business and/or American Express may be entitled to terminate the A&R Trademark License Agreement. Our brand value could diminish significantly if any such incidents or other matters erode client confidence in us or in American Express with respect to the licensed American Express trademarks used in our business, which may result in a decrease in client activity, our total travel advisor count and, ultimately, lower fees, which in turn could materially and adversely affect our business, financial condition and results of operations.

Our commitments under, and limitations imposed by, the A&R Trademark License Agreement for rights to the American Express trademarks used in our business, could adversely affect our business and result of operations.

As a condition of our license for the American Express trademarks used in our business, we are required to (i) offer, promote and market only American Express payment products to our current or potential clients, (ii) use commercially reasonable efforts to make American Express products and services the default and/or first payment option when our clients and their personnel use or otherwise select a payment method, and (iii) for each applicable country or jurisdiction in which American Express offers payment products, exclusively make American Express payment products available to our employees, each subject to certain exceptions. We are also limited in our ability to offer, promote, market or provide any scorecard or travel-related benefit to or through any American Express competitor, third-party travel agency or any other third-party, in each case as a card member benefit. These restrictions may prohibit us from entering into advantageous business opportunities with unrelated parties, which could adversely affect our business, financial condition and results of operations.

Any termination of, or failure to renew, the agreement with American Express related to joint negotiations with travel suppliers for travel supplier content for both us and American Express’ Travel and Lifestyle Services division, could adversely affect our business and results of operations.

Under the Travel and Lifestyle Services Operating Agreement with American Express (“TLSOA”), we negotiate with certain travel suppliers on our behalf and on behalf of American Express’ Travel and Lifestyle Services division (“TLS”) for travel content to be provided to our respective clients and for various supplier incentives.

Under certain of our travel supplier agreements, our compensation is based on the total amount of travel volume sold by both us and certain third parties, including TLS. If we are unable to include the TLS travel volume in the total amount of travel volume attributed to us under these travel supplier agreements, whether as a result of a termination of the TLSOA, any failure of the parties to renew the TLSOA upon expiration, or otherwise, our performance under these travel supplier agreements could be impacted, and our associated compensation reduced, which could adversely affect our business, financial condition and results of operations.

If we fail to develop new and innovative technologies or enhance our existing technologies and grow our systems and infrastructure in response to changing client demands and rapid technological change, our business may suffer.

The travel industry is subject to changing client preferences and demands relating to travel and travel- related services, including in response to constant and rapid technological change. These characteristics are changing at an even greater pace as travel providers seek to address client needs and preferences resulting from the COVID-19 pandemic. If we are unable to develop or enhance technology in response to such changes, products or technologies offered or developed by our competitors may render our services less attractive to travelers.

Our ability to provide best-in-class service to our travelers depends upon the use of sophisticated information technologies and systems, including technologies and systems used for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer and provide support for an increasing number of travelers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. We may fail to effectively scale and grow our systems and infrastructure to accommodate these increased demands. Further, our systems and infrastructure may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business, or could contain errors, bugs or vulnerabilities.

Our future success also depends on our ability to understand, adapt and respond to rapidly changing technologies in the travel industry that will allow us to address evolving industry standards and to improve the breadth, diversity and reliability of our services. For example, technological platforms that include the use of AI to analyze known traveler data and preferences to develop a tailored travel plan are being developed. As they are in the early stages, we must understand and respond to the potential impacts of such technology.

We may not be successful, or may be less successful than our current or new competitors, in developing such technology, which would negatively impact our business and financial performance.

If we are not able to maintain existing systems, obtain new technologies and systems, or replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner, our business and operations could be materially adversely affected. Also, we may not achieve the benefits anticipated or required from any new technology or system or be able to devote financial resources to new technologies and systems in the future.

We rely on information technology to operate our business. System interruptions, defects and slowdowns, including with respect to information technology provided by third parties, may cause us to lose travelers or business opportunities or to incur liabilities.

We rely on IT systems to service our clients and enable transactions to be processed on our platforms.

If we are unable to maintain and improve our IT systems and infrastructure, this may result in system interruptions, defects and slowdowns. In the event of system interruptions and/or slow delivery times, prolonged or frequent service outages or insufficient capacity that impedes us from efficiently providing services to travelers, we may lose travelers and revenue or incur liabilities. Further, errors, bugs, vulnerabilities, design defects, or technical limitations within our IT systems may lead to negative experiences for our clients, compromised ability to perform services in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, compromised ability to protect the data of our users, other clients, employees and business partners and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services.

Our IT systems are vulnerable to damage, interruption or fraudulent activity from various causes, any of which could have a material adverse impact on our business, financial condition or results from operations including:

●	power losses, computer systems defects or failure, errors, bugs or vulnerabilities, computer viruses and other contaminants, internet and telecommunications or data network failures, losses and corruption of data and similar events;
●	operator error, penetration by individuals seeking to disrupt operations, misappropriate information or perpetrate fraudulent activity and other physical or electronic breaches of security;
●	the failure of third-party software, systems or services that we rely upon to maintain our own operations;
●	lack of cloud computing capabilities and other technical limitations; and
●	natural disasters, fires, pandemics, wars and acts of terrorism.

In addition, we are dependent upon software, equipment and services provided and/or managed by third parties in the operation of our business. We currently rely on a variety of third-party systems, service providers and software companies, including GDSs and other electronic central reservation systems used by airlines, various channel managing systems and reservation systems used by other travel suppliers, as well as other technologies used by payment gateway providers. In particular, we rely on third parties for:

●	the hosting of our websites;

●	the hosting of websites of our travel suppliers, which we may rely on;
●	certain software underlying our technology platform;
●	transportation ticketing agencies to issue transportation tickets and travel assistance products, confirmations and deliveries;
●	assistance in conducting searches for airfares and to process air ticket bookings;
●	processing hotel reservations for hotels not connected to our management systems;
●	processing credit card, debit card and net banking payments;
●	providing computer infrastructure critical to our business;
●	providing after hours travel management services; and
●	providing client relationship management services.

Any disruption or failure in the software, equipment and services provided and/or managed by these third parties, or errors, bugs or vulnerabilities, could result in performance delays, outages or security breaches that could be harmful to our business. Generally, our third-party IT service providers have disaster recovery and business continuity plans relating to the services provided to us. However, if certain system failures occur, we may not be able to switch to back-up systems immediately, and the time to fully recover could be prolonged.

In the event that the performance of such software, equipment or services provided and/or managed by third parties deteriorates or our arrangements with any of these third parties related to the provision and/or management of software, equipment or services are terminated, we may not be able to find alternative services, equipment or software on a timely basis, on commercially reasonable terms, or at all. Even if we are able to find alternative services, equipment or software, we may not be able to do so without significant cost or disruptions to our business, and our relationships with our travelers may be adversely impacted. Our failure to secure agreements with such third parties, or the failure of such third parties to perform under such agreements, may have a material adverse effect on our business, financial condition or results of operations.

We may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue.

Our use of “open source” software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or demanding compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require licensees who distribute software containing, linking to or derived from open source software to make publicly available the source code of such distributed software, which in some circumstances could be valuable proprietary code, license our software for free or permit others to make derivative works based on such software. While we have implemented policies to ensure that no open source software is used in a manner that would require us to disclose our proprietary source code, license our software for free or permit others to make derivative works based on it, there can be no guarantee that such use could not inadvertently occur. Any requirement to disclose our proprietary source code, license it for free or license it for purposes of making derivative works, and any requirement to pay damages for breach of contract and/or intellectual property infringement may have a material adverse effect on our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.

Our processing, storage, use and disclosure of personal data, including of travelers and our employees, exposes us to risks stemming from possible failure to comply with governmental law and regulation and other legal obligations.

In our processing of travel transactions, we or our travel suppliers and third-party service providers collect, use, analyze and transmit a large volume of personal information. There are numerous laws with a significant impact on our operations regarding privacy, cyber security and the storage, sharing, use, analysis, processing, transfer, disclosure and protection of personal information and consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the GDPR, became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the EU. The GDPR imposes numerous technical and operational obligations on processors and controllers of personal data and provides numerous protections for individuals in the EU, including, but not limited to, notification requirements for data breaches, the right to access personal information and the right to delete personal information. The GDPR provides data protection authorities with enforcement powers which include the ability to restrict processing activities and impose fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. In addition, the GDPR imposes strict rules on the transfer of personal data out of the EU to a “third country,” including the U.S. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. As a result of our relationship with American Express, we currently have the benefit of the Binding Corporate Rules which govern inter-company international data transfers that are intended to achieve compliance with such data transfer rules. Currently, the Binding Corporate Rules continue to be a compliant means of international transfers of data following the Schrems II ruling in 2021. In addition, we are currently in the process of transitioning to the use of our own Binding Corporate Rules although there is no guarantee that such transition will be successfully completed or be sufficient to achieve compliance with applicable data protection legislation as it continues to evolve.

Following the UK’s exit from the EU, the UK has kept the GDPR laws under the UK GDPR. The UK Data Protection Act contains provisions, including its own derogations, for how the GDPR is applied in the UK. The UK Data Protection Act has been enacted alongside the UK GDPR.

From the beginning of 2021 (when the transitional period following Brexit expired), we have been required to continue to comply with GDPR and also the UK Data Protection Act and the UK GDPR, under which the applicable entities may be subject to fines for non-compliance that are of the same amount as provided for in the GDPR. On June 28, 2021, the EU approved adequacy decisions for the EU GDPR and the Law Enforcement Directive (LED). This means that in the majority of circumstances, data can continue to flow from the EU and the EEA to the UK without the need for additional safeguards. Both decisions are expected to last until June 27, 2025. It is expected that the European Commission in 2024 will commence work to determine whether or not to extend the adequacy decisions for the UK for a further period up to a maximum of another four years. For completeness, the UK government has stated that transfers of data from the UK to the EEA in most cases are permitted to continue without change. It says it will keep this under review.

Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive personal data. For example, in July 2020, the Court of Justice of the European Union invalidated the “EU-US Privacy Shield,” a framework for transfers of personal data from the European Economic Area to the United States. While the same Court of Justice of the European Union (“CJEU”) decision considered and left intact the Standard Contractual Clauses (“SCCs”), another mechanism to safeguard data transfers from the EU to third countries, including the U.S., reliance on SCCs is subject to enhanced due diligence on the data importer’s national laws, according to the CJEU. Additional measures may have to accompany the SCCs for a transfer to be compliant. If a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or validly rely upon other alternative means of data transfers from the European Economic Area or the United Kingdom to the U.S. and other countries where safeguards for transfers of personal data are required under the GDPR (and UK GDPR), we may be unable to operate material portions of our business in the European Economic Area or the United Kingdom as a result of the CJEU’s ruling and related guidance of competent European and national agencies, which would materially and adversely affect our business, financial condition, and results of operations. Additionally, if we are restricted from sharing data among our products and services, or if we are restricted from sharing data with our travel suppliers and third-party service providers, it could affect our ability to provide our services or the manner in which we provide our services. Our current data transfer practices may also be more closely reviewed by supervisory authorities and could become subject to private actions.

In the U.S., the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020, and limits how we may collect and use personal information, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal information and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of personal information, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts. Further, the California Privacy Rights Act (“CPRA”), which took effect in January 2023, creates certain additional rights for California residents. For example, the CPRA creates the new category of “sensitive personal information,” which covers data types such as precise geolocation information, biometric information, race and ethnicity, and information regarding sex life or sexual orientation. The CPRA also creates new rights for California residents to direct a business to limit the use and disclosure of such information to that which is necessary to perform the services reasonably expected by the consumer and to request that a company correct inaccurate personal information that is retained by the company. The Virginia Consumer Data Protection Act, which took effect in January 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of consumer data similar to the CCPA and CPRA. Other states have signed into law or are considering legislation governing the handling of personal data, indicating a trend toward more stringent privacy legislation in the U.S. In addition to the existing framework of data privacy laws and regulations, the U.S. Congress, U.S. state legislatures and many states and countries outside the U.S. are considering new privacy and security requirements that would apply to our business. Compliance with current or future privacy, cyber security, data protection, data governance, account access and information and cyber security laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing our legal, operational and compliance costs and could significantly curtail our collection, use, analysis, sharing, retention and safeguarding of personal information and restrict our ability to fully maximize our closed-loop capability, deploy data analytics or AI technology or provide certain products and services, which could materially and adversely affect our profitability. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

As a merchant that processes and accepts cards for payment, we have adopted and implemented internal controls over the use, storage and security of card data pursuant to the Payment Card Industry Data Security Standards. We assess our compliance with the Payment Card Industry Data Security Standards rules on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with these rules or requirements, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our clients, or facilitate other types of online payments, and our business and operating results could be adversely affected. For existing and future payment options we offer to both our business clients and travel suppliers, we may become subject to additional regulations and compliance requirements, including obligations to implement enhanced authentication processes, which could result in significant costs to us and our travel suppliers and reduce the ease of use of our payments options.

While we have taken steps to comply with privacy, cyber security, data protection, data governance, account access and information and cyber security laws and PCI-DSS, any failure or perceived failure by us, our third-party service providers, our independent travel advisors or our partners or affiliates to comply with the privacy policies, privacy- or cyber security-related obligations to travelers or other third parties, or privacy- or cybersecurity-related legal obligations could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, monetary penalties and damages, ongoing regulatory monitoring and increased regulatory scrutiny, client attrition, diversion of management’s time and attention, decreases in the use or acceptance of our cards and damage to our reputation and our brand, all of which could have a material adverse effect on our business and financial performance. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the U.S., the EU and various other countries in which we operate.

Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.

We, and our travel suppliers and third-party service providers on our behalf, collect, use and transmit a large volume of personal information, which pose a tempting target for malicious actors who may seek to carry out cyber-attacks against us or our suppliers or service providers. The secure transmission of client information over the internet is essential in maintaining the confidence of travel suppliers and travelers. Substantial or ongoing data security breaches or cyber-attacks, whether instigated internally or externally on our system or other internet-based systems, expose us to a significant risk of loss, theft, the rendering inaccessible, improper disclosure or misappropriation of this information, and resulting regulatory actions, litigation (including class action litigation) and potential liability, damages and regulatory fines and penalties, and other related costs (including in connection with our investigation and remediation efforts), which could significantly affect our reputation and harm our business. Further, some of our third-party service providers, travel suppliers and other third parties may receive or store information, including client information provided by us. Our travel suppliers currently require most travelers to pay for their transactions with their credit card, especially in the U.S. Increasingly sophisticated technological capabilities pose greater cybersecurity threats and could result in a cyber-attack or a compromise or breach of the technology that we use to protect client transaction data. In addition, the Cybersecurity and Infrastructure Security Agency, has warned all organizations in the U.S. to be on guard against possible cyber-attacks coming from Russia which have the potential to disrupt business operations, limit access to essential services, and threaten public safety. Any significant adverse change in any of these factors could have a material adverse effect on our business, results of operations and financial condition.

We incur material expense to protect against cyber-attacks and security breaches and their consequences, and we may need to increase our security-related expenditures to maintain or increase our systems’ security in the future. However, despite these efforts, our security measures may not prevent cyber-attacks or data security breaches from occurring, and we may ultimately fail to detect, or accurately assess the severity of, a cyber-attack or security breach or not respond quickly enough. In addition, to the extent we experience a cyber-attack or security breach, we may be unsuccessful in implementing remediation plans to address exposure and future harms. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, which change frequently and often are not recognized until launched against a target, could result in a compromise or breach of client data, even if we take all reasonable precautions, including to the extent required by law. These risks are likely to increase as we expand our offerings, expand internationally, integrate our products and services, and store and process more data, including personal information and other sensitive data. Further, if any of our third-party service providers, travel suppliers or other third parties with whom we share client data fail to implement adequate data-security practices or fail to comply with our terms and policies or otherwise suffer a network or other security breach, our clients’ information may be improperly accessed, used or disclosed. We maintain a comprehensive portfolio of insurance policies to meet both our legal obligations and to cover perceived risks within our business, including those related to cybersecurity. We believe that our coverage and the deductibles under these policies are adequate for the risks that we face.

If a party (whether internal, external, an affiliate or unrelated third-party) is able to circumvent our data security systems or those of the third parties with whom we share client information or engage in cyber-attacks, such cyber-attacks or data breaches could result in such party obtaining our proprietary information, the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, our clients’ data and/or significant interruptions in our operations. Cyber-attacks and security breaches could also result in severe damage to our IT infrastructure, including damage that could impair our ability to offer our services. In addition, cyber-attacks or security breaches could result in negative publicity, damage our reputation, divert management’s time and attention, increase our expenditure on cybersecurity measures, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions (and lead to further enhanced regulatory oversight), or cause travelers and potential travel suppliers to lose confidence in our security and choose to use the services of our competitors, any of which would have a material adverse effect on our brands, market share, results of operations and financial condition.

Third parties may claim that the operation of our business infringes on their intellectual property rights. These claims could be costly to defend, result in injunctions and significant damage awards and limit our ability to use key technologies in the future (or require us to implement workarounds), which may cause us to incur significant costs, prevent us from commercializing our products and services or otherwise have a material adverse effect on our business.

In recent years, in the markets in which we operate, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity, as well as litigation, based on allegations of infringement, misappropriation or other violations of intellectual property. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We may be subject to claims of alleged infringement, misappropriation or other violation of the intellectual property rights of our competitors or other third parties in the operation of our businesses, including for our use of third-party intellectual property rights or our internally developed or acquired intellectual property, technologies and content. We cannot guarantee we have not, do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others. If we were to discover that our products or services infringe, misappropriate or otherwise violate the intellectual property rights of others, we may need to obtain licenses or implement workarounds that could be costly. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to implement workarounds successfully. Moreover, if we are sued for infringement, misappropriation or other violation of a third-party’s intellectual property rights and such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments or to indemnify our licensees, or could be enjoined from offering our products or services or using certain technologies or otherwise be subject to other unfavorable circumstances. Accordingly, our exposure to damages resulting from such claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of the Class A Common Stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims (regardless of their merit) and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results and financial condition.

Our failure to adequately protect our intellectual property may negatively impact our ability to compete effectively against competitors in our industry.

Our success and ability to compete depend, in part, upon our intellectual property, including our brands, technology and database. In the U.S. and other jurisdictions, we rely on a combination of copyright, trademark, patent, and trade secret laws, as well as license and confidentiality agreements and internal policies and procedures to protect our intellectual property. Even with these precautions, however, it may be possible for another party to infringe, copy or otherwise obtain and use our owned or licensed intellectual property without our authorization or to develop similar intellectual property independently, particularly in those countries where effective trademark, domain name, copyright, patent and trade secret protection may not be available. Even where effective protection is available, policing unauthorized use of our intellectual property is difficult and expensive. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the rights to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition or results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by unauthorized use.

Risks Relating to Regulatory, Tax and Litigation Matters

We are subject to taxes in many jurisdictions globally.

We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the U.S. at the federal, state and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income which would reduce our profitability.

We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales and value-added taxes, consistent with applicable accounting principles and in light of all current facts and circumstances. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.

Changes in applicable tax laws could result in adverse tax consequences to us.

Our tax positions could be adversely impacted by changes to tax laws, tax treaties, or tax regulations or the interpretation or enforcement thereof by any tax authority in which we file income tax returns, particularly in the U.S. and U.K. We cannot predict the outcome of any specific legislative proposals.

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (“OECD”) recommendations aimed at preventing perceived base erosion and profit shifting (“BEPS”) by multinational corporations. While these recommendations do not change tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our income tax provision and financial statements.

Under the BEPS measures many jurisdictions are introducing or have already introduced anti-hybrid legislation which aims to neutralize the effect of a mismatch in the tax treatment between one jurisdiction and another. While aimed at deliberate tax avoidance, the application of the rules is broad and can affect multi-national groups such as ours with significant U.S. ownership. The effect of this legislation was not material in the period, however we are continuing to monitor and assess any future impacts. In addition, the (BEPS) Pillar 2 legislation is currently due to be implemented during the year ending December 31, 2024 . This will introduce a minimum tax at a consolidated level but is likely to be implemented at a jurisdictional level by many countries. We are closely monitoring these developments and working to assess any future impacts of such legislations.

The U.S Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently-completed three year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA is not currently expected to have a material impact on our reported results, cash flows or financial position when it becomes effective.

Current developments in tax legislation globally also mean that despite the Company having significant net operating losses (“NOLs”), the rate of monetization of these NOLs is likely to be affected. Furthermore, many tax authorities limit the utilization of NOLs to a percentage of current year taxable income (typically in the range of 50%-80%). This can result in cash tax outflows in years of profit even where significant NOLs exist.

We may be subject to foreign investment and exchange risks.

Our functional and presentational currency is U.S. dollars and as a result, our consolidated financial statements are reported in U.S. dollars. We have acquired, and may in the future acquire, businesses that denominate their financial information in a currency other than the U.S. dollar and/or conduct operations or make sales in currencies other than U.S. dollars. When consolidating a business that has functional currency other than U.S. dollars, we will be required to translate the balance sheet and operational results of such business into U.S. dollars. Due to the foregoing, changes in exchange rates between U.S. dollars and other currencies could lead to significant changes in our reported financial results from period to period. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political or regulatory developments. We currently do not engage in foreign currency hedging activities and although we may seek to manage our foreign exchange exposure, including by active use of hedging and derivative instruments, we cannot assure you that such arrangements will be entered into or available at all times when we wish to use them or that they will be sufficient to cover the risk.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.

Our current financing arrangements (including the debt outstanding under the Senior Secured Credit Agreement) have, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness even though the amount borrowed remains the same, and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of such events could materially and adversely affect our profitability, cash flows and results of operations.

In addition, a transition away from London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Senior Secured Credit Agreement. The Financial Conduct Authority of the UK (the authority that regulates LIBOR) has announced that it plans to phase out LIBOR by June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. The loans under the Senior Secured New Tranche B-3 Term Loan Facilities, the Senior Secured New Tranche B-4 Term Loan Facility and the Senior Secured Revolving Credit Facility accrue interest according to a SOFR-based rate. However, the implementation of a replacement rate for the Senior Secured Initial Term Loans would require further negotiation with the requisite lenders under such facility. Although the Senior Secured Credit Agreement provides for an alternative base rate to calculate interest on the Senior Secured Initial Term Loans, such alternative base rate is generally higher than LIBOR. At this time, it is not possible to predict how markets will respond to alternative reference rates as the transition away from the LIBOR benchmark progresses.

The consequences of these developments and the phase-out of LIBOR cannot be entirely predicted but could include an increase in the cost of borrowings under the Senior Secured Credit Agreement.

We may hedge against certain interest rate risks by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. During the year ended December 31, 2021, we did not engage in interest rate hedging activities. In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against future increases in the benchmark rate for the Senior Secured New Tranche B-3 Term Loan Facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this interest rate swap and simultaneously entered into another interest rate swap contract, with substantially the same terms and conditions as the February 2022 swap contract, except the fixed interest rate component was changed. Further, in February 2023, we entered into additional interest rate swap for a notional amount of $300 million of debt for a period covering from March 2023 to March 2027 to hedge against future increases in SOFR as the benchmark rate. Although hedging instruments may be used to selectively manage risks, such instruments may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks, including in connection with the phase-out of LIBOR. In addition, we do not currently maintain interest rate swaps with respect to all of our variable-rate indebtedness.

Our business is subject to regulation in the U.S. and the other jurisdictions in which we operate, and any failure to comply with such regulations or any changes in such regulations could adversely affect us.

We are subject to various regulations in the U.S. and the international jurisdictions in which we operate. In addition, we maintain travel licenses and/or registrations in the jurisdictions that require them. We are required to renew our licenses, typically on an annual basis, and, to do so, we must satisfy the licensee renewal requirements of each jurisdiction. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring remedial action, suspension of a license or, ultimately, revocation of a license. For a specific discussion of risks related to American Express’s deemed “control” of us under the BHC Act, see “— Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition.”

We are subject to other laws and regulations on matters as diverse as anti-bribery and anti-corruption laws, economic sanctions laws and regulations internal controls over financial reporting, regulation by the U.S. Department of Transportation (“DOT”) regarding the provision of air transportation, data privacy and protection, taxation, environmental protection, antitrust, wage-and-hour standards, headcount reductions and employment and labor relations. In addition, certain of our clients have government contracts that subject them and us to governmental reporting requirements.

Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with partners, merchants, vendors and other third parties. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. New laws or regulations could similarly affect our business, increase our costs of doing business and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition.

If we fail to satisfy regulatory requirements, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions, which could compromise our competitive position.

Our international operations are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. government regulations.

For example, in Europe, computerized reservation systems regulations or interpretations of regulations may:

●	increase our cost of doing business or lower our revenue;
●	limit our ability to sell marketing data;
●	impact relationships with travel agencies, airlines, rail companies, or others, impair the enforceability of existing agreements with travel agencies and other users of our system;
●	prohibit or limit us from offering services or products; or
●	limit our ability to establish or change fees.

In addition, certain foreign jurisdictions are considering regulations intended to address the issue of “overtourism,” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting the construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations.

Similarly, companies we acquired may not have been subject to U.S. laws until we acquired them. Until we are able to fully integrate our compliance processes into the operations of such acquired companies, we are at risk of the acquired company’s failure to comply with U.S. laws, rules and regulations. Failure by us and our subsidiaries to comply with these laws could subject us to government investigations, civil and criminal penalties and reputational harm, which could have a material adverse effect on our consolidated operating results and financial position.

Further, we rely on third parties that we do not control, including travel suppliers, strategic partners, third-party service providers and affiliates. If these third parties fail to meet our requirements or standards or the requirements or standards of applicable laws or governmental regulations, it could damage our reputation, make it difficult for us to operate some aspects of our business, or expose us to liability for their actions which could have an adverse impact on our business and financial performance.

Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition.

As further described in “Business — Government Regulation,” because American Express “controls” us for the purposes of the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve. The Federal Reserve has broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict our operations and acquisitions and require divestitures. As noted above, American Express is a bank holding company. In addition, American Express has elected to become a financial holding company, and as such it is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, American Express must meet certain eligibility requirements. We and American Express engage in various activities permissible only for bank holding companies that have elected to become financial holding companies, including, in particular, providing travel agency services. If a bank holding company fails to continue to meet eligibility requirements for financial holding company status, including as a result of actions by entities that are deemed “controlled” for BHC Act purposes, the financial condition and results of operations of the bank holding company and the companies “controlled” for BHC Act purposes by such bank holding company could be adversely affected, the bank holding company and the companies “controlled” for BHC Act purposes by such bank holding company may be restricted in their ability to engage in certain business activities or acquisitions, and ultimately, the bank holding company and the companies “controlled” for BHC Act purposes by such bank holding company could be required to discontinue certain activities permitted for financial holding companies or that rely on financial holding company status. Any of the foregoing, to the extent it occurs to us, could compromise our competitive position, particularly to the extent our competitors may not be subject to these same regulations. In addition, because acquisitions have been and are expected to continue to be a critical part of our growth strategy, any such limitations on our ability to engage in acquisition activity could inhibit our future growth and have a materially adverse effect on our business, financial condition or results of operations. See “— Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business”.

In addition, failure to satisfy regulatory requirements arising from American Express’s deemed “control” of us under the BHC Act may give American Express the right to (i) transfer all or a significant portion of its shares of GBTG and GBT JerseyCo or exercise registration rights without regard to certain restrictions that would otherwise apply, or (ii) exchange all or a significant portion of its shares of Class A Common Stock and Class B Common Stock, as applicable, for shares of Class A-1 Preferred Stock and Class B-1 Preferred Stock, respectively, which are non-voting. See “— Risks Relating to Our Organization and Structure — American Express’s right to reduce, restructure or terminate its investment in GBTG and GBT JerseyCo in the event of an Amex Exit Condition could adversely affect our business, results of operations and financial condition, depress the market price of the Class A Common Stock and result in further concentration of the voting power in GBTG.”

We are subject to anti-corruption, anti-money laundering, and economic sanctions laws and regulations in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act and regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control Failure to comply with these laws and regulations could negatively impact our business, results of operations and financial condition.

Civil and criminal penalties may be imposed for violations of the U.S. Foreign Corrupt Practices Act, anti-money laundering laws and regulations, and regulations administered and enforced by the U. S. Treasury Department’s Office of Foreign Assets Control and similar laws and regulations. Although we have policies in place with respect to compliance with the FCPA and similar laws, anti-money laundering laws and economic sanctions laws and regulations, we cannot assure you that our directors, officers, employees and agents will comply with those laws and our policies, and we may be held responsible for any such non-compliance. If we or our directors or officers violate such laws or other similar laws governing the conduct of our business (including local laws), we, our directors, our employees or our agents may be subject to criminal and civil penalties or other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition and results of operations. Any investigation of any actual or alleged violations of such laws could harm our reputation or have an adverse impact on our business, financial condition and results of operations.

Economic sanctions and embargo laws and regulations, such as those administered and enforced by OFAC, vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. We cannot assure you that we will be in compliance with such laws, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations.

In the future, we may acquire companies with business operations outside of the U.S., some of which may not have previously been subject to certain U.S. laws and regulations, including the FCPA, OFAC, or other anti-corruption, anti-money laundering and economic sanctions laws applicable to us. We may be held responsible for any violations of such laws by an acquired company that occurred prior to our acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. The process of integrating an acquired company’s business into our operations is challenging, and we may have difficulty in implementing compliance procedures for newly applicable anti-corruption and economic sanctions laws.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the U.S.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

We are and, from time to time we may be, involved in legal proceedings and may experience unfavorable outcomes, which could affect our business and results of operations.

We are, and in the future, may be, subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could result in reputational damage and have a material adverse effect on our business, financial position and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of the Class A Common Stock.

Risks Relating to Our Organization and Structure

We conduct certain of our operations through joint ventures where we are generally the majority owner, but in some cases, we have only a minority interest. Disagreements with our partners could adversely affect our interest in the joint ventures.

In the course of executing our acquisition strategy, we have acquired, and in the future may acquire, majority or minority interests in businesses or their affiliates. Although we typically seek to assume or maintain corporate control over such entities, including responsibility for the day-to-day operations of these businesses, we have not, and may not in the future, always be able to accomplish such control. In addition, we have not always been able, and in the future may not always be able, to structure such arrangements in a manner that allows us to acquire the interests not owned by us. In addition, in some instances, such majority or minority interest holder may have the right to purchase our interest in such joint venture whether or not we consent. As a result, any disagreements with our partners could result in a disruption to our business and operations.

Where we hold a minority interest in a joint venture, we may not be able to control such company’s operations or compliance with applicable laws or regulations. If we have a disagreement with a joint venture partner with respect to a particular issue, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Disputes may occur with respect to joint ventures, and any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or the portion of our growth strategy related to the joint venture.

The interests of the Continuing JerseyCo Owners may not always coincide with our interests or the interests of our other stockholders, and may result in conflicts of interest.

The interests of the Continuing JerseyCo Owners may not always coincide with the Company’s interests or the interests of our other stockholders. The Continuing JerseyCo Owners may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, the Continuing JerseyCo Owners own 100% of the outstanding GBT JerseyCo B Ordinary Shares, which represent a majority of the economic interests in GBT. Because the Continuing JerseyCo Owners hold their economic ownership interest in our business through GBT, rather than through the public company, the Continuing JerseyCo Owners may have conflicting interests with the holders of Class A Common Stock. In addition, the structuring of future transactions may take into consideration the tax or other considerations of the Continuing JerseyCo Owners even where no similar benefit would accrue to us.

As a result of these risks, the market price of the Class A Common Stock could decline or stockholders might not receive a premium over the then-current market price of the Class A Common Stock upon a change in control.

GBTG is a holding company, the principal asset of which is an equity interest in GBT JerseyCo and GBTG’s ability to pay taxes and expenses will depend on distributions made by its subsidiaries and may be otherwise limited by our structure and the terms of our existing and future indebtedness.

GBTG is a holding company with no operations and will rely on GBT JerseyCo to provide it with funds necessary to meet any financial obligations. GBTG’s principal asset is the GBT JerseyCo A Ordinary Shares. As such, GBTG has no independent means of generating revenue or cash flow. Its ability to pay taxes and expenses depends on the financial results and cash flows of GBT JerseyCo and its subsidiaries and the distributions GBTG receives from GBT JerseyCo. Deterioration in the financial condition, earnings or cash flow of GBT JerseyCo and its subsidiaries for any reason could limit or impair GBT JerseyCo’s ability to pay such distributions.

GBT JerseyCo is treated as a flow-through entity for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its GBT JerseyCo A Ordinary Shares and GBT JerseyCo B Ordinary Shares. Pursuant to the Shareholders Agreement and in accordance with the Companies (Jersey) Law 1991, GBT JerseyCo makes (x) cash distributions to GBTG in an amount intended to be sufficient to enable GBTG to satisfy its liabilities for taxes, as reasonably determined by the Board, and (y) proportionate cash distributions to GBT JerseyCo’s other shareholders.

GBTG incurs taxes and other expenses incidental to its functions as a public company which could be significant. We expect GBT JerseyCo to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow GBTG to pay its taxes and public company expenses. However, our ability to make such distributions and pay or reimburse such expenses may be subject to various limitations and restrictions, including, but not limited to, restrictions in our debt documents, the availability of sufficient cash and appropriate reserves for working capital, and the applicable provisions of Jersey law including, but not limited to, the obligation of the GBT JerseyCo Board to declare a 12-month forward looking cash flow solvency statement in accordance with the Companies (Jersey) Law 1991, prior to the declaration of a distribution. Subsidiaries of GBT JerseyCo are also generally subject to similar or other types of legal limitations on their ability to make distributions that would have the effect of rendering them insolvent.

If GBTG does not have sufficient funds to pay tax or other liabilities or to fund its other expenses (as a result of GBT JerseyCo’s failure to make distributions or its inability to do so due to various limitations and restrictions), GBTG may need to obtain additional financing. There is no assurance that such financing would be available to GBTG on acceptable terms or at all and thus its liquidity and financial condition could be materially and adversely affected (See “— Risks Relating to Our Dependence on Third Parties”). We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.

The GBT JerseyCo A Ordinary Shares will be freely transferable.

In most businesses operating under an Up-C structure, the voting equity of the operating company held by the public company cannot be transferred without the consent of the holders of non-voting equity of the operating company, which ensures that, without the requisite consent, the public company will remain the sole owner of the voting shares of the operating company. However, the GBT JerseyCo A Ordinary Shares, all of which are held by us, are not subject to any contractual restrictions on transfer. While we do not intend to sell, transfer or otherwise dispose of any GBT JerseyCo A Ordinary Shares, we will have the right to sell, transfer or otherwise dispose of some or all of the GBT JerseyCo A Ordinary Shares, subject to applicable law, including the fiduciary duties of our directors under Delaware law and Section 271 of the DGCL, which requires the approval of holders of a majority of our outstanding stock entitled to vote thereon in order for us to sell, lease or exchange all or substantially all of our property and assets.

If we transfer some or all of the GBT JerseyCo A Ordinary Shares, the “mirrored” capital structure and ownership of GBTG and GBT JerseyCo, which is typical in Up-C structures, would no longer apply. In addition, we would no longer hold 100% of the voting power of GBT, which could impact the election of the GBT JerseyCo Board and the management of GBT JerseyCo.

In certain circumstances, GBT JerseyCo will be required to make distributions to GBTG and the Continuing JerseyCo Owners and the distributions that GBT JerseyCo will be required to make may be substantial.

GBT JerseyCo is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, taxable income is allocated to the owners of GBT JerseyCo, including GBTG. Pursuant to the Shareholders Agreement, GBT JerseyCo agreed to make pro rata cash distributions, or tax distributions, to the owners of GBT

JerseyCo A Ordinary Shares and GBT JerseyCo B Ordinary Shares, in amounts intended to be sufficient to enable GBTG to satisfy its liabilities for taxes, as reasonably determined by the Board, subject to various limitations and restrictions, including, but not limited to, restrictions in our debt documents, the availability of sufficient cash and appropriate reserves for working capital, and the applicable provisions of Jersey law.

Funds used by GBT JerseyCo to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that GBT JerseyCo will be required to make may be substantial and may exceed (as a percentage of GBT JerseyCo taxable income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be made pro rata, these payments may significantly exceed the actual tax liability for the Continuing JerseyCo Owners.

GBTG may receive tax distributions significantly in excess of its tax liabilities. To the extent GBTG were not to distribute such cash balances as dividends on the Class A Common Stock and instead, for example, held such cash balances or loaned them to a subsidiary, the Continuing JerseyCo Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A Common Stock following an exchange of their GBT JerseyCo B Ordinary Shares (with automatic surrender for cancellation of an equal number of shares of Class B Common Stock). However, we currently expect to adopt a dividend policy pursuant to which we would pay a dividend on the Class A Common Stock in the amount of any such cash balances in order to maintain the intended economic relationship between the shares of the Class A Common Stock and the GBT JerseyCo B Ordinary Shares. The payment of any dividends, however, is at the discretion of the Board and we have no obligation to pay any dividend. Furthermore, our ability to pay dividends is limited by the Senior Secured Credit Agreement and may be limited by covenants under other indebtedness we and our subsidiaries incur in the future, as well as other limitations and restrictions imposed by law.

Pursuant to the Senior Secured Credit Agreement, so long as GBT JerseyCo is treated as a partnership or a disregarded entity for U.S. federal income tax purposes, GBT JerseyCo may make Tax Distributions (as defined and set forth in the Shareholders Agreement), subject to certain limitations on future amendments, if any, to the Shareholders Agreement and certain restrictions on making Tax Distributions with respect to any income included under Section 965(a) of the Code. If we become a guarantor under the Senior Secured Credit Agreement, then our ability to make dividends on the Class A Common Stock in the amount of any excess cash balances from such tax distributions, as well as certain other cash dividends, would be subject to fixed-dollar caps set forth in the Senior Secured Credit Agreement in the event that the total leverage ratio (calculated in a manner set forth in the Senior Secured Credit Agreement) would be greater than 3.00:1.00 after giving pro forma effect to such dividends. If we do not become a guarantor, then the ability of our subsidiaries to make certain cash dividends to us will be subject to similar restrictions.

The classification of the Board may have anti-takeover effects, including discouraging, delaying or preventing a change of control.

The Board consists of three classes of directors with staggered, three-year terms. The presence of a classified board could have anti-takeover effects, including discouraging a third-party from making a tender offer for Common Stock or attempting to obtain control of us, even when stockholders may consider such a takeover to be in their best interests. It could also delay stockholders who disapprove of the performance of the Board from changing a majority of the Board through a single proxy contest.

Delaware law, our Certificate of Incorporation and our Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of holders of Class A Common Stock to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Among other differences, our Certificate of Incorporation and our Bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board, or taking other corporate actions, including effecting changes in management. Among other things, our Certificate of Incorporation and Bylaws include provisions regarding:

●	the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	the right of the Board to elect a director to fill a vacancy created by the expansion of or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board (unless a shareholder meeting is called by the Board for this purpose);
●	the inability of holders of Class A Common Stock to act by written consent in lieu of a meeting;
●	the requirement that a special meeting of stockholders may be called only by the Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	the procedures for the conduct and scheduling of the Board and stockholder meetings;
●	the ability of the Board to amend our Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt;
●	the establishment of a supermajority stockholder vote requirement of 662∕3% of outstanding shares entitled to vote generally to remove directors, amend our Certificate of Incorporation or amend our Bylaws; and
●	advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the composition of the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management. In addition, although we will elect not to be governed by Section 203 of the DGCL, our Certificate of Incorporation will include similar provisions that generally prohibit us from engaging in any of a broad range of business combinations with an interested stockholder for a period of 3 years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by the Board and the affirmative vote of at least 662∕3% of our outstanding voting stock (other than such stock owned by the interested shareholder). This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law, our Certificate of Incorporation or Bylaws may also discourage, delay or prevent someone from acquiring or merging with us.

In addition, (a) the provisions of the Shareholders Agreement, as described below, provide the stockholders party thereto with certain board nomination rights; and (b) the provisions of the Registration Rights Agreement, as described below, provide the stockholders party thereto with certain piggyback rights. Both the board representation rights and piggyback rights could have the effect of delaying or preventing a change in control.

American Express’s right to reduce, restructure or terminate its investment in GBTG and GBT JerseyCo in the event of an Amex Exit Condition could adversely affect our business, results of operations and financial condition, depress the market price of the Class A Common Stock and result in further concentration of the voting power in GBTG.

Upon the occurrence of certain events (which are referred to in the Shareholders Agreement as “Amex Exit Conditions”), American Express has the right to (i) transfer all or a significant portion of its shares of GBTG and GBT JerseyCo, (ii) exercise registration rights without regard to certain restrictions that would otherwise apply or (iii) exchange all or a significant portion of its shares of Class A Common Stock and Class B Common Stock, as applicable, for shares of Class A-1 Preferred Stock and Class B-1 Preferred Stock, respectively, which are non-voting. In addition, if Amex HoldCo becomes subject to regulatory or supervisory restrictions that limit its ability to engage in activities generally permitted for financial holding companies under the BHC Act and, in response, we elect to require Amex HoldCo to divest or otherwise restructure its investment in us such that American Express no longer “controls” us under the BHC Act (which is an Amex Exit Condition), American Express may, at its option, terminate the A&R Trademark License Agreement, subject to the two-year transition period set forth therein (including termination of the “Payment Provider Obligations” referred to in the A&R Trademark License Agreement and the American Express exclusivity obligations to us and our affiliates and our and our affiliates’ other exclusivity obligations to American Express under the operating agreements between GBT UK (and its affiliates, where applicable) and American Express; provided, however, that our co-brand obligations with respect to the existing co-brands will continue on their current terms until the existing termination dates of such agreements; provided, further, that we and our affiliates will have no obligation to renew such co-brands or support any future co-brands once the A&R Trademark License Agreement is terminated). See “— Risks Relating to Intellectual Property, Information Technology, Data Security and Privacy — Any termination of the A&R Trademark License Agreement for rights to the American Express trademarks used in our business, including failure to renew the license upon expiration, could adversely affect our business and results of operations” for more information.

American Express may, to terminate its deemed “control” of us under the BHC Act following the occurrence of an Amex Exit Condition, transfer shares of GBTG and GBT JerseyCo without regard to certain applicable transfer restrictions under the Shareholders Agreement, other than the bar on transfers to sanctioned persons and subject to volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. American Express’s exemption from certain transfer restrictions could significantly impair our and our other stockholders’ interests. For example, following the occurrence of an Amex Exit Condition, American Express could transfer shares to one of our competitors, which could undermine our competitive position. American Express could also transfer GBT JerseyCo shares in circumstances that would cause GBT JerseyCo to be classified as a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, which could materially increase our tax liabilities.

Similarly, American Express may, to terminate its deemed “control” of us under the BHC Act following an Amex Exit Condition, exercise demand registration rights under the Registration Rights Agreement without regard to certain generally applicable restrictions and limitations on such registration rights. Among other things, the Registration Rights Agreement generally entitles us to delay the filing or initial effectiveness, or suspend the use, of a registration statement if necessary to avoid an adverse disclosure of material non-public information or other consequences seriously detrimental to us. However, we cannot avail ourselves of these protections in connection with American Express’s exercise of demand registration rights following an Amex Exit Condition. As a result, we could be compelled to disclose in a registration statement sensitive non-public information even where doing so would be seriously detrimental to us.

Moreover, American Express’s transfer or exercise of demand registration rights with respect to all or a substantial portion of its shares to terminate its deemed “control” of us under the BHC Act following an Amex Exit Condition could result in the sale of a large number of shares of the Class A Common Stock at once or within a relatively short period of time. Such sales could cause the market price of the Class A Common Stock to fall significantly, particularly because, following an Amex Exit Condition, the sale price for such shares may not reflect the intrinsic value of the Class A Common Stock. Even if American Express has not exercised such rights, the possibility that it could do so in the future could itself depress the market price of the Class A Common Stock and might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These factors could impair your ability to sell your shares of the Class A Common Stock when desired or limit the price that you may obtain for your shares.

In addition, American Express’s exchange of such shares for shares of Class A-1 Preferred Stock and/or Class B-1 Preferred Stock, which are nonvoting, following an Amex Exit Condition would result in further concentration of voting power in GBTG. For further discussion of the risks associated with the concentration of voting power in GBTG, see “— Risks Relating to Our Securities — If our voting power continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.”

Risks Relating to Our Securities

The market price of the Class A Common Stock may be volatile and could decline significantly.

The trading price of the Class A Common Stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in the Class A Common Stock. Factors that could cause fluctuations in the trading price of the Class A Common Stock include the following:

●	lack of liquidity in stock;
●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the trading prices and trading volumes of travel industry stocks;
●	if the benefits of the Business Combination do not meet the expectations of investors or securities analysts;
●	changes in operating performance and stock market valuations of other travel companies generally, or those in our industry in particular;
●	sales of shares of the Class A Common Stock by stockholders or by us;
●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors;
●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
●	announcements by us or our competitors of new offerings or platform features;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	rumors and market speculation involving us or other companies in our industry;
●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;
●	the COVID-19 pandemic and its impact on the travel industry;
●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	announced or completed acquisitions of businesses, services or technologies by us or our competitors;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidelines, interpretations or principles;
●	any significant change in our management;
●	economic instability in the global financial markets and slow or negative growth of our markets, including as a result of Russia’s invasion of Ukraine; and
●	other factors described in this “Risk Factors” section.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of the Class A Common Stock, the market price and trading volume of the Class A Common Stock could decline.

The trading market for the Class A Common Stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. If no, or few, analysts commence coverage of us, the trading price of the Class A Common Stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of the Class A Common Stock, the price of the Class A Common Stock could decline following such announcement. If one or more of these analysts cease to cover the Class A Common Stock, we could lose visibility in the market for the Class A Common Stock, which in turn could cause the price of our Class A Common Stock to decline.

We have incurred significant increased costs as a result of being a newly public company, and our management will be required to devote substantial time to new compliance initiatives.

As a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses are expected to increase because, effective December 31, 2022, we are no longer classified as an emerging growth company, as defined in Section 2(a) of the Securities Act. While we are investing heavily in upgrading our financial systems, we expect these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Additionally, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies that did not previously apply to us, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act, regulations related thereto and the existing and proposed rules and regulations of the SEC and NYSE, will increase the costs and the time that must be devoted to compliance matters. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on the Board, on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to the delisting of the Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our failure to maintain effective internal controls over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Under standards established by the Public Company Accounting Oversight Board (the “PCAOB”), a deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. We cannot assure you that material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of the Class A Common Stock, and we may be unable to maintain compliance with the NYSE listing standards.

There can be no assurance that we will be able to maintain compliance with the listing standards of the NYSE.

Our Class A Common Stock is listed on the NYSE. However, although we currently meet the minimum initial listing standards required by the NYSE, there can be no assurance that our Class A Common Stock will continue to be listed on the NYSE in the future. In order to continue listing our Class A Common Stock on the NYSE, we must maintain certain financial, distribution and share price levels, and a minimum number of holders of our securities.

If we fail to continue to meet the listing requirements of the NYSE, our Class A Common Stock may be delisted, and we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a limited amount of news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

Future issuances of the Class A Common Stock or rights to purchase the Class A Common Stock, including pursuant to our equity incentive plan, in connection with acquisitions or otherwise, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We have 2,932,246,457 shares of Class A Common Stock authorized but unissued as of December 31, 2022. Our Certificate of Incorporation and the applicable provisions of the DGCL authorize us to issue these shares of Class A Common Stock and options, rights, warrants and appreciation rights relating to Class A Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions, or otherwise.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of the Class A Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock (including the Class A-1 Preferred Stock and the Class B-1 Preferred Stock, none of which is issued and outstanding as of the date of this Annual Report), if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of the Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of the Class A Common Stock bear the risk that our future offerings may reduce the market price of the Class A Common Stock and dilute their percentage ownership.

We do not currently intend to pay cash dividends on the Class A Common Stock, so any returns will be substantially limited to the value of the Class A Common Stock.

We have no current plans to pay any cash dividends on the Class A Common Stock. The declaration, amount and payment of any future dividends on shares of the Class A Common Stock will be at the sole discretion of the Board. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends from future earnings for the foreseeable future. In addition, our ability to pay dividends is limited by the Senior Secured Credit Agreement and may be limited by covenants under other indebtedness we and our subsidiaries incur in the future, as well as other limitations and restrictions imposed by law. As a result, you may not receive any return on an investment in the Class A Common Stock unless you sell the Class A Common Stock at a greater price than that which you paid for it.

If our voting power continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

The Continuing JerseyCo Owners and their affiliates control a majority of our voting power as a result of their ownership of Class B Common Stock. Moreover, the Shareholders Agreement contains provisions relating to our corporate governance. Even when the Continuing JerseyCo Owners and their affiliates cease to own shares of our Class A Common Stock representing a majority of the voting power, for so long as the Continuing JerseyCo Owners continue to own a significant percentage of our Class A Common Stock, the Continuing JerseyCo Owners will still be able to significantly influence the composition of the Board and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, the Continuing JerseyCo Owners and their affiliates have significant influence with respect to our management, significant operational and strategic decisions, business plans and policies through their voting power and their rights under the Shareholders Agreement. Further, the Continuing JerseyCo Owners and their affiliates, through their combined voting power and their rights under the Shareholders Agreement, may be able to cause or prevent a change of control of our Company or a change in the composition of the Board and could preclude any unsolicited acquisition of our Company. This concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A Common Stock as part of a sale of our Company and ultimately may negatively affect the market price of the Class A Common Stock.

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

Our dual class structure may depress the trading price of the Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of the Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P, Dow Jones and FTSE Russell have each announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares from being added to these indices. In addition, several stockholder advisory firms and investor groups have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our Common Stock may cause stockholder advisory firms and investor groups to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of the Class A Common Stock.

Our Certificate of Incorporation and Bylaws provide that the Delaware Court of Chancery will be the sole and exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on our behalf, (b) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, or any claim for aiding and abetting such alleged breach, (c) action asserting a claim arising under any provision of the DGCL, Certificate of Incorporation or our Bylaws or as to which the DGCL confers jurisdiction on the Delaware Court of Chancery, (d) action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws, (e) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. Our Certificate of Incorporation further provides that (i) such exclusive forum provision shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction and (ii) unless we consent in writing to the section of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the exclusive forum provision of our Certificate of Incorporation. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The Class A Common Stock is and will be subordinate to all of our existing and future indebtedness, our Class A-1 Preferred Stock and Class B-1 Preferred Stock and any preferred stock issued in the future, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of the Class A Common Stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of the Class A Common Stock are subject to the prior liquidation rights of holders of Class A-1 Preferred Stock and Class B-1 Preferred Stock, none of which is issued and outstanding as of the date of this Annual Report, and may become subject to the prior dividend and liquidation rights of holders of any series of preferred stock that the Board may designate and issue without any action on the part of the holders of the Class A Common Stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.

Item 1B.Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters in London, United Kingdom pursuant to a lease that expires on April 1, 2025. We also lease office space worldwide in various cities and locations. We do not own any real property. We consider these arrangements to be adequate for our present needs.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is listed and traded on the New York Stock Exchange under the stock symbol “GBTG.”

Holders

As of March 20, 2023, there were approximately 17 holders of record of our Class A Common Stock and 3 holders of record of our Class B Common Stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Our Class B Common Stock is not listed or quoted on any exchange and is not transferable by the holders, subject to certain limited exceptions.

Dividends

We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. Our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Performance Graph

The performance graph below shows the cumulative total stockholder return on our Class A Common Stock, compared with the NYSE Composite Index (“NYSE Composite”), the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s Software & Services Select Industry Index (“S&P Software & Services Select Industry Index”) (collectively, the “Indices”) from the closing price on May 31, 2022 (the date our Class A Common Stock began trading on NYSE) through December 30, 2022. The results are based on an investment of $100 in our Class A Common Stock and each of the Indices. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits. The performance shown in the graph represents past performance and is not intended to be indicative of future performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Since inception in 2022, the registrant has not made any sales of unregistered equity securities that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements, and the related notes, included elsewhere in this Form 10-K. The discussion and analysis below presents our historical results as of and for the years ended on, the dates indicated. The historical financials below, for the period prior to the Business Combination, are those of GBT JerseyCo Limited and its subsidiaries that became predecessors of GBTG upon the consummation of the Business Combination and, depending on the context, “we,” “us,” or “our,” could mean GBT JerseyCo and its subsidiaries or GBTG and its subsidiaries.

Overview

We operate American Express Global Business Travel, the world’s leading B2B travel platform. We provide a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver unrivaled choice, value and experience with the powerful backing of American Express GBT.

We are at the center of the global B2B travel ecosystem, managing the end-to-end logistics of business travel and providing an important link between businesses, their employees, travel suppliers and other industry participants. We service our clients in the following ways:

●	Our portfolio of travel management solutions, built around and targeting the needs of key client segments we serve, provide extensive access to flights, hotel rooms, car rentals and other travel services as well as meeting and events solutions, including exclusive negotiated content, supported by a full suite of services that allows our clients to design and operate an efficient travel program and solve complex travel requirements across all stages of the business process from planning, booking, on trip, and post trip activities.
●	Our award-winning client facing proprietary platforms are built to deliver business value through optimized user experiences across the act of business travel. These platforms, accessible over Web and Mobile interfaces and powered by our data management infrastructure and built by one of the world’s largest product engineering teams dedicated to driving technical innovation across the business travel industry. These client facing platforms are known to the market as:
●	Egencia primarily focuses on digital-first clients (more than 90% of transactions were served through digital channels in 2022) who value a simple, easy to use and standardized end-to-end solution.
●	The GBT platform is a modular solution primarily focused on flexibility of service offerings; seamlessly integrating a wide range of third-party and proprietary software and services in to one complete travel solution designed and built around the needs of each customer.
●	GBT Partner Solutions extends our platform to Network Partners, TMCs and independent advisors, by offering them access to our differentiated content and technology. Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
●	GBT Supply MarketPlace provides travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing, the complex needs of our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients.

In June 2014, American Express established the JV comprising the legacy GBT JerseyCo operations with a predecessor of Juweel and a group of institutional investors led by an affiliate of Certares. Since the formation of the JV in 2014, we have evolved from a leading travel management company into a complete B2B travel platform, becoming one of the leading marketplaces in travel for business clients and travel suppliers. Before June 2014, our operations were owned by American Express and primarily consisted of providing business travel solutions for business clients.

On December 2, 2021, GBT JerseyCo entered into the Business Combination Agreement with APSG. The Business Combination closed on May 27, 2022 and GBT JerseyCo became a direct subsidiary of GBTG through the transaction contemplated by the Business Combination Agreement. GBTG is a Delaware corporation and tax resident in the U.S. GBTG conducts its business through GBT JerseyCo in an Up-C structure. GBT JerseyCo is tax resident in the U.K.

In May 2022, we executed long-term commercial agreements with American Express, including the A&R Trademark License Agreement, pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, continue to license the American Express trademarks used in the American Express GBT Meetings & Events brand for business travel, meetings and events, business consulting and other services related to business travel, in each case on an exclusive and worldwide basis. The term of the A&R Trademark License Agreement is for 11 years from the closing date, unless earlier terminated or extended. The American Express brand, consistently ranked as one of the most valuable brands in the world, brings with it a reputation for service excellence. We believe our partnership with American Express has been an important component of our value proposition. Under our commercial agreements with American Express, we exclusively provide business travel and meetings and events services to American Express personnel, subject to limited exceptions, engage in mutual global lead generation activities with American Express for our respective services and continue to exclusively promote American Express payment products to our clients and to make those products available for use by our own personnel in connection with our business.

As of December 31, 2022, we had approximately 19,000 employees worldwide with a proprietary presence or operations in 31 countries. We service clients in the rest of the world through our travel partners network.

Key Factors Affecting Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Industry Trends

The travel industry can generally be divided into two sectors: (i) the leisure travel sector, which serves individuals who make reservations for vacation and personal travel, and (ii) the business travel sector, which serves business clients that require travel by employees and other travelers for business needs and meetings. We focus primarily on the business travel sector, which is approximately twice as valuable as the leisure travel sector because business travel customers purchase more premium seats, more flexible tickets, more long- haul international trips and more last-minute bookings.

Impact of the COVID-19 Pandemic

The outbreak of the novel strain of the coronavirus, COVID-19 (“COVID-19”) severely restricted the level of economic activity around the world beginning in 2020. Government measures implemented then to contain the spread of COVID-19, such as imposing restrictions on travel and business operations, limited business travel significantly below 2019 levels.

Since then, many countries have vaccinated a reasonable proportion of their population, and the spread the of virus is now being contained to varying degrees in different countries. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, many COVID-19 related travel restrictions have been lifted with the countries around the world reopening their borders for foreign travel and clients becoming more comfortable traveling. This has led to a moderation, and to an extent recovery, of the more severe declines in business travel bookings experienced at height of the pandemic and periods of resurgence.

Starting in the second half of 2021 and continuing into 2022, global travel activity has since shown a recovery trend, but, as of December 31, 2022, remained below 2019. We continue to see momentum in business travel recovery, with transactions reaching 72% of 2019 levels in the three-months ended December 31, 2022.

Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward. The severity and duration of resurgence of COVID-19 variants, as well as uncertainty over the efficacy of the vaccines against such new variants of the virus, may contribute to delays in economic recovery.

Impact of Acquisitions

We regularly evaluate and pursue accretive acquisitions and have realized substantial growth through our acquisition strategy. In January 2021, we completed the acquisition of Ovation. Ovation is a leading specialist in providing high-touch service. The Ovation acquisition was an important step in expanding our high value capabilities and building our leadership in the large and attractive small and medium enterprise customer base and the professional services industry. Further, on November 1, 2021, we completed our acquisition of Egencia, a business-to-business digital travel management company serving business clients, from an affiliate of Expedia, Inc., EG Corporate Travel Holdings LLC.

Our consolidated financial statements for the year ended December 31, 2022 include the results of the acquisitions discussed above from the respective closing date of each acquisition.

These acquisitions have been a significant driver of our revenue, cost of revenue and other operating expenses (including integration, restructuring and depreciation and amortization). Further, purchase accounting under GAAP requires that all assets acquired and liabilities assumed in a business combination be recorded at fair value on the acquisition date. As a result, our acquisition strategy has resulted in the past and could result in the future in a significant amount of amortization of acquired intangibles (or impairments, if any) being recorded, which may significantly impact our results of operations.

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

	Year Ended December 31,
($ in millions except percentages)	2022	2021	2020
Key Operating Metrics
TTV	22,968	6,392	5,907
Transaction Growth (Decline)	200%	6%	(71)%
Key Financial Metrics
Revenue	1,851	763	793
Total operating expense	2,049	1,323	1,540
Net loss	(229)	(475)	(619)
Net cash used in operating activities	(394)	(512)	(250)
EBITDA	(10)	(406)	(590)
Adjusted EBITDA	103	(340)	(363)
Adjusted Operating Expenses	1,745	1,095	1,151
Free Cash Flow	(488)	(556)	(297)

	As of December 31,
	2022	2021
Net Debt	$919	$507

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

For the year ended December 31, 2022, TTV increased by $16,576 million, or 259%, compared to the year ended December 31, 2021. The increase in TTV was primarily due to (i) full year inclusion of Egencia’s TTV, which contributed 86% of TTV increase for the year ended December 31, 2022, and (ii) continued recovery of our business from a period of significant COVID-19 pandemic travel restrictions, which were introduced by governments in response to the COVID-19 pandemic. The increase in TTV, in part, reflects increasing numbers of companies returning to business travel and reductions in international travel restrictions.

TTV of $6,392 million for the year ended December 31, 2021 increased by 8% compared to the year ended December 31, 2020 due to the easing of travel restrictions, that were introduced by governments in response to the COVID-19 pandemic, particularly in the third and fourth quarters of 2021. For information on the impact of the COVID-19 pandemic on business travel, see “— Impact of the COVID-19 Pandemic” and “Business — Recent Performance and COVID-19 Update.”

Transaction Growth (Decline)

Transaction Growth (Decline) represents year-over-year change as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a gross basis to include cancellations, refunds and exchanges. To calculate year- over-year growth or decline, we compare the total number of transactions in the comparative previous period/year to the total number of transactions in the current period in percentage terms.

For the year ended December 31, 2022, Transaction Growth was 200% compared to the year ended December 31, 2021 primarily due to (i) full year inclusion of Egencia’s transaction volume, which is 92% of Transaction Growth for the year ended December 31, 2022, and (ii) the increase in number of transactions due to continued easing of travel restrictions that were introduced by governments in response to the COVID-19 pandemic.

During the year ended December 31, 2021, Transaction Growth was 6% compared to the year ended December 31, 2020 due to the easing of travel restrictions, that were introduced by governments in response to the COVID-19 pandemic, particularly in the third and fourth quarters of 2021.

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

Management believes that these non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance or liquidity across periods. In addition, we use certain of these non-GAAP financial measures as performance measures as they are important metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. We also use certain of our non-GAAP financial measures as indicators of our ability to generate cash to meet our liquidity needs and to assist our management in evaluating our financial flexibility, capital structure and leverage. These non-GAAP financial measures supplement comparable GAAP measures in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and/or to compare our performance and liquidity against that of other peer companies using similar measures.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses

We define EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization.

We define Adjusted EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring costs, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, long-term incentive plan costs, certain corporate costs, fair value movements on earnouts and warrants derivative liabilities, foreign currency gains (losses), non- service components of net periodic pension benefit (costs) and gains (losses) on disposal of businesses.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

We define Adjusted Operating Expenses as total operating expenses excluding depreciation and amortization and costs that management believes are non-core to the underlying business of the Company, consisting of restructuring costs, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, long-term incentive plan costs and certain corporate costs.

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

Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Year Ended December 31,
($ in millions except percentages)	2022	2021	2020
Net loss	$(229)	$(475)	$(619)
Interest income	—	(1)	(1)
Interest expense	98	53	27
Loss on early extinguishment of debt	—	49	—
Benefit from income taxes	(61)	(186)	(145)
Depreciation and amortization	182	154	148
EBITDA	(10)	(406)	(590)
Restructuring charges(a)	(3)	14	206
Integration costs(b)	34	22	14
Mergers and acquisitions(c)	18	14	10
Equity-based compensation(d)	39	3	3
Fair value movements on earnouts and warrants derivative liabilities(e)	(8)	—	—
Other adjustments, net(f)	33	13	(6)
Adjusted EBITDA	$103	$(340)	$(363)
Net loss margin(1)	(12)%	(62)%	(78)%
Adjusted EBITDA Margin	6%	(45)%	(46)%
(1)	Net loss margin is calculated as net loss divided by revenue.

Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Total operating expenses	$2,049	$1,323	$1,540
Adjustments:
Depreciation and amortization	(182)	(154)	(148)
Restructuring charges(a)	3	(14)	(206)
Integration costs(b)	(34)	(22)	(14)
Mergers and acquisition(c)	(18)	(14)	(10)
Equity-based compensation(d)	(39)	(3)	(3)
Other adjustments, net(f)	(34)	(21)	(8)
Adjusted Operating Expenses	$1,745	$1,095	$1,151
(a)	Represents severance and related expenses due to restructuring activities.
(b)	Represents expenses related to the integration of businesses acquired.
(c)

Represents expenses related to business acquisitions, including potential business acquisitions, and includes pre-acquisition due diligence and related activities costs. The full year 2022 includes a charge of $19 million for a loss contingency in relation to a contingent event that existed as of the Egencia acquisition date.

(d)	Represents non-cash equity-based compensation expense related to equity incentive awards to certain employees.
(e)	Represents fair value movements on earnouts and warrants derivative liabilities during the periods.
(f)

Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $25 million, $15 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and (ii) litigation and professional services costs of $9 million, $6 million and $6 million for the years ended December 31, 2022, 2021 and 2020 respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange losses (gains) of $8 million, $0 and $(12) million for the years ended December 31, 2022, 2021 and 2020, respectively, (ii) non-service component of our net periodic pension benefit related to our defined benefit pension plans of $9 million, $9 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and (iii) loss on disposal of business of $0 million, $1 million and $0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

General and Administrative

General and administrative expenses consists of (i) salaries and benefits of our employees in finance, legal, human resources and administrative support, (ii) integration expenses related to acquisitions, costs related to mergers and acquisitions primarily related to due diligence, legal and related professional services fees and (iii) fees and costs related to accounting, tax and other professional services fees, legal related costs, and other miscellaneous expenses.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes our consolidated statements of operations for the year ended December 31, 2022 and 2021:

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($ in millions except percentages)	2022	2021	$	%
Revenue	$1,851	$763	$1,088	143%
Costs and Expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	832	477	(355)	(75)%
Sales and marketing	337	201	(136)	(68)%
Technology and content	388	264	(124)	(47)%
General and administrative	313	213	(100)	(46)%
Restructuring charges	(3)	14	17	121%
Depreciation and amortization	182	154	(28)	(18)%
Total operating expense	2,049	1,323	(726)	(55)%
Operating loss	(198)	(560)	362	65%
Interest income	—	1	(1)	(83)%
Interest expense	(98)	(53)	(45)	(85)%
Fair value movements on earnouts and warrants derivative liabilities	8	—	8	n/m
Loss on early extinguishment of debt	—	(49)	49	100%
Other income, net	1	8	(7)	(94)%
Loss before income taxes and share of losses from equity method investments	(287)	(653)	366	56%
Benefit from income taxes	61	186	(125)	(67)%
Share of losses in equity method investments	(3)	(8)	5	60%
Net loss	$(229)	$(475)	$246	52%

n/m — not meaningful

Revenue

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($ in millions except percentages)	2022	2021	$	%
Travel Revenue	$1,444	$446	$998	224%
Products & Professional Services Revenue	407	317	90	28%
Total Revenue	$1,851	$763	$1,088	143%

For the year ended December 31, 2022, our total revenue increased by $1,088 million, or 143%, due to incremental revenue resulting from Egencia consolidation and recovery in both Travel Revenue and Products & Professional Services revenue.

Travel Revenue increased by $998 million, or 224%, due to (i) incremental revenue of $343 million resulting from Egencia consolidation and (ii) $655 million resulting from Transaction Growth driven by the recovery in travel from the COVID-19 pandemic.

Product and Professional Services Revenue increased $90 million, or 28%, due to (i) $57 million of increased management fees and meetings and events revenue as increasingly relaxed COVID-19 restrictions drove increased business meetings, (ii) $9 million resulting from Egencia consolidation, and (iii) increases of $24 million in other revenues largely due to other products, services and consulting as business volumes returned.

Cost of Revenue

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($ in millions except percentages)	2022	2021	$ %
Cost of revenue (excluding depreciation and amortization)	$832	$477	$(355)	(75)%

For the year ended December 31, 2022, cost of revenue increased by $355 million, or 75%, due to additional cost of revenue resulting from Egencia consolidation and increase in both salaries and benefits expenses and other cost of revenue.

Salaries and benefits expenses related to cost of revenue increased by $231 million, or 59%, due to (i) increase in the number of travel care employees employed to meet the increased travel demand as the recovery in business travel from the COVID-19 pandemic continues resulting in additional $132 million of salaries and benefits, (ii) $66 million incremental salaries and benefits resulting from Egencia consolidation and (iii) a decrease in funds of $33 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses in 2021.

Other cost of revenue increased by $124 million, or 142%, due to (i) inclusion of $66 million of other cost of revenue resulting from Egencia consolidation and (ii) $58 million of other cost of revenue primarily relating to data processing and merchant and professional fees to meet the increase in transaction volume driven by the recovery from the COVID-19 pandemic.

Sales and Marketing

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($ in millions except percentages)	2022	2021	$ %
Sales and marketing	$337	$201	$(136)	(68)%

For the year ended December 31, 2022, sales and marketing expenses increased by $136 million, or 68%, due to additional sales and marketing cost resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other sales and marketing costs.

Salaries and benefits expenses related to sales and marketing increased by $116 million, or 69%, due to (i) $54 million of incremental salaries and benefits resulting from Egencia consolidation and (ii) $47 million increase primarily due to the restoration of full salaries and benefits during the year ended December 31, 2022, compared to reduced salaries and benefits resulting from mandatory salary reductions that were in place during the year ended December 31, 2021 and (iii) a decrease in funds of $15 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits in 2021.

Other sales and marketing expenses increased by $20 million, or 63%, primarily resulting from Egencia consolidation.

Technology and Content

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($ in millions except percentages)	2022	2021	$ %
Technology and Content	$388	$264	$(124)	(47)%

For the year ended December 31, 2022, technology and content increased by $124 million, or 47%, due to additional technology and content costs resulting from Egencia consolidation and increases in both, salaries and benefits expenses and other technology and content costs.

Salaries and benefits expenses related to technology and content increased by $66 million, or 53%, due to (i) $39 million of incremental salaries and benefits resulting from Egencia consolidation, (ii) $25 million increase due to the restoration of full salaries and benefits during year ended December 31, 2022 compared to reduced salaries and benefits resulting from the mandatory salary reductions that were in place during the year ended December 31, 2021, and (iii) a decrease in funds of $2 million received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits in 2021.

Other technology and content costs increased by $58 million, or 41%, due to (i) $32 million increase resulting from Egencia consolidation and (ii) $26 million increase in other technology costs primarily driven by platform usage costs as a result of volume increases, cloud implementation and vendor price increases.

General and Administrative

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($in millions except percentages)	2022	2021	$ %
General and administrative	$313	$213	$(100)	(46)%

For the year ended December 31, 2022, general and administrative expenses increased by $100 million, or 46%, due to additional general and administrative costs resulting from Egencia consolidation and increase in both, salaries and benefits expenses and other general and administrative costs.

Salaries and benefits expenses related to general and administrative increased by $48 million, or 38%, due to (i) incremental salaries and benefits of $27 million resulting from Egencia consolidation, (ii) $9 million primarily driven by higher integration costs and (iii) $12 million driven by an increase in employee incentives and a decrease in funds received from governments in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits in 2021.

Other general and administrative expenses increased by $52 million, or 57%, due to (i) $58 million resulting from Egencia consolidation, including a $19 million charge relating to a loss contingency for a contingent event that existed as of the Egencia acquisition date, offset by (ii) $6 million primarily due to lower merger and acquisition costs during the year ended December 31, 2022.

Depreciation and Amortization

For the year ended December 31, 2022, depreciation and amortization increased by $28 million, or 18%, primarily due to additional depreciation and amortization resulting from the Egencia acquisition, including due to higher fair value of property and equipment and additional other intangible assets, recognized from purchase price allocation upon the Egencia acquisition.

Interest Expense

For the year ended December 31, 2022, interest expense increased by $45 million, or 85%. The increase was primarily due to a higher amount of outstanding term loan debt and higher interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Fair Value Movements on Earnouts and Warrants Derivative Liabilities

For the year ended December 31, 2022, the fair value of our derivative liabilities related to our non-employee earnout shares and warrants decreased by $8 million resulting in a credit to our consolidated statement of operations.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2021, we repaid the entire principal amount of term loans outstanding under our tranche B-1 and B-2 term loans facilities, including early prepayment penalty and recognized a loss on early extinguishment of debt of $49 million.

Other Income, net

For the year ended December 31, 2022, other income, net, decreased by $7 million or 94%, primarily due to unfavorable changes in foreign exchange rates.

Benefit from Income Taxes

As a result of the Business Combination in May 2022, the Company’s effective tax rate reflects for the first time the tax charge of GBTG as an investor in the Up-C structure. For 2022 this incremental tax charge contributes a 1.35% reduction in the total tax benefit. This incremental tax charge is all deferred tax.

For the year ended December 31, 2022, our income tax benefit was $61 million, with an effective tax rate of 21.26% compared to a statutory tax rate of 21.00%. The nature of our business is such that the operational results should be taxed at a weighted average of the income tax rates in the jurisdictions in which it operates. The main offsetting sensitivities during the year were non-tax deductible expense associated with the acquisition of Egencia, along with movements in valuation allowances, reassessment of prior year tax positions and the effect of the Business Combination at the GBTG level. Our effective income tax rate for the year ended December 31, 2021 was 28.39%, primarily due to the change in the U.K.’s enacted tax rates which becomes effective from April 2023. The change in enacted income tax rate, resulted in the recognition of additional deferred tax benefit of $35 million on the opening deferred tax assets and liabilities balances and an additional benefit of $24 million throughout the year on new balances that are expected to reverse at the newly enacted tax rate.

Share of Losses in Equity Method Investments

Our share of losses in equity method investments was $3 million for the year ended December 31, 2022 compared to a share of losses of $8 million for the year ended December 31, 2021. The losses during the years ended December 31, 2022 and 2021 were due to the adverse impact of restrictions on travel resulting from the COVID-19 pandemic and include impairment of equity method investments of $2 million for the year ended December 31, 2021.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table summarizes our historical consolidated statements of operations for the years ended December 31, 2021 and 2020:

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($in millions except percentages)	2021	2020	$	%
Revenue	$763	$793	$(30)	(4)%
Costs and Expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	477	529	52	10%
Sales and marketing	201	199	(2)	(1)%
Technology and content	264	277	13	5%
General and administrative	213	181	(32)	(17)%
Restructuring charges	14	206	192	93%
Depreciation and amortization	154	148	(6)	(4)%
Total operating expense	1,323	1,540	217	14%
Operating loss	(560)	(747)	187	25%
Interest income	1	1	—	—
Interest expense	(53)	(27)	(26)	(95)%
Loss on early extinguishment of debt	(49)	—	(49)	n/m
Other income, net	8	14	(6)	(27)%
Loss before income taxes and share of losses from equity method investments	(653)	(759)	106	14%
Benefit from income taxes	186	145	41	27%
Share of losses in equity method investments	(8)	(5)	(3)	(51)%
Net loss	$(475)	$(619)	$144	24%

n/m — not meaningful

Revenue

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($in millions except percentages)	2021	2020	$	%
Travel Revenue	$446	$468	$(22)	(5)%
Products & Professional Services Revenue	317	325	(8)	(2)%
Total Revenue	$763	$793	$(30)	(4)%

For the year ended December 31, 2021, our total revenue decreased by $30 million, or 4%, due to the decline in both Travel Revenue and Products & Professional Services Revenue described below.

Travel Revenue decreased by $22 million, or 5%, despite Transaction Growth. This decline was due to a change in mix of domestic and international travel, where we had higher domestic travel with lower client fees compared to international travel, which typically has higher client fees. During most of the year ended December 31, 2021, there remained more stringent restrictions on international travel across all regions due to the COVID-19 pandemic.

Products & Professional Services Revenue is not dependent on transaction volume and decreased by $8 million, or 2%, despite Transaction Growth during the year ended December 31, 2021. The decrease in Products & Professional Services Revenue was primarily driven by a decline in our meeting and events revenue.

Cost of Revenue

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($in millions except percentages)	2021	2020	$ %
Cost of revenue (excluding depreciation and amortization)	$477	$529	$52	10%

For the year ended December 31, 2021, cost of revenue decreased by $52 million, or 10%, due to a decline of $26 million in each of salaries and benefits expenses, and other cost of revenue.

Salaries and benefits expenses related to cost of revenue decreased by $26 million, or 6%, primarily due to the COVID-19 BRP of $72 million, offset by decrease in funds received from governments of $33 million in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were netted against salaries and benefits expenses and $13 million in incremental salaries and benefits related to the Egencia Acquisition.

Other cost of revenue decreased by $26 million, or 23%, primarily due to a decrease of $35 million in outsourced vendor cost and other expenses, offset by $9 million incremental other cost of revenue related to the Egencia Acquisition.

Sales and Marketing

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($in millions except percentages)	2021	2020	$ %
Sales and marketing	$201	$199	$(2)	(1)%

For the year ended December 31, 2021, sales and marketing expenses increased marginally by $2 million, or 1%. The increase in salaries and benefits expenses of $8 million was offset by a decline in other sales and marketing costs of $6 million.

Salaries and benefits expenses related to sales and marketing increased by $8 million, or 5%, primarily due to incremental salaries of $15 million resulting from the Egencia Acquisition, offset by a reduction resulting from the COVID-19 BRP of $1 million and an increase in funds received from governments of $7 million in connection with programs designed to minimize employment losses related to the COVID-19 pandemic which were netted against salaries and benefits expenses.

Other sales and marketing expenses decreased by $6 million, or 17%, primarily due to a reduction in vendor costs.

Technology and Content

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($in millions except percentages)	2021	2020	$ %
Technology and content	$264	$277	$13	5%

For the year ended December 31, 2021, technology and content costs decreased by $13 million, or 5%.

The increase in salaries and benefits expenses of $4 million was more than offset by a decline in other technology and content costs of $17 million.

Salaries and benefits expenses related to technology and content increased by $4 million, or 3%, primarily due to incremental salaries of $6 million resulting from the Egencia Acquisition and a decrease in funds received from governments of $3 million in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were netted against salaries and benefits expenses, offset by a reduction in salaries and benefits resulting from the COVID-19 BRP of $5 million.

Other technology and content costs decreased by $17 million, or 11%, primarily due to reduction in third-party technology vendor costs and lower technology investments of $26 million, offset by $9 million of incremental other technology and content expenses due to the Egencia Acquisition.

General and Administrative

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($in millions except percentages)	2021	2020	$ %
General and administrative	$213	$181	$(32)	(17)%

For the year ended December 31, 2021, general and administrative expenses increased by $32 million, or 17%, due to an increase in salaries and benefits expenses of $28 million and an increase in other general and administrative costs of $4 million.

Salaries and benefits expenses related to general and administrative increased by $28 million, or 29%, due to an increase in annual incentive award and employee long-term cash incentive plan expenses amounting to $42 million, a decrease in funds received from governments of $9 million in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were netted against salaries and benefits expenses, and incremental salaries of $5 million resulting from the Egencia Acquisition partially offset by the COVID-19 BRP of $28 million.

Other general and administrative expenses increased by $4 million, or 4%, primarily due to $8 million of incremental other general and administrative expenses resulting from the Egencia Acquisition and increased mergers and acquisition expenses amounting to $4 million primarily driven by the Egencia Acquisition, offset by a reduction in third-party technology vendor processing, license costs, reduced investments and integration costs amounting to $7 million.

Restructuring Charges

For the year ended December 31, 2021, restructuring charges reduced significantly by $192 million due to the completion of a majority of mitigating actions taken in response to the adverse business impact of the COVID- 19 pandemic during the year ended December 31, 2020.

Restructuring activities during the year ended December 31, 2020 were initiated to mitigate the adverse impact on our business resulting from the COVID-19 pandemic and to simplify our business processes and improve our operational efficiencies. The cost saving measures included voluntary and involuntary terminations of employee services and facility closures across various locations.

Depreciation and Amortization

For the year ended December 31, 2021, depreciation and amortization increased by $6 million, or 4%, primarily due to additional depreciation and amortization resulting from the Egencia Acquisition.

Interest Expense

For the year ended December 31, 2021, interest expense increased by $26 million, or 95%. The increase was primarily due to (i) $19 million of interest expense attributable to the $400 million principal amount of Senior Secured Prior Tranche B-1 Term Loans that were borrowed in September 2020, including as a result of an increase to the interest rate for such loans pursuant to an amendment in January 2021, and (ii) $6 million of interest expense related to additional borrowings of $150 million principal amount under the Senior Secured Prior Tranche B-2 Term Loan Facility that were borrowed in different tranches in 2021.

Other Income, Net

	Year Ended		Change
	December 31,		favorable/(unfavorable)
($in millions except percentages)	2021	2020	$	%
Other income, net consists of:
Foreign exchange gains, net	—	$12	$(12)	100%
Loss on disposal of business	(1)	—	(1)	n/m
Non-service components of net periodic pension benefit	9	2	7	n/m
Other income, net	8	14	(6)	(27)%

n/m not meaningful

For the year ended December 31, 2021, other income, net, decreased by $6 million, or 27%, primarily due to $12 million of adverse change in foreign exchange, offset by a $7 million increase in non-service components of net periodic pension benefit during the year ended December 31, 2021.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2021, we repaid the entire principal amount of term loans outstanding under our tranche B-1 and B-2 term loans facilities, including early prepayment penalty and recognized a loss on early extinguishment of debt of $49 million.

Benefit from Income Taxes

For the year ended December 31, 2021 we recognized a benefit from incomes taxes of $186 million, resulting in an effective tax rate of 28.39%. For the year ended December 31, 2020 we recognized a benefit from incomes taxes of $145 million, resulting in an effective tax rate of 19.13%. The increase in the effective tax rate during the year ended December 31, 2021 was primarily driven by a change in the U.K.’s enacted tax rate from 19% to 25% during the second quarter of 2021, and which becomes effective from April 2023. Deferred tax balances are measured at the rate at which they are expected to reverse; therefore this resulted in a benefit of $35 million on remeasurement of our existing deferred tax assets and liabilities in the second quarter of 2021 and an additional benefit throughout the year on new balances that are expected to reverse at the newly enacted rate.

Share of Losses in Equity Method Investments

Our share of losses in equity method investments was $8 million for the year ended December 31, 2021 compared to a share of losses of $5 million for the year ended December 31, 2020. The losses during the years ended December 31, 2021 and 2020 were due to the adverse impact of restrictions on travel resulting from the COVID-19 pandemic and include impairment of equity method investments of $2 million during the year ended December 31, 2021.

Liquidity and Capital Resources

Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities under the Senior Secured Credit Agreement as well as cash and cash equivalents balances on hand. As of December 31, 2022 and December 31, 2021, our cash and cash equivalent balances were $303 million and $516 million, respectively. During the years ended December 31, 2022, 2021 and 2020, our Free Cash Flow was $(488) million, $(556) million and $(297) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). The $50 million Senior Secured Revolving Credit Facility remained undrawn at December 31, 2022.

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

In January 2023, we amended our Senior Secured Credit Facility and borrowed an additional principal amount of $135 million under Senior Secured New Tranche B-4 Term Loan Facility. See below “—Net Debt”.

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

Based on our current operating plan, existing cash and cash equivalents, resurgence of business travel indicated by recent volume trends, our mitigation measures taken or planned to strengthen our liquidity and financial position, along with our available funding capacity and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Furthermore, we cannot assure you that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the Senior Secured Credit Agreement in the future. In addition, utilization of the Senior Secured Revolving Credit Facility may be effectively limited to the extent we are unable to comply with the additional borrowing conditions that apply during the suspension period or with the leverage-and liquidity-based financial covenant requirements for such facility contained in the Senior Secured Credit Agreement when required.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Net cash used in operating activities	$(394)	$(512)	$(250)
Net cash used in investing activities	(95)	(27)	(47)
Net cash from financing activities	292	478	384
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(7)	7
Net (decrease) increase in cash, cash equivalents and restricted cash	$(209)	$(68)	$94

Cash Flows for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

As of December 31, 2022, we had $316 million of cash, cash equivalents and restricted cash, a decrease of $209 million compared to December 31, 2021. The following discussion summarizes changes to our cash from operating, investing and financing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $394 million compared to $512 million for the year ended December 31, 2021. The improvement in cash flows in operating activities of $118 million was primarily due to $408 million of reduced net losses before considering non-cash charges and $23 million of proceeds from termination of the February 2022 interest rate swap contract, offset by $306 million of increase in working capital and $7 million of increased defined pension plan contribution.

Investing Activities

During the year ended December 31, 2022 cash used in investing activities of $95 million was primarily related to purchase of property and equipment. Cash used in investing activities for the year ended December 31, 2021 of $27 million consisted of cash consideration of $53 million paid for the acquisition of the Ovation travel business and $44 million used for the purchase of property and equipment, offset by $73 million of cash acquired in the Egencia Acquisition.

Financing Activities

During the year ended December 31, 2022, net cash from financing activities of $292 million was primarily due to: (i) $269 million of proceeds from the Business Combination and (ii) $200 million of proceeds received from delayed draw term loans borrowed under the senior secured tranche B-3 term loan facilities, partially offset by (iii) $168 million redemption of preferred share capital, including dividends accrued thereon, and (iv) $4 million repayment of principal amount of senior secured term loans and finance leases. During the year ended December 31, 2021, net cash from financing activities of $478 million primarily consisted of (i) $935 million of gross cash proceeds received from term loans borrowed pursuant to Senior Secured Prior Tranche B-2 Term Loan Facility and Senior Secured New Tranche B-3 Term Loan Facilities (net of debt discount of $15 million), and (ii) $150 million of proceeds received from issuances of GBT JerseyCo’s preferred shares, partially offset by (iii) $551 million of gross cash payments towards the principal amount of the Senior Secured Prior Tranche B-1 Term Loans and Senior Secured Prior Tranche B-2 Term Loan Facility and for scheduled repayments of the Senior Secured Initial Term Loans, (iv) $42 million of cash paid for prepayment penalty and related costs, and for debt issuance costs, and (v) $10 million paid for a potential equity offering transaction.

Cash Flows for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

As of December 31, 2021, we had $525 million of cash, cash equivalents and restricted cash, a decrease of $68 million compared to December 31, 2020. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $512 million compared to $250 million for the year ended December 31, 2020. The change of $262 million was primarily due to (i) fluctuations in working capital of $364 million, mainly driven by higher collections from our accounts receivable in 2020, as we focused on collections, to maintain our liquidity to manage the adverse impact of the COVID-19 pandemic and (ii) $31 million of higher interest payments, partially offset by (iii) reduced operating expenses.

Investing Activities

During the year ended December 31, 2021 net cash used in investing activities of $27 million was primarily due to cash consideration of $53 million paid for the acquisition of the Ovation travel business and $44 million used for the purchase of property and equipment, offset by $73 million of cash acquired in the Egencia Acquisition. During the year ended December 31, 2020, net cash used in investing activities of $47 million was due to purchase of property and equipment.

Financing Activities

During the year ended December 31, 2021, net cash from financing activities of $478 million was primarily due to (i) $935 million of gross cash proceeds received from term loans borrowed pursuant to Senior Secured Prior Tranche B-2 Term Loan Facility and Senior Secured New Tranche B-3 Term Loan Facilities (net of debt discount of $15 million), and (ii) $150 million of proceeds received from issuances of GBT JerseyCo’s preferred shares, partially, offset by (iii) $551 million of gross cash payments towards the principal amount of the Senior Secured Prior Tranche B-1 Term Loans and Senior Secured Prior Tranche B-2 Term Loan Facility and for scheduled repayments of the Senior Secured Initial Term Loans, (iv) $42 million of cash paid for prepayment penalty and related costs, and for debt issuance costs, and (v) $10 million paid for a potential equity offering transaction. For the year ended December 31, 2020 net cash from financing activities was $384 million due to $388 million of cash proceeds received from the Senior Secured Prior Tranche B-1 Term Loans (net of debt discount of $12 million), offset by $4 million repayment of principal amount of senior secured term loans.

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

Free Cash Flow is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure has limitations in that it does not represent the total increase or decrease in the cash balance for the period, nor does it represent cash flow for discretionary expenditures. This measure should not be considered as a measure of liquidity or cash flows from operations as determined under GAAP. This measure is not a measurement of our financial performance under GAAP and should not be considered in isolation or as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of liquidity.

Set forth below is a reconciliation of net cash used in operating activities to Free Cash Flow.

	Year Ended December 31,
($in millions)	2022	2021	2020
Net cash used in operating activities	$(394)	$(512)	$(250)
Less: Purchase of property and equipment	(94)	(44)	(47)
Free Cash Flow	$(488)	$(556)	$(297)

Free Cash Flow of $(488) million for the year ended December 31, 2022, improved by $68 million compared to Free Cash Flow of $(556) million for the year ended December 31, 2021, due to a $118 million decrease in net cash used in operating activities as discussed above offset by, an increase of $50 million of cash outflows related to purchases of property and equipment.

Free Cash Flow of $(556) million for the year ended December 31, 2021, declined by $(259) million compared to Free Cash Flow of $(297) million for the year ended December 31, 2020, due to a $262 million increase in net cash used in operating activities as discussed above, offset by $3 million of lower cash outflows related to purchases of property and equipment.

Net Debt

The following table summarizes our Net Debt position as of December 31, 2022 and December 31, 2021:

	As of December 31,
(in $ millions)	2022	2021
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025)(1)	$239	$242
Principal amount of senior secured new tranche B-3 term loans (Maturity – December 2026)(2)	1,000	800
Principal amount of senior secured revolving credit facility (Maturity – August 2023)(3)	—	—
	1,239	1,042
Less: Unamortized debt discount and debt issuance costs	(17)	(19)
Total debt, net of unamortized debt discount and debt issuance costs	1,222	1,023
Less: Cash and cash equivalents	(303)	(516)
Net Debt	$919	$507
(1)	Stated interest rate of LIBOR + 2.50% as of December 31, 2022 and 2021.
(2)	Stated interest rate of LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of December 31, 2022 and 2021. See below for amendment to the senior secured credit agreement subsequent to December 31, 2022.

(3)	Stated interest rate of LIBOR + 2.25% as of December 31, 2022 and 2021. See below for amendment to the senior secured credit agreement subsequent to December 31, 2022.

We define Net Debt as total debt outstanding consisting of current and non-current portion of long-term debt (defined as debt (excluding lease liabilities) with original contractual maturity dates of one year or greater), net of unamortized debt discount and unamortized debt issuance costs, minus cash and cash equivalents. Net Debt is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure is not a measurement of our indebtedness as determined under GAAP and should not be considered in isolation or as an alternative to assess our total debt or any other measures derived in accordance with GAAP or as an alternative to total debt. Management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe that certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

Total debt, net of unamortized debt discount and debt issuance costs, was $1,222 million as of December 31, 2022 compared to total debt, net of unamortized debt discount and debt issuance costs, of $1,023 million as of December 31, 2021. As of December 31, 2022, Net Debt was $919 million compared to Net Debt of $507 million as of December 31, 2021. The increase in Net Debt of $412 million was primarily driven by $200 million of additional principal amount of term loans borrowed under the Senior Secured New Tranche B-3 Term Loan Facilities during the year ended December 31, 2022 and a $213 million decrease in cash and cash equivalent balance as of December 31, 2022 compared to December 31, 2021.

On January 25, 2023, the Senior Secured Credit Agreement was amended to provide for additional term loans in an aggregate principal amount equal to $135 million. We intend to use the proceeds from the Senior Secured New Tranche B-4 Term Loan Facility for general corporate purposes. The Senior Secured New Tranche B-4 Term Loan Facility has substantially the same terms as the existing loans under the Senior Secured New Tranche B-3 Term Loan Facilities. The amendment also extended the maturity of the Senior Secured Revolving Credit Facility from August 2023 to September 2026, subject to a springing maturity provision. The Senior Secured Revolving Credit Facility will automatically terminate on May 14, 2025 if the Senior Secured Initial Term Loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025. Additionally, the amendment suspended the financial covenant restriction on the draw-down of the revolving credit facility until July 1, 2024, and replaced it with certain other borrowing conditions. Subject to meeting such borrowing conditions, the Company can draw-down the entire $50 million of revolving credit facility.

The amendment replaced LIBOR with SOFR as the benchmark rate applicable to each of the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured Revolving Credit Facility and increased the applicable interest rate margins under such facilities.

The Senior Secured New Tranche B-4 Term Loan Facility and the existing loans under the Senior Secured New Tranche B-3 Term Loan Facilities will accrue interest at a variable interest rate based on SOFR plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the Senior Secured Revolving Credit Facility will accrue interest at a variable interest rate based on SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. A SOFR floor of 1.00% applies to the Senior Secured New Tranche B-4 Term Loan Facility and each of the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured Revolving Credit Facility.

After giving effect to the Senior Secured Credit Agreement Amendment, as of December 31, 2022, we were in compliance with all applicable covenants under the Senior Secured Credit Agreement.

Contractual Obligations and Commitments

As of December 31, 2022, our material cash requirements include the following contractual obligations and commercial commitments arising in the normal course of business.

Debt

Our debt obligation includes all interest and principal of borrowings under our Senior Secured Credit Agreement. Under certain circumstances, each year, a portion of the senior secured term loans outstanding under the Senior Secured Credit Agreement are required to be prepaid with a percentage of annual excess cash flow, if any, calculated in a manner set forth in the Senior Secured

Credit Agreement. Under certain circumstances, we will also be required to prepay, or make an offer to prepay, the senior secured term loans outstanding under the Senior Secured Credit Agreement with the proceeds received from certain other events, subject to certain exceptions and limitations set forth in the Senior Secured Credit Agreement. None of such mandatory prepayment amounts are included in the amounts presented here. Further, as discussed above, subsequent to December 31, 2022, we have obtained additional principal amount of term loans of $135 million and our benchmark interest rates have also changed from LIBOR to SOFR, which are not considered for the purposes of the amounts presented here. See note 16 – Long-term Debt to our consolidated financial statements included elsewhere in this document. As of December 31, 2022, we had a total debt obligation, including interest, of $1,734 million, with $133 million due within the next 12 months. Interest on the term loan is based on the LIBOR plus applicable margin and excludes the effect of interest rate swaps. For purposes of this disclosure, we have used LIBOR and margin rates as of December 31, 2022 for all future periods.

Lease Obligations

The operating lease liability amounts are primarily related to corporate office facility leases, as well as other offices for our local operations. Our operating leases expire on various dates through December 31, 2035. In addition to minimum lease payments, we are responsible for taxes and other operating costs for leased premises. As of December 31, 2022, our operating leases had fixed lease payment obligations, including imputed interest, of $103 million, with $22 million payable within 12 months. We had immaterial amount of finance lease obligations as of December 31, 2022. See note 12 – Leases to our consolidated financial statements included elsewhere in this document.

Purchase Obligations

We have certain purchase obligations related to information technology (“IT”) agreements and certain other services. Agreements with IT providers include cloud-based services, hosting and licensing contracts. Other purchase commitments represent contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2022. As of December 31, 2022, we had a total purchase obligation of $224 million, with $89 million due within the next 12 months. See note 19 - Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this document for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2022 related to letters of credit and guarantees.

Other

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2022, plan contributions of $27 million were expected to be made in 2023. Funding projections beyond 2023 are not practical to estimate based on currently available information.

Income tax liabilities for uncertain tax positions are immaterial and are excluded as we are unable to make a reasonably reliable estimate of the amount and period of related future payments.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2022. In our opinion, our liquidity position provides sufficient capital resources to meet our foreseeable cash needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, adopted and not yet adopted by us, see note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if: (i) it requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and (ii) changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see note 2 to our consolidated financial statements included elsewhere in this Form 10-K.

Revenue Recognition

We generate revenue in two primary ways:

●	Travel Revenues, which include fees received from clients and travel suppliers relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations; and
●	Products and Professional Services Revenues, which include revenues received from clients, travel suppliers and Network Partners for using our platform, products and value-added services.

Revenue is recognized when control of the promised services in an arrangement is transferred to the customers in an amount that reflects the expected consideration in exchange for those services. Our customers are (i) business clients to whom we provide travel processing, consultancy and management services and (ii) travel suppliers including providers of GDS.

We have determined a net presentation of revenue (that is, the amount billed to a business client less the amount paid to a travel supplier) is appropriate for the majority of our transactions as the travel supplier is primarily responsible for providing the underlying travel services and we do not control the service provided to the traveler/ business clients. We exclude all taxes assessed by a government authority, if any, from the measurement of transaction prices that are imposed on our travel-related services or collected by us from clients (which are therefore excluded from revenue).

Travel Revenue

Client Fees

Transaction Fees and Other Revenues: We enter into contracts with business clients to provide travel-related services each period over the contract term. Our obligation to the client is to stand ready to provide service over the contractual term. The performance obligation under these contracts is typically satisfied over time as our clients benefit from our services as they are performed. We receive nonrefundable transaction fees from business clients each time a travel transaction is processed. Transaction fee revenue, which is unit-priced under the service contract, is generally allocated to and recognized in the period the transaction is processed. We also receive revenue from the provision of other transactional services to clients such as revenue generated from the provision of servicing after business close or during travel disruption. Such other transactional travel revenue is also generally allocated to and recognized in the period when the travel transaction is processed.

Consideration Payable to Clients and Client Incentives: As part of the arrangements with business clients, we may be contractually obligated to share with them the commissions collected from travel suppliers that are directly attributable to our business with the business clients. Additionally, in certain contractual agreements with our clients, we are required to pay them in the form of credits or upfront payments. We capitalize such consideration payments to our clients and recognize them ratably over the period of contract, as a reduction of revenue, as the revenue is recognized, unless the payment is in exchange for a distinct good or service that the business clients transfers to us. The capitalized upfront payments are reviewed for recoverability and impairment based on future forecasted revenues and are included within other non-current assets or liabilities, net, on our consolidated balance sheets.

Supplier Fees

Base Commissions and Incentives: Certain of our travel suppliers (e.g., airlines, hotels, car rental companies, and rail carriers) pay commissions and/or fees on tickets issued, sales and other services provided by us based on contractual agreements to promote or distribute travel supplier content. Commissions and fees from travel suppliers are generally recognized (i) at the time a ticket is purchased for air travel reservations as our performance obligation to the supplier is satisfied at the time of ticketing and/or (ii) upon fulfillment of the reservation for hotels and car rentals as the performance obligation to the hotel and car rental companies is not satisfied until the customer has checked-in to the hotel property and/or picked up the rental car.

We receive incentives from air travel suppliers for flown incremental bookings above minimum targeted thresholds established under relevant agreements. We estimate such incentive revenues using internal and external data detailing completed and estimated completed airline travel and the price thresholds applicable to the volume for the period, as the consideration is variable and determined by meeting volume targets.

We allocate the variable consideration to the flown bookings during the incentive period, which is generally determined by the airlines to be a single fiscal quarter, and recognize that amount as the related performance obligations are satisfied, to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

GDS Revenues: In certain transactions, the GDS receives commission revenues from travel suppliers in exchange for distributing their content and distributes a portion of these commissions to us as an incentive for us to utilize their platform. Therefore, we view payments through the GDS as commissions from travel suppliers and recognize these commissions in revenue on a per segment basis as travel bookings are made through the GDS platform.

Product and Professional Services Revenues

Management Fees: We receive management fees from business clients for travel management services. Our obligation to our clients is to stand ready to provide services over their respective contractual terms. The performance obligation under these contracts is typically satisfied over time as our clients benefit from our services as they are performed. Management fees are recognized ratably over the contract term as the performance obligation is satisfied on a stand-ready basis over the contract term.

Product Revenues: Revenues from the provision of travel management tools to business clients are recognized ratably over the contract term as the performance obligation is satisfied over the contract term over which the travel-related products are made available to clients.

Consulting and Meeting and Events Revenues: Fees from consulting and meetings and events planning services that are recognized over the contract term as the promised services are delivered by our personnel.

Other Revenues: Fees from Network Partners are recognized in proportion to sales as sales occur over the contract term, as the performance obligation is satisfied.

Business Combination

The application of the acquisition accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable. When we deem appropriate, we utilize assistance from a third-party valuation firm. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date.

The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill.

When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from business client and travel supplier relationships and trade names, discount rates and the period of time the acquired relationships will continue. We also have to estimate fair value contractual obligations assumed, pre-acquisition contingencies, if any, and contingent consideration. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statement of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Impairment of Long-Lived Assets, Operating Lease Right-of-Use Assets and Definite-Lived Intangible Assets

Our long-lived assets comprise property and equipment. We review long-lived tangible assets, operating lease right-of-use assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (or the asset group) may not be recoverable. The undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value.

In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment.

Due to the significant and negative financial impact of the COVID-19 pandemic and modifications / terminations of operating leases, we performed the recoverability test of our long-lived assets, operating lease right-of-use assets and definite-live intangible assets. Such tests resulted in us recognizing impairment of operating lease right-of-uses assets of $20 million during the year ended December 31, 2020. There was no significant impairment of property and equipment, operating lease right-of-use assets and definite-lived intangible assets during the years ended December 31, 2022 and 2021.

Goodwill

Goodwill and indefinite-lived intangible assets are not subject to amortization and are reviewed for impairment on December 31 each year, or when an event occurs or circumstances change and there is an indication of impairment. The performance of the goodwill impairment test is the comparison of the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is less than its fair value no impairment exists. If the carrying value of a reporting unit is higher than its fair value, an impairment loss is recorded for the difference and charged to the consolidated statement of operations.

We test goodwill at a reporting unit level. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. Fair values of reporting units are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approach such as earnings before interest, taxes, depreciation and amortization, or EBITDA, multiples of comparable publicly-traded companies and precedent transactions, and based on market participant assumptions. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. Our significant estimates in the market approach include identifying similar companies and comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units. We believe the weighted use of the discounted cash flows and market approach is the best method for determining the fair value of our reporting unit as the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

We adopted qualitative approach to test our Goodwill for impairment during the year ended December 31, 2022. The results of impairment testing performed in 2022 and 2021 indicated that the fair value of each of the reporting unit exceed their respective carrying values. As a result, we did not record any impairment of goodwill in our consolidated statement of operations during the years ended December 31, 2022 and 2021.

Pension and Other Post-Retirement Defined Benefits

We provide post-employment defined benefits to our current and former employees in certain non-U.S. jurisdictions, with the most material defined benefit pension plan being in the U.K.

The determination of the obligation and expense for our pension and other post-retirement employee benefits is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in note 17 - Employee Benefit Plans to our consolidated financial statements included elsewhere in this Form 10-K and include the discount rate, expected long-term rate of return on plan assets, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.

The primary assumptions affecting our accounting for employee benefits are:

Discount rate: The discount rate is used to calculate pension benefit obligations. The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high-quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.5% for defined benefit pension plans as of December 31, 2022.

The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $90 million or increase pension liabilities by $72 million, respectively, as of December 31, 2022. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax employee benefit expense for 2022 would be to decrease or increase the 2022 pre-tax expense by $1 million in each case.

Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2022 we used a weighted average expected long-term rate of return on plan assets of 4.5%.

Actual returns on plan assets for 2022, 2021 and 2020 were (28.9%), 7.5% and 11.5%, respectively, compared to the expected rate of return assumptions of 4.5%, 4.4% and 4.4%, respectively. The sensitivity to a 100 basis point increase or decrease in the expected rate of return on plan assets assumption related to our pre-tax employee benefit expense for 2022 would be to decrease or increase the 2022 pre-tax expense by $4 million in each case.

We use a single discount rate to determine the service cost and the interest cost components of the net periodic benefit cost. The single discount rate is developed using the relevant yield curve and projected cash flows.

While we believe these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our defined benefit pension and post-retirement employee benefit obligations and our future expense. See note 17 - Employee Benefit Plans to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding our retirement benefit plans.

Equity-Based Compensation

Stock Options

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. The fair value of stock options that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are accounted for when they occur.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

Fair value of Common Stock — Prior to the Business Combination transaction on May 27, 2022, the fair value of our common shares underlying our stock-based awards was determined by the Board with input from management and contemporaneous third-party valuations as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity-Based Compensation — Common Stock Valuations” below. Post Business Combination, the fair value of our common stock is readily determinable as our stock is listed on the NYSE.

Expected volatility — Expected volatility (“EV”) is a measure of the amount by which the stock price is expected to fluctuate. Since we do not have trading history of our Common Stock, we estimate the expected volatility by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the awards.

Expected term — The expected term is estimated by using the “simplified method” which is based on the midpoint between vesting date and the expiration of the contractual term as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Risk-free rate — We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.

Expected dividend yield — We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.

If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock- based compensation expense may differ materially in the future from that recorded in the current period.

Common Stock Valuations

Prior to the Business Combination transaction on May 27, 2022, the fair value of our common shares underlying our stock-based awards was determined by the Board with input from management and contemporaneous third-party valuations. We believe that our Board and management have the relevant experience and expertise to determine the fair value of our common shares. Given the absence of a public trading market for our Class A Common Stock prior to us become public through the Business Combination transaction, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, the Board determined the best estimate of fair value of our Common Stock exercising reasonable judgment and considering numerous objective and subjective factors. These factors included:

●	contemporaneous third-party valuations of our Common Stock and the prices at which we or other holders contemplated the sale of our common in recent past in arms-length transactions;
●	our financial condition, results of operations and capital resources;
●	the industry outlook;
●	the fact that stock option grants have involved rights in illiquid securities in a private company;

●	the valuation of comparable companies;
●	the lack of marketability of our Common Stock;
●	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions;
●	the history and nature of our business, industry trends and competitive environment; and
●	general economic outlook including economic growth, inflation, unemployment, interest rate environment and global economic trends.

The Board determined the fair value of our Common Stock by first determining the enterprise value of our business, and then allocating the value among our equity securities to derive a per share value of our Common Stock.

The enterprise value of our business was primarily estimated by reference to valuation carried out with the assistance of third-party valuers by utilizing the income and market approach.

The income approach estimates fair value based on the expectation of future cash flows such as cash earnings, cost savings, tax deductions and the proceeds from disposition of assets. These future cash flows are discounted to their present values using a discount rate which reflects the risks inherent in our cash flows. This approach requires significant judgment in estimating projected growth rates and cost trends and in determining a discount rate adjusted for the risks associated with our business.

Under the market approach, we use the market comparable method. The market comparable method estimates our fair value based on a comparison to comparable public companies in similar lines of business. From the comparable companies, a representative market value multiple is determined which is applied to our operating results to estimate our value. In our valuations, the multiple of the comparable companies was determined using a ratio of the enterprise value to projected revenue and/or earnings before interest, taxes and depreciation and amortization for the last 12 months. Our peer group of companies included a number of industry leaders in travel agency businesses similar to, or adjacent to our own business. The market comparable method requires judgment in selecting the public companies that are most similar to our business and in the application of the relevant market multiples to our financial performance metrics. We have from time to time updated the set of comparable companies utilized as new or more relevant information became available, including changes in the market and our business models and input from third-party market experts.

Once we determine our enterprise value under each approach, we apply a weighting to the income approach and the market approach primarily based on relevance of the peer companies chosen for the market approach analysis as well as other relevant factors. We then reduce the enterprise value by our total Net Debt (Cash) to arrive at the estimated fair value of our common shares. Based on this information, the Board and management make the final determination of the estimated fair value of our equity and common shares.

Warrants and Earnouts

We account for substantially all of the earnout shares in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” (“ASC 815”) whereby under those provisions the earnout shares do not meet the criteria for equity treatment and are recorded as liabilities. Accordingly, we classify the earnout shares as liabilities at fair value and adjust the instruments to fair value at each reporting period. We remeasure the earnout shares liability at each balance sheet date and any change in the fair value is recognized in our consolidated statement of operations. These liabilities will be remeasured until the earnout shares are no longer contingent.

Until the date the warrants were outstanding, we accounted for such warrants as liabilities under ASC 815 as the warrants did not meet the criteria for equity treatment. Accordingly, any change in the fair value of the warrants at each reporting date was recognized in our consolidated statement of operations. In October 2022, we exchanged all our warrants for our Class A shares and there are no warrants outstanding as of December 31, 2022 (see note 20 – Warrants to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

The fair value of earnout shares was determined using Monte Carlo valuation method. The fair value of warrants was determined using a market price for the Public Warrants and, when relevant, Black- Scholes model for the Private Placement Warrants.

Inherent in the such pricing models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimated the volatility of the private warrants and earnout shares based on implied volatility from historical volatility of select peer companies’ common stock that matched the expected remaining life of the private warrants and earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the private warrants and earnout shares. The expected life of the private warrants and earnout shares was assumed to be equivalent to their remaining contractual term. We anticipated the dividend rate will remain at zero.

Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. During 2022, a valuation allowance for deferred tax assets of $14 million was recorded in our consolidated statement of operations. All deferred income taxes are classified as long-term on our consolidated balance sheets.

We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. As we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We account for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the tax authority, including resolution of any appeals or litigation, based on the technical merits of the position. If the tax position meets the more likely than not criteria, the portion of the tax benefit greater than 50% likely to be realized upon settlement with the tax authority is recognized in the financial statements.

The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. We re-evaluate uncertain tax positions at the end of each reporting period. This evaluation is based on factors that include, but are not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have previously elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies.

Effective December 31, 2022, we ceased to be an emerging growth company under the JOBS Act, since our total annual gross revenue exceeded $1.235 billion. As a non-accelerated filer, we continue to be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Item 7A.Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates, foreign currency exchange rates and inflation. We manage our exposure to interest rate risk by entering into derivative financial instruments for a portion of principal amount of our debt and our exposure to foreign currency exchange rates risk through internally established policies and procedures. The objective of our policies is to mitigate potential income statement, cash flow, and fair value exposures resulting from possible future adverse fluctuations in rates. We do not engage in trading, market making or other speculative activities in the derivatives markets to manage these risks.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. We have interest rate risk primarily related to borrowings under the Senior Secured Credit Agreement, which bear interest at a variable rate tied to LIBOR or the applicable base rate plus a margin (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable), and, during certain periods, the margin applicable to certain term loan facilities thereunder will be based on a pricing grid that varies with the total leverage ratio (calculated in a manner set forth in the Senior Secured Credit Agreement). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of December 31, 2022, $1,222 million of senior secured term loans were outstanding under the Senior Secured Credit Agreement, net of unamortized debt discount and unamortized debt issuance costs, and no borrowings or letters of credit were outstanding under the Senior Secured Revolving Credit Facility as of such date.

Based on the outstanding debt under the Senior Secured Credit Agreement as of December 31, 2022, and assuming that our mix of debt instruments and other variables remain unchanged, and excluding any impact of expected receipts or payments of cash flows resulting from any interest rate swap contract, a hypothetical 100 basis points increase or decrease in LIBOR would have increased or decreased our interest expense by $12 million on an annualized basis. In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against future increases in the benchmark rate for the Senior Secured New Tranche B-3 Term Loan Facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this February 2022 interest rate swap contract and realized $23 million of cash. We, simultaneously, entered into another swap contract, with substantially the same terms and conditions as the February 2022 swap, except the fixed interest rate component was changed. The interest rate swap is considered as an accounting hedge under ASC 815. As of December 31, 2022, we had recognized $10 million of derivative asset in our consolidated financial statements.

In order to further hedge against future increases in the benchmark rate for the Senior Secured New Tranche B-3 Term Loan Facilities, in February 2023, we entered into another interest rate swap agreement for a notional amount of $300 million of debt for a period covering from March 2023 to March 2027. The terms of the agreement require us to receive a variable rate of 3 months U.S SOFR, with a floor of 0.9%, and pay fixed rate of 4.295%. See note 16 – Long-term Debt and note 29 – Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion about our debt and interest rates.

Foreign Currency Exchange Rate Risk

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

Inflation Risk

We are exposed to market risk due to inflationary pressures, including higher labor-related costs and vendor prices generally. In 2022, we started to see inflationary pressures on our labor-related cost base. We believe we can partially offset this impact through pricing actions and cost optimization initiatives. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs and this could adversely affect our earnings.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this report, are presented beginning on page F-1 and are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, covered by this Annual Report on Form 10-K, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our directors, executive officers and corporate governance will be included under the heading, “Proposal 1 – Election of Directors,” “Principal Stockholders—Delinquent Section 16(a) Reports” and “Information about our Executive Officers” in the proxy statement for the 2023 annual meeting of GBTG’s stockholders (the “2023 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the compensation of our executive officers and directors will be included under the headings “Compensation Discussion & Analysis” (excluding information under the subheading “Pay Versus Performance”), “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters will be included under the heading, “Principal Stockholders” in the 2023 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be included under the heading, “Equity Compensation Plan Information” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to related party transactions and director independence will be included under the heading, “Certain Relationships and Related Person Transactions” and “Proposal 1 – Election of Directors—Director Independence,” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information relating to the principal accounting services provided to the Company and the fees for such services will be included under the heading, “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this Annual Report on Form 10-K:

(1)Financial Statements: Reference is made to the Index to Consolidated Financial Statements beginning onPage F-1 hereof.

(2)

Financial Statement Schedules: Reference is made to Schedule II—Valuation and Qualifying Accounts on Page F-58 hereof. All other financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto beginning on Page F-1 hereof.

(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1

Business Combination Agreement, dated as of December 2, 2021, by and between Apollo Strategic Growth Capital and GBT JerseyCo Limited (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

3.1

Certificate of Incorporation of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-265748), filed with the SEC on June 21, 2022).

3.2	Bylaws of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-265748), filed with the SEC on June 21, 2022).
4.1*	Description of Securities.
10.1

Form of PubCo Subscribed Ordinary Shares Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.2

Form of PubCo Class B Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.3

Form of PubCo Class B Common Stock Distribution Agreement, by and among GBT JerseyCo Limited, American Express Travel Holdings Netherlands Coöperatief U.A., Juweel Investors (SPC) Limited and EG Corporate Travel Holdings LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4 (Reg. No. 333- 261820), filed with the SEC on December 21, 2021).

10.4

Form of PIPE Subscription Agreement, dated December 2, 2021, by and between Apollo Strategic Growth Capital and certain institutional and accredited investors (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333- 261820), filed with the SEC on December 21, 2021).

10.5

Form of Amended & Restated Registration Rights Agreement entered into by and among Global Business Travel Group, Inc., APSG Sponsor, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.6

Sponsor Support Agreement, dated as of December 2, 2021, by and among APSG Sponsor, L.P., certain directors and officers of Apollo Strategic Growth Capital and GBT JerseyCo Limited (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.7

Form of Exchange Agreement, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited and equityholders of GBT JerseyCo Limited (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.7.1

Letter Agreement (Exchange Agreement), dated November 9, 2022, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express Travel Holdings Netherlands Coöperatief U.A., Juweel Investors (SPC) Limited and EG Corporate Travel Holdings LLC (incorporated by reference to Exhibit (d)(10) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

Exhibit No.	Description

10.8∧

Form of Shareholders Agreement by and among by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express Travel Holdings Netherlands Coöperatief U.A., Juweel Investors (SPC) Limited and EG Corporate Travel Holdings LLC (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.8.1

Letter Agreement (Shareholders Agreement), dated November 17, 2022, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express Travel Holdings Netherlands Coöperatief U.A., Juweel Investors (SPC) Limited and EG Corporate Travel Holdings LLC (incorporated by reference to Exhibit (d)(12) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

10.9†

Credit Agreement, dated as of August 13, 2018, by and among GBT Group Services B.V., as borrower, GBT III B.V., as a loan party, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.9.1

Amendment, Consent and Waiver Agreement, dated as of December 5, 2019, among GBT Group Services B.V., as borrower, its affiliates party thereto as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.9.2

Joinder Agreement, dated as of December 9, 2019, among GBT Group Services B.V., as borrower, GBT III B.V., as a loan party, GBT UK TopCo Limited, as the joining loan party, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.9.3

Incremental Agreement and Reaffirmation, dated as of September 4, 2020, among GBT Group Services B.V., as borrower, its affiliates party thereto as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.9.4

Amendment Agreement, dated as of September 4, 2020, among GBT Group Services B.V., as borrower, its affiliates party thereto as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.9.5†

Amendment, Incremental Agreement and Reaffirmation, dated as of January 20, 2021, among GBT Group Services B.V., as borrower, its affiliates party thereto as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.9.6

Refinancing Amendment No. 1, dated as of December 2, 2021, among GBT Group Services B.V., as borrower, its affiliates party thereto as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.9.7†

Amendment, Incremental Agreement and Reaffirmation, dated as of December 2, 2021, among GBT Group Services B.V., as borrower, its affiliates party thereto as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.9.8

Amendment, Incremental Agreement and Reaffirmation, dated as of January 25, 2023, among GBT Group Services B.V., as the borrower, the other loan parties and lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2023).

10.10

Sponsor Side Letter, dated as of December 2, 2021, by and among Apollo Strategic Growth Capital, APSG Sponsor, L.P., certain directors and officers of Apollo Strategic Growth Capital and GBT JerseyCo Limited (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

Exhibit No.	Description

10.10.1

Sponsor Side Letter Amendment, dated May 27, 2022, by and among Apollo Strategic Growth Capital, APSG Sponsor, L.P., certain directors and officers of Apollo Strategic Growth Capital and GBT JerseyCo Limited (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).

10.11+	Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).
10.12	Global Business Travel Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).
10.13+

Global Business Travel Group, Inc. Management Incentive Plan, amended and restated as of May 27, 2022 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).

10.14+	Global Business Travel Group, Inc. Annual Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2022).
10.15∧†

Form of Amended and Restated Trademark License Agreement, dated May 27, 2022, by and between American Express Travel Related Services Company, Inc. and GBT Travel Services UK Limited and, solely for the purposes of specified sections therein, GBT JerseyCo Limited, GBT US LLC, GBT III B.V. and Global Business Travel Group, Inc. (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.16∧†

Consumer Services Operating Agreement, dated as of June 30, 2014, by and between American Express Travel Related Services Company, Inc. and GBT Travel Services UK Limited (as assignee of GBT III B.V.), as amended (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.16.1∧†

First Amendment to Consumer Services Operating Agreement, dated as of December 31, 2015, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.1 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.16.2∧†

Second Amendment to Consumer Services Operating Agreement, dated as of July 24, 2017, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.2 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.16.3

Third Amendment to Consumer Services Operating Agreement, dated as of November 19, 2019, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.3 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.16.4∧†

Form of Fourth Amendment to Consumer Services Operating Agreement, by and between American Express Travel Related Services Company, BT Inc. and G Travel Services UK Limited (as assignee of GBT III B.V.) (incorporated by reference to Exhibit 10.27.4 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.17∧†

Global Corporate Payments Operating Agreement, dated as of June 30, 2014, by and between American Express Travel Related Services Company, Inc., and GBT III B.V. (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.17.1∧†

Form of First Amendment to Global Commercial Services Operating Agreement, by and between American Express Travel Related Services Company, Inc., GBT III B.V. and GBT Travel Services UK Limited (incorporated by reference to Exhibit 10.28.1 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.18∧†

Travel & Lifestyle Services Operating Agreement, dated as of June 30, 2014, by and between American Express Travel Related Services Company, Inc. and GBT Travel Services UK Limited (as assignee of GBT III B.V.), as amended (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

Exhibit No.	Description

10.18.1∧

First Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of January 1, 2015, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.1 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.18.2

Second Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of December 31, 2018, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.2 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.18.3

Third Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of March 29, 2019, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.3 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.18.4

Fourth Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of April 29, 2019, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.4 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.18.5∧†

Fifth Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of January 1, 2020, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.5 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.18.6∧†

Sixth Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of March 21, 2020, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.6 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.18.7∧†

Form of Seventh Amendment to Travel & Lifestyle Services Operating Agreement, dated as of May 27, 2022, by and between American Express Travel Related Services Company, Inc. and GBT Travel Services UK Limited (as assignee of GBT III B.V.) (incorporated by reference to Exhibit 10.29.7 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.19+

Employment Agreement, dated April 1, 2019, by and between GBT US LLC and Michael Qualantone (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on March 22, 2022).

10.20+

Employment Contract, dated November 26, 2019, by and between GBT Travel Services UK Limited and Andrew Crawley (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.21+

Service Agreement, dated June 5, 2020, by and between GBT Travel Services UK Limited and Paul Abbott (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.22+

Supplemental Severance Agreement, dated November 29, 2021, by and between GBT US LLC and Michael Qualantone (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on March 22, 2022).

10.23+

Supplemental Severance Agreement, dated December 2, 2021, by and between GBT Travel Services UK Limited and Andrew Crawley (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.24+

Supplemental Severance Agreement, dated December 2, 2021, by and between GBT Travel Services UK Limited and Paul Abbott (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.25+

Form of Time-Based Option Award Agreement under the Global Business Travel Group, Inc., Management Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).

Exhibit No.	Description

10.26+

Form of Time-Based Option Grant Agreement (United Kingdom) under the GBT JerseyCo Limited Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.27+

Form of Time-Based Option Grant Agreement (United States) under the GBT JerseyCo Limited Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.28+

Form of Time-Based Option Grant Agreement under the GBT JerseyCo Limited Management Incentive Plan (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.29+

Form of Time-Based Restricted Stock Unit Award Agreement (Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).

10.30+

GBT JerseyCo Limited 2021 Executive Long-Term Cash Incentive Award Plan, effective as of November 5, 2021 (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.31+

Form of Award Agreement (United Kingdom) under the GBT JerseyCo Limited 2021 Executive Long-Term Cash Incentive Award Plan (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.32+

Form of Award Agreement (United States) under the GBT JerseyCo Limited 2021 Executive Long-Term Cash Incentive Award Plan (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.33+

GBT JerseyCo Limited 2020 Executive Long-Term Cash Incentive Award Plan, effective as of November 5, 2020 (incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.34+

Form of Award Agreement (United Kingdom) under the GBT JerseyCo Limited 2020 Executive Long-Term Cash Incentive Award Plan (incorporated by reference to Exhibit 10.41 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.35+

Form of Award Agreement (United States) under the GBT JerseyCo Limited 2020 Executive Long-Term Cash Incentive Award Plan (incorporated by reference to Exhibit 10.42 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.36

Put Option Letter, dated as of May 4, 2021, among GBT JerseyCo Limited, Expedia, Inc. and Juweel Investors Limited (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.37

Equity Contribution Agreement, dated as of August 11, 2021, among GBT JerseyCo Limited, Expedia, Inc. and Juweel Investors Limited (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.38

Company Holders Support Agreement, dated as of December 2, 2021, by and among Apollo Strategic Growth Capital and the parties set forth on Schedule I thereto (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on February 4, 2022).

10.39

Promissory Note, dated April 1, 2022, by and between the Company as the maker and the Sponsor as the payee (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2022).

10.40	Form of Dealer Manager Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-267339), filed with the SEC on September 9, 2022).
10.41

Tender and Support Agreement, dated as of September 8, 2022, by and between the Company and Supporting Holders (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-267339), filed with the SEC on September 9, 2022).

Exhibit No.	Description

10.42

Amendment to the Warrant Agreement, dated October 12, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022).

10.43+

Form of New RSU Award Agreement (Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit (a)(1)(K) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

10.44+

Form of New RSU Award Agreement (Non-Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit (a)(1)(L) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

10.45+

Form of New RSU Award Agreement (Michael Qualantone) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit (a)(1)(M) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

10.46+

Employment Transition and Separation Agreement by and between Michael Qualantone and GBT US LLC, dated December 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2022).

21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP, independent registered public accounting firm of Global Business Travel Group, Inc.
24.1*	Power of Attorney (included on the signature page herein).
31.1*	Certification of Paul Abbott, Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Martine Gerow, Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Paul Abbott, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Martine Gerow, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
†	Certain of the exhibits and schedule to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
∧	Certain portions of these Exhibits have been omitted in accordance with Regulation S-K Item 601.
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BUSINESS TRAVEL GROUP, INC.

Date: March 21, 2023	By:	/s/ Paul Abbott
		Name:	Paul Abbott
		Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Abbott, Martine Gerow and Eric J. Bock and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Abbott	Chief Executive Officer and Director	March 21, 2023
Paul Abbott	(Principal Executive Officer)

/s/ Martine Gerow	Chief Financial Officer	March 21, 2023
Martine Gerow	(Principal Financial Officer)

/s/ Christopher Van Vliet	Controller	March 21, 2023
Christopher Van Vliet	(Principal Accounting Officer)

/s/ James P. Bush	Director	March 21, 2023
James P. Bush

/s/ Gloria Guevara Manzo	Director	March 21, 2023
Gloria Guevara Manzo

/s/ Eric Hart	Director	March 21, 2023
Eric Hart

/s/ Raymond Donald Joabar	Director	March 21, 2023
Raymond Donald Joabar

/s/ Michael Gregory O’Hara	Director	March 21, 2023
Michael Gregory O’Hara

/s/ Richard Petrino	Director	March 21, 2023
Richard Petrino

/s/ Mohammed Saif S.S. Al-Sowaidi	Director	March 21, 2023
Mohammed Saif S.S. Al-Sowaidi

/s/ Itai Wallach	Director	March 21, 2023
Itai Wallach

/s/ Susan Ward	Director	March 21, 2023
Susan Ward

/s/ Kathleen Winters	Director	March 21, 2023
Kathleen Winters

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Global Business Travel Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Business Travel Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in total shareholders’ equity for each of the years in the three year period ended December 31, 2022 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Variable consideration related to supplier fee incentive revenues

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company reported travel revenue of $1,444 million for the year-ended December 31, 2022, a portion which related to revenue from supplier fee incentives. The Company receives incentives from air travel suppliers for flown incremental bookings above minimum targeted thresholds established under relevant agreements. The Company estimates these incentive revenues using internal and external data detailing completed and estimated completed airline travel and the price thresholds applicable to the volume for the period, as the consideration is variable and determined by meeting volume targets.

We identified the evaluation of variable consideration related to supplier fee incentive revenues as a critical audit matter. A high degree of subjective auditor judgment was required to assess the Company’s estimate of supplier fee incentive variable consideration accrued and recognized as revenue at year-end for certain suppliers, including the estimate of completed airline travel.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the process of estimating variable consideration in revenue contracts, including a control related to the estimate of completed airline travel. For certain suppliers, we:

●	obtained and read contractual documents, including master agreements and other related documents
●	analyzed the contractual documents to determine if all arrangement terms that may have impacted revenue recognition were identified and properly considered, including terms and conditions for incentive revenue
●	developed an independent estimate of incentive revenue variable consideration at year-end using historical completed airline travel data and compared our results to the Company’s estimate
●	assessed management’s ability to estimate accurately by comparing historical estimates to actual results.

/s/ KMPG LLP

We have served as the Company’s auditor since 2014.

New York, New York

March 21, 2023

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in $ millions except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$303	$516
Accounts receivable (net of allowance for credit losses of $23 and $4 as of December 31, 2022 and 2021, respectively)	765	381
Due from affiliates	36	18
Prepaid expenses and other current assets	130	137
Total current assets	1,234	1,052
Property and equipment, net	218	216
Equity method investments	14	17
Goodwill	1,188	1,358
Other intangible assets, net	636	746
Operating lease right-of-use assets	58	59
Deferred tax assets	333	282
Other non-current assets	47	41
Total assets	$3,728	$3,771
Liabilities, preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$253	$137
Due to affiliates	48	41
Accrued expenses and other current liabilities	452	519
Current portion of operating lease liabilities	17	21
Current portion of long-term debt	3	3
Total current liabilities	773	721
Long-term debt, net of unamortized debt discount and debt issuance costs	1,219	1,020
Deferred tax liabilities	24	119
Pension liabilities	147	333
Long-term operating lease liabilities	61	61
Earnout derivative liabilities	90	—
Other non-current liabilities	43	23
Total liabilities	2,357	2,277
Commitments and Contingencies (see note 19)
Preferred shares (par value €0.00001; 3,000,000 shares authorized; 1,500,000 shares issued and outstanding as of December 31, 2021)	—	160
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 67,753,543 shares issued and outstanding as of December 31, 2022)	—	—
Class B common stock (par value $0.0001; 3,000,000,000 shares authorized; 394,448,481 shares issued and outstanding as of December 31, 2022)	—	—
Voting ordinary shares (par value €0.00001; 40,000,000 shares authorized; 36,000,000 shares issued and outstanding as of December 31, 2021)	—	—
Non-voting ordinary shares (par value €0.00001; 15,000,000 shares authorized as of December 31, 2021; 8,413,972 shares issued and outstanding as of December 31, 2021)	—	—
Profit shares (par value €0.00001; 800,000 shares authorized, issued and outstanding as of December 31, 2021)	—	—
Additional paid-in-capital	334	2,560
Accumulated deficit	(175)	(1,065)
Accumulated other comprehensive loss	(7)	(162)
Total equity of the Company’s shareholders	152	1,333
Equity attributable to noncontrolling interest in subsidiaries	1,219	1
Total shareholders’ equity	1,371	1,334
Total liabilities, preferred shares and shareholders’ equity	$3,728	$3,771

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in $ millions, except share and per share data)	2022	2021	2020
Revenue	$1,851	$763	$793
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	832	477	529
Sales and marketing	337	201	199
Technology and content	388	264	277
General and administrative	313	213	181
Restructuring charges	(3)	14	206
Depreciation and amortization	182	154	148
Total operating expenses	2,049	1,323	1,540
Operating loss	(198)	(560)	(747)
Interest income	—	1	1
Interest expense	(98)	(53)	(27)
Fair value movement on earnouts and warrants derivative liabilities	8	—	—
Loss on early extinguishment of debt	—	(49)	—
Other income, net	1	8	14
Loss before income taxes and share of losses from equity method investments	(287)	(653)	(759)
Benefit from income taxes	61	186	145
Share of losses from equity method investments	(3)	(8)	(5)
Net loss	(229)	(475)	(619)
Less: net loss attributable to non-controlling interests in subsidiaries	(204)	(475)	(619)
Net loss attributable to the Company’s Class A common stockholders	$(25)	$—	$—
Basic loss per share attributable to the Company’s Class A common stockholders	$(0.50)
Weighted average number of shares outstanding – Basic	51,266,570
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.51)
Weighted average number of shares outstanding – Diluted	445,715,051

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(in $ millions except share and per share data)	2022	2021	2020
Net loss	$(229)	$(475)	$(619)
Other comprehensive income (loss), net of tax:
Change in currency translation adjustments, net of tax	(51)	(15)	(2)
Unrealized gains on cash flow hedge, net of tax:
Unrealized gain from cash flow hedges arising during the year	32	—	—
Unrealized gains on cash flow hedge reclassed to interest expense	(4)	—	—
Change in defined benefit plans, net of tax:
Actuarial gain (loss), net, and prior service cost arising during the year	99	28	(80)
Amortization of actuarial loss and prior service cost in net periodic pension cost	2	4	1
Other comprehensive income (loss), net of tax	78	17	(81)
Comprehensive loss	(151)	(458)	(700)
Less: Comprehensive loss attributable to non-controlling interests in subsidiaries	(145)	(458)	(700)
Comprehensive loss attributable to the Company’s Class A common stockholders	$(6)	$—	$—

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in $ millions)	2022	2021	2020
Operating activities:
Net loss	$(229)	$(475)	$(619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	154	148
Deferred tax benefit	(65)	(178)	(110)
Equity-based compensation	39	3	3
Allowance for credit losses	19	(5)	4
Fair value movements on earnouts and warrants derivative liabilities	(8)	—	—
Loss on early extinguishment of debt	—	49	—
Impairment of operating lease ROU and other assets	—	1	20
Other	22	2	3
Defined benefit pension funding	(32)	(25)	(25)
Proceeds from termination of interest rate swap derivative contract	23	—	—
Changes in working capital, net of effects from acquisitions
Accounts receivable	(427)	(85)	524
Prepaid expenses and other current assets	(29)	40	(20)
Due from affiliates	(18)	(3)	1
Due to affiliates	7	8	(20)
Accounts payable, accrued expenses and other current liabilities	122	2	(159)
Net cash used in operating activities	(394)	(512)	(250)
Investing activities:
Purchase of property and equipment	(94)	(44)	(47)
Ovation business acquisition, net of cash acquired	—	(53)	—
Egencia business acquisition, net of cash acquired	—	73	—
Other	(1)	(3)	—
Net cash used in investing activities	(95)	(27)	(47)
Financing activities:
Proceeds from reverse recapitalization, net	269	—	—
Redemption of preference shares	(168)	—	—
Proceeds from issuance of preferred shares	—	150	—
Proceeds from senior secured tranche B-1 term loans, net of debt discount	—	—	388
Proceeds from senior secured tranche B-2 term loans, net of debt discount	—	150	—
Proceeds from senior secured tranche B-3 term loans, net of debt discount	200	785	—
Repayment of senior secured term loans	(3)	(551)	(4)
Repayment of finance lease obligations	(2)	(2)	—
Payment of lender fees and issuance costs for senior secured term loans facilities	—	(8)	—
Prepayment penalty and other costs related to early extinguishment of debt	—	(34)	—
Payment of deferred consideration	(4)	—	—
Payment of offering costs	—	(10)	—
Capital distributions to shareholders	—	(1)	—
Other	—	(1)	—
Net cash from financing activities	292	478	384
Effect of exchange rates changes on cash, cash equivalents and restricted cash	(12)	(7)	7
Net (decrease) increase in cash, cash equivalents and restricted cash	(209)	(68)	94
Cash, cash equivalents and restricted cash, beginning of year	525	593	499
Cash, cash equivalents and restricted cash, end of year	$316	$525	$593
Supplemental cash flow information:
Cash refund for income taxes (net of payments)	$(1)	$(5)	$(13)
Cash paid for interest (net of interest received)	$96	$47	$16
Dividend accrued on preferred shares	$—	$10	$—
Deferred offering costs accrued	$—	$10	$—
Right-of-use assets obtained in exchange for lease obligations, including on acquisitions (see note 12)

Cash, cash equivalents and restricted cash consist of:	As of December 31,
(in $ millions)	2022	2021
Cash and cash equivalents	$303	$516
Restricted cash (included in other non-current assets)	$13	$9
Cash, cash equivalents and restricted cash	$316	$525

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY

															Equity
													Accumulated		attributable to
	Voting		Non-Voting		Profit		Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	ordinary shares		ordinary shares		shares		common stock		common stock		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
(in $ millions except share and per share data)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2019	36,000,000	—	—	—	800,000	—	—	—	—	—	1,750	26	(98)	1,678	4	1,682
Capital distributions to shareholders	—	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(81)	(81)	—	(81)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(618)	—	(618)	(1)	(619)
Balance as of December 31, 2020	36,000,000	—	—	—	800,000	—	—	—	—	—	1,752	(592)	(179)	981	3	984
Issued on acquisition of Egencia (see note 10)	—	—	8,413,972	—	—	—	—	—	—	—	816	—	—	816	—	816
Dividend on preferred shares (see note 23)	—	—	—	—	—	—	—	—	—	—	(10)	—	—	(10)	—	(10)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Settlement of MIP options	—	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	17	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	—	—	(473)	—	(473)	(2)	(475)
Balance as of December 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	2,560	(1,065)	(162)	1,333	1	1,334
Cumulative effect of the adoption of accounting standard update, net of tax of $1 (see note 6)	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Dividend on preferred shares	—	—	—	—	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Additional shares issued to Expedia (see note 10)	—	—	59,111	—	—	—	—	—	—	—	6	—	—	6	—	6
Equity-based compensation prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	5
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(121)	—	(121)	—	(121)
Other comprehensive loss, net of tax, prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(47)	(47)	—	(47)
Equity prior to reverse recapitalization	36,000,000	—	8,473,083	—	800,000	—	—	—	—	—	2,563	(1,189)	(209)	1,165	1	1,166
Reverse recapitalization, net (see note 9)	(36,000,000)	—	(8,473,083)	—	(800,000)	—	56,945,033	—	394,448,481	—	(2,322)	1,039	183	(1,100)	1,195	95
Exchange of warrants for Class A shares (see note 20)	—	—	—	—	—	—	10,808,510	—	—	—	59	—	—	59	—	59
Equity-based compensation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	34	—	—	34	—	34
Net loss after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(25)	—	(25)	(83)	(108)
Other comprehensive income, net of tax, after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	19	19	106	125
Balance as of December 31, 2022	—	—	—	—	—	—	67,753,543	—	394,448,481	—	334	(175)	(7)	152	1,219	1,371

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

The Business Combination was accounted for as a reverse recapitalization. Accordingly, no assets or liabilities were measured at fair value, and no goodwill or other intangible assets were recognized as a result of the Business Combination (see note 9- Reverse Recapitalization).

GBT JerseyCo was incorporated on November 28, 2019 under the Companies (Jersey) Law 1991 and in a reorganization transaction undertaken then became the ultimate parent company of the group. Prior to the Business Combination, GBT JerseyCo operated as a joint venture with American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex Coop”), a resident of the Netherlands, Juweel Investors (SPC) Limited (a successor entity of Juweel Investors Limited) (“Juweel”), a resident of Cayman Islands, and EG Corporate Travel Holdings LLC (“Expedia”) (collectively, with Amex Coop and Juweel the “Continuing JerseyCo Owners”).

For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of GBT JerseyCo and its wholly-owned subsidiaries. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Impact of COVID-19

The outbreak of the novel strain of the coronavirus (“COVID-19”) severely restricted the level of economic activity around the world beginning in 2020. Government measures implemented then to contain the spread of COVID-19, such as imposing restrictions on travel and business operations, limited business travel significantly below 2019 levels.

Since then, many countries have vaccinated a reasonable proportion of their population and the spread of virus is now being contained to varying degrees in different countries. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, many COVID-19 related travel restrictions have been lifted with the countries around the world reopening their borders for foreign travel and clients becoming more comfortable traveling. This has led to a moderation, and to an extent recovery, of the more severe declines in business travel bookings experienced at the height of the pandemic and during periods of resurgence. The Company has seen improvement in its transaction volume starting the second half of 2021 and continuing into 2022. While the global travel activity has since shown a recovery trend, it still remains below 2019 levels. The Company incurred a net loss of $229 million and had cash outflows from operations of $394 million for the year ended December 31, 2022 compared to a net loss of $475 million and cash outflows from operations of $512 million for the year ended December 31, 2021 and a net loss of $619 million and cash outflows from operations of $250 million for the year ended December 31, 2020.

Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, the Company’s business, going forward. The severity and duration of resurgence of COVID-19 variants, as well as uncertainty over the efficacy of the vaccines against such new variants of the virus, may contribute to delays in economic recovery.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes its liquidity is important given the limited ability to predict its future financial performance due to the uncertainty associated with the recovery from COVID-19 pandemic and/or resurgence due to new variants. Since March 2020, the Company has taken several measures to preserve its liquidity, including initiating a business response plan to the COVID-19 pandemic (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entering into several financial transactions, including debt financing / refinancing transactions and the consummation of the Business Combination. Apart for the expectation of the recovery in its business operations, the Company continues to further explore other capital market transactions, process rationalizations and cost reduction measures to improve its liquidity position. In January 2023, the Company amended its senior secured credit agreement to obtain additional term loans in a principal amount of $135 million to further strengthen its liquidity position. The Company also announced a restructuring plan to further streamline its operations and to build efficiencies in its operating model that will result in reduction in its work force and cost savings (see note 29 – Subsequent Events).

Based on the Company’s current and expected operating plan, existing cash and cash equivalents, the resurgence of business travel indicated by recent volume trends, the Company’s mitigation measures taken or planned to strengthen its liquidity and financial position, along with the Company’s available funding capacity and cash flows from operations, the Company believes it has adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months.

(2)Summary of Significant Accounting Policies

Consolidation

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill and contingent consideration, fair value determination of equity-based compensation, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps, warrants and Earnout Shares and accrual of contingent liabilities. Actual results could differ materially from those estimates.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and at bank, and, bank deposits and other highly liquid investments with original maturities of 90 days or less. Restricted cash includes cash that is restricted through legal contracts or regulations. It primarily includes collateral provided for bank guarantees for certain office leases and to certain travel suppliers. Restricted cash is aggregated with cash and cash equivalents in the consolidated statements of cash flows.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily includes trade accounts receivable from business clients and travel suppliers, and receivables from government for grants, less allowances for credit losses. For periods prior to January 1, 2022, the allowance for doubtful accounts was estimated based on historical experience, aging of the receivable, credit quality of the customers, and other factors that may affect the Company’s ability to collect from customers.

On January 1, 2022, the Company adopted the accounting standards update on the measurement of expected credit losses, which requires the Company to estimate lifetime expected credit losses upon recognition of the financial assets, which primarily comprise accounts receivable. The Company has identified the relevant risk characteristics, of its customers and the related receivables, which include size, type (e.g. business clients vs. supplier and credit card vs. non-credit-card customers) or geographic location of the customer, or a combination of these characteristics. The Company has considered the historical credit loss experience, current economic conditions, forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses on its accounts receivables. Other key factors that influence the expected credit loss analysis include customer demographics and payment terms offered in the normal course of business to customers. This is assessed at each quarter based on the Company’s specific facts and circumstances. See note 6 – Allowance for Expected Credit Losses for additional information.

The majority of the Company’s receivables are trade receivables due in less than one year. Receivables are considered to be delinquent when contractual payment terms are exceeded. All receivables aged over twelve months are generally fully reserved. Receivables are written off against the allowance when it is probable that all remaining contractual payments will not be collected as evidenced by factors such as the extended age of the balance, the exhaustion of collection efforts, and the lack of ongoing contact or billing with the customer.

Governments of multiple countries extended several programs to help businesses during the COVID-19 pandemic (see note 1 - Business Description and Basis of Presentation) through loans, wage subsidies, tax relief or deferrals and other financial aid. The Company has participated in several of these government programs. A substantial portion of these government support payments were to ensure that the Company continues to pay and maintain the employees on its payroll and does not make them redundant as the demand for travel services significantly reduced due to the Covid-19 pandemic. During the years ended December 31, 2022 2021 and 2020, the Company recognized in its consolidated statements of operations government grants and other assistance benefits of $24 million, $64 million and $101 million, respectively, as a reduction of its operating expenses. As of December 31, 2022 and 2021, the Company had a receivable of $13 million and $6 million, respectively, in relation to such government grants, that is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization.

The Company also capitalizes certain costs associated with the acquisition or development of internal-use software. The Company capitalizes costs incurred during the application development stage related to the development of internal use software. The Company expenses cost incurred related to the planning and post-implementation phases of development as incurred.

Depreciation is recognized once an asset is available for its intended use. Depreciation is computed using the straight-line method over the estimated useful lives of assets which are as follows:

Capitalized software for internal use	2.5 – 7 years
Computer equipment	3 – 5 years
Leasehold improvements	Shorter of 5 –10 years or lease term
Furniture, fixtures and other equipment	Up to 7 years

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investments

Investments in entities in which the Company exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting. Generally, if the Company owns voting rights of between 20% and 50% of equity interest, it is presumed to exercise significant influence. The Company’s proportionate share of the net income (loss) of the equity method investments is included in the Company’s results of operations. When the Company share of losses of an equity method investment equals or exceeds its investment value plus advances made to equity method investment, the Company discontinues recognizing share of further losses. Additional losses are provided for and a liability is recognized, only to the extent the Company has legal or constructive obligations to fund further losses in the equity method investment. Dividends received from the equity method investees are recorded as reductions to the carrying value of the equity method investment.

The Company periodically reviews the carrying value of these investments to determine if there has been an other-than temporary decline in their carrying values. A variety of factors are considered when determining if a decline in the carrying value of equity method investment is other than temporary, including, among others, the financial condition and business prospects of the investee, as well as the Company’s investment intent. Based on the Company’s assessment, the Company recorded $2 million as impairment of equity method investments for the year ended December 31, 2021, which is included within share of (losses) earnings from equity method investments in the consolidated statements of operations. There were no impairments of equity method investments during the years ended December 31, 2022 and 2020.

Business Combinations and Goodwill

The Company accounts for business combinations using purchase method of accounting which requires assigning the fair value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Goodwill represents the excess of the purchase consideration over the fair value of net tangible and identifiable assets acquired. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price, fair value of assets acquired and liabilities assumed at the acquisition date, especially with respect to acquired intangible assets. Fair value measurements may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other methodologies management believes to be relevant. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer and supplier relationships, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

The Company evaluates goodwill for impairment on December 31 each year, or more frequently, if impairment indicators exist. The Company performs either a qualitative or quantitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying value. A goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Fair values are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (e.g., sales or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples of comparable publicly traded companies) and based on market participant assumptions.

Based on the results of the annual impairment test, the Company concluded that there was no impairment of goodwill during the years ended December 31, 2022, 2021 and 2020 because qualitative and/or quantitative tests indicated the reporting units’ fair value was in excess of their respective carrying values. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from actual results of operations and cash flows, and if so, could cause the Company to conclude in the future that impairment indicators exist and that goodwill may become impaired.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Other Intangible Assets and Long-Lived Assets

Finite-lived intangible assets are amortized on a straight-line basis and estimated to have useful lives as follows:

Trademarks / tradenames	5 – 10 years
Business client relationships	10- 15 years
Supplier relationships	10 years
Travel partner network	10 years

Finite-lived intangible assets and long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets or groups of assets, that generate cash flows largely independent of other assets or asset groups, may not be recoverable. If impairment indicators exist, the undiscounted future cash flows associated with the expected service potential of the asset or asset group and cash flows from their eventual disposition are compared to the carrying value of the asset or asset group. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in an amount by which the carrying value of the asset or asset group exceeds its fair value through a charge to the Company’s consolidated statements of operations. The estimated fair value of the asset group is determined using appropriate valuation methodologies which would typically include an estimate of discounted cash flows.

Leases

The Company determines whether an arrangement contains a lease at inception of a contract. Lease assets represent the Company’s right-of-use (“ROU”) of an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s accounting policy is to evaluate lessee agreements with a minimum term greater than one year for recording on the consolidated balance sheet.

Finance leases are generally those leases that allow the Company to either utilize the entire asset over its economic life or substantially pay for all of the fair value of the asset over the lease term. All other leases are categorized as operating leases. Lease ROU assets and lease liabilities are recognized based on the present value of the fixed lease payments over the lease term at the commencement date. As the interest rate implicit in the lease is generally not determinable in transactions where the Company is a lessee, the Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future payments and uses the implicit rate when readily available. The operating lease ROU assets include lease pre-payments and initial direct costs and are reduced for deferred rent and any lease incentives. Certain of the Company’s lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company’s lease agreements may include both lease and non-lease components. For leases of information technology equipment used in its data centers, the Company accounts for the lease and non-lease components on a combined basis. For leases of all other assets, lease and non-lease components are accounted for separately.

Operating leases are included in operating lease ROU assets, and current and long-term portion of operating lease liabilities on the Company’s consolidated balance sheets. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance leases are included in property and equipment, net, and accrued expenses and other current liabilities, and other long-term liabilities on the Company’s consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. All deferred income taxes are classified as non-current assets and/or liabilities on the Company’s consolidated balance sheets.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that apply to taxable income in effect for the years in which those tax assets or liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. In order for the Company to realize the deferred tax assets, it must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. A change in the Company’s estimate of future taxable income may change the Company’s conclusion on its ability to realize all or a part of its net deferred tax assets, requiring an adjustment to the valuation allowance charged to the provision for income taxes in the period in which such a determination is made.

The Company recognizes deferred taxes on undistributed earnings of foreign subsidiaries because it does not plan to indefinitely reinvest such earnings.

A two-step approach is applied in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits within the benefit from/provision for income taxes in its consolidated statements of operations.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market rates obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about the assumptions market participants would use in the pricing of the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of taxes, consists of (i) foreign currency translation adjustments, (ii) unrealized actuarial gains and losses on defined benefit plans and unamortized prior service cost and (iii) unrealized gains and losses on derivatives accounted for as effective hedges and certain historical net investment hedges.

Certain Risks and Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable.

The Company maintains cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation (or equivalent) insurance limits. The Company’s cash and cash equivalents are primarily composed of current account balances in banks, are mainly non-interest bearing and are primarily denominated in U.S. dollar, British pound sterling and Euro currencies. As of December 31, 2022, approximately 35% of our cash balance is with a single bank.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk associated with accounts receivable are considered minimal due to the Company’s diverse customer base spread across different countries.

Revenue Recognition

The Company generates revenue in two primary ways:

●	Travel Revenues which include fees received from business clients and travel suppliers relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds and
●	Products and Professional Services Revenues which include revenues received from business clients, travel suppliers and Network Partners for using the Company’s platform, products and value-added services.

Revenue is recognized when control of the promised services in an arrangement is transferred to the customers in an amount that reflects the expected consideration in exchange for those services. The Company’s customers are its (i) business clients to whom the Company provides travel processing, consultancy and management services and (ii) travel suppliers including providers of Global Distribution Systems (“GDS”).

The Company has determined a net presentation of revenue (that is, the amount billed to a business client less the amount paid to a travel supplier) is appropriate for the majority of the Company’s transactions as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided to the traveler/business clients. The Company excludes all taxes assessed by a government authority, if any, from the measurement of transaction prices that are imposed on its travel related services or collected by the Company from customers (which are therefore excluded from revenue).

Travel Revenue

Client Fees

Transaction Fees and Other Revenues: The Company enters into contracts with business clients to provide travel-related services each period over the contract term. The Company’s obligation to the client is to stand ready to provide service over the contractual term. The performance obligations under these contracts are typically satisfied over time as the clients benefit from these services as they are performed. The Company receives nonrefundable transaction fees from business clients each time a travel transaction is processed. Transaction fee revenue, which is unit-priced under the service contract, is generally allocated to and recognized in the period the transaction is processed. The Company also receives revenue from the provision of other transactional services to clients such as revenue generated from the provision of servicing after business close or during travel disruption. Such other transactional travel revenue is also generally allocated to and recognized in the period when the travel transaction is processed.

Consideration Payable to Clients and Client Incentives: As part of the arrangements with business clients, the Company may be contractually obligated to share with them the commissions collected from travel suppliers that are directly attributable to the Company’s business with the business clients. Additionally, in certain contractual agreements with its clients, the Company promises consideration to them in the form of credits or upfront payments. The Company capitalizes such consideration payments to its clients and recognizes it ratably over the period of contract, as a reduction of revenue, as the revenue is recognized, unless the payment is in exchange for a distinct good or service that the business clients transfer to the Company. The capitalized upfront payments are reviewed for recoverability and impairment based on future forecasted revenues, and are included within other non-current assets or liabilities, net, on the Company’s consolidated balance sheets.

Supplier Fees

Base Commissions and Incentives: Certain of the Company’s travel suppliers (e.g., airlines, hotels, car rental companies, and rail carriers) pay commissions and/or fees on tickets issued, sales and other services provided by the Company based on contractual agreements to promote or distribute the travel supplier content. Commissions and fees from travel suppliers are generally recognized (i) at the time a ticket is purchased for air travel reservations as the Company’s performance obligation to the supplier is satisfied at

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the time of ticketing and (ii) upon fulfillment of the reservation for hotels and car rentals as the performance obligation to the hotel and car rental companies is not satisfied until the customer has checked-in to the hotel property and/or picked-up the rental car.

Incentive Revenues: The Company receives incentives from air travel suppliers for flown incremental bookings above minimum targeted thresholds established under the contract. The Company estimates such incentive revenues using internal and external data detailing completed and estimated completed airline travel and the price thresholds applicable to the volume for the period, as the consideration is variable and determined by meeting volume targets. The Company allocates the variable consideration to the flown bookings during the incentive period, which is generally determined by the airlines to be a single fiscal quarter, and recognizes that amount as the related performance obligations are satisfied, to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

GDS Revenues: In certain transactions, the GDS provider receives commission revenues from travel suppliers in exchange for distributing its content and distributes a portion of these commissions to the Company as an incentive for the Company to utilize its platform. Therefore, the Company views payments from the providers of the GDS as commissions from travel suppliers and recognize these commissions in revenue as travel bookings are made through the GDS platform.

Products and Professional Services Revenues

Management Fees: The Company receives management fees from business clients for travel management services. The Company’s obligation to the client is to stand ready to provide service over the contractual term. The performance obligation under these contracts are typically satisfied over time as the clients benefit from these services as they are performed. Management fees are recognized ratably over the contract term as the performance obligation is satisfied on a stand-ready basis over the contract period.

Product Revenues: Revenue from provision of travel management tools to business clients to manage their travel programs are recognized ratably over the contract term as the performance obligation is satisfied over the contract period over which the travel-related products are made available to the clients.

Consulting and Meeting and Events Revenues: The Company receives fees from consulting and meetings and events planning services that are recognized over the contract term as the promised services are delivered by the Company’s personnel.

Other Revenues: Fees from Network Partners are recognized in proportion to sales as sales occur over the contract term, as the performance obligation is satisfied.

Cost of revenue

Cost of revenue primarily consists of (i) salaries and benefits of the Company’s travel counsellors, meetings and events teams and their supporting functions and (ii) the cost of outsourcing resources in transaction processing and the processing costs of online booking tools.

Sales and marketing

Sales and marketing primarily consists of (i) salaries and benefits of the Company’s employees in its sales and marketing function and (ii) the expenses for acquiring and maintaining customer partnerships including account management, sales, marketing, and consulting alongside the functions that support these efforts.

Technology and content

Technology and content primarily consists of (i) salaries and benefits of employees engaged in the Company’s product and content development, back-end applications, support infrastructure and maintenance of the security of the Company’s networks and (ii) other costs associated with licensing of software and information technology maintenance expense.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative

General and administrative expenses consists of (i) salaries and benefits of the Company’s employees in finance, legal, human resources and administrative support including expenses associated with the executive non-cash equity plan and long-term incentive plans, (ii) integration expenses related to acquisitions and mergers and acquisitions costs primarily related to due diligence, legal expenses and related professional services fees and (iii) fees and costs related to accounting, tax and other professional services, legal related costs, and other miscellaneous expenses.

Restructuring charges

Restructuring and other charges consist primarily of costs associated with (i) employee termination benefits and (ii) lease exit and related costs. One-time involuntary employee termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria have been met. With respect to employee terminations under ongoing benefit arrangements, a liability for termination benefits is recognized at estimated fair value when it is probable that amounts will be paid to employees and such amounts are reasonably estimable. Costs associated with exit or disposal activities, including impairment of operating lease ROU assets are presented as restructuring charges in the consolidated statement of operations (see note 15 – Restructuring Charges).

Advertising Expense

Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing, such as television, media and print advertising. Advertising expense, included in sales and marketing expenses on the consolidated statements of operations, was approximately $6 million, $2 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Equity-based Compensation

The Company has an equity-based compensation plan that provides for grants of stock options to employees and non-employee directors of the Company who perform services for the Company. The awards are equity-classified and the compensation is expensed, net of actual forfeitures, on a straight line basis over the requisite service period based upon the fair value of the award on the grant date and vesting conditions.

Pension and Other Post-retirement Benefits

The Company sponsors defined contribution savings plans under which the Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to these plans are recognized as a component of salaries and benefits, in the Company’s consolidated statements of operations as such costs are incurred. The Company also sponsors both non-contributory and contributory defined benefit pension plans whereby benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. The Company recognizes the funded status of its defined benefit plans and presents it as a non-current liability on its consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the benefit obligation as of the balance sheet date. The measurement date used to determine benefit obligations and the fair value of plan assets for all defined benefit plans is December 31 of each year.

Defined benefit plan expenses are recognized in the Company’s consolidated statements of operations based upon various actuarial assumptions, including expected long-term rates of return on plan assets, discount rates, employee turnover, and mortality rates. Actuarial gains or losses arise from actual returns on plan assets being different from expected returns and from changes in assumptions used to calculate the projected benefit obligation each year. The defined benefit obligation may also be adjusted for any plan amendments. Such actuarial gains and losses and adjustments resulting from plan amendments are deferred within accumulated other comprehensive income (loss), net of tax.

The amortization of actuarial gains and losses is determined by using a 10% corridor of the greater of the fair value of plan assets or the defined benefit obligation. Total unamortized actuarial gains and losses in excess of the corridor are amortized over the

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average remaining future service. For plans with no active employees, they are amortized over the average life expectancy of plan participants. Adjustments resulting from plan amendments are generally amortized over the average remaining future service of plan participants at the time of the plan amendment.

All components of net periodic pension benefit (costs), other than service cost, is recognized within other income (expense), net, on the Company’s consolidated statements of operations. Service cost is recognized as a component of salaries and wages on the Company’s consolidated statements of operations.

Interest Expense and Interest Income

Interest expense is primarily comprised of interest expense on debt including the amortization of debt discount and debt issuance costs, calculated using the effective interest method and amounts reclassified from accumulated other comprehensive loss related to terminated interest rate swaps that were accounted for as effective cash flow hedges.

Interest income is comprised of interest earned from bank deposits.

Foreign Currency Translations and Transaction Gain (Loss)

On consolidation, assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each reporting period and the subsidiaries’ results of operations are translated in U.S. dollars at the spot/daily exchange rates. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a component of total equity on the Company’s consolidated balance sheets, as currency translation adjustments. Translation adjustments are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations.

Gains and losses related to transactions in a currency other than the functional currency or upon remeasurement of non-functional currency denominated monetary assets and liabilities into functional currency are reported within other income (expense), net, in the Company’s consolidated statements of operations.

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to the Company’s ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to the Company’s ordinary shareholders by the weighted average number of ordinary shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, calculated using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect of inclusion would be antidilutive.

Warrant Instruments and Earnout Liabilities

The Company accounted for its (i) public and privately issued warrants (see note 20 – Warrants) and (ii) substantially all of the Earnout Shares (see note 15 – Earnout Shares) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” (“ASC 815”) whereby under that provision the warrants and substantially all of the Earnout Shares do not meet the criteria for equity treatment and are recorded as liabilities. Accordingly, the Company classified the warrants and such Earnout Shares as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The Company remeasured the warrant liability and such Earnout Shares liability at each balance sheet date and any change in the fair value was recognized in the Company’s consolidated statement of operations. During October 2022, the Company exchanged its warrants for GBTG’s Class A common stock. The Earnout Shares liabilities will be remeasured at fair value, with any movement in fair value recorded in the consolidated statement of operations, until such Earnout Shares are no longer contingent.

Until the date the warrants were outstanding, the fair value of warrants was determined using a market price for the public warrants and, when relevant, Black-Scholes model for the private warrants.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Earnout Shares was determined using Monte Carlo valuation method and were categorized as level 3 on the fair value hierarchy (see note 26 – Fair Value Measurements).

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changed how entities account for credit losses for most financial assets, including accounts receivable, and certain other instruments that are not measured at fair value through net income. The new guidance replaces the then existing incurred loss impairment model with an expected loss methodology, which results in a more timely recognition of credit losses. Following loss of Emerging Growth Company status in the fourth quarter of 2022, the Company adopted ASU 2016-13 on a prospective basis, effective January 1, 2022, and recognized a $3 million cumulative adjustment, net of taxes, in accumulated deficit. By applying ASU 2016-13 at the adoption date, the presentation of credit losses for periods prior to January 1, 2022 remained unchanged. See note 6 – Allowance for Expected Credit Losses for additional information.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements — Not Yet Adopted

Reference rate reforms

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including the London Interbank Offered Rate (“LIBOR”) expected to be discontinued because of reference rate reform, to a new reference rate. The provisions of this ASU would impact contract modifications and other changes that occur while LIBOR is phased out. The guidance is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” As a result of the UK Financial Conduct Authority’s decision to extend the cessation date for publishing LIBOR rates from December 31, 2021 to June 30, 2023, the FASB decided to defer the sunset date of this topic from December 31, 2022 to December 31, 2024.

On January 25, 2023, the Company’s senior secured credit agreement was amended, which, among other things, replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark rate applicable to each of its senior secured tranche B-3 term loan facility and the senior secured revolving credit facility. See note 16 – Long-term Debt. The Company continues to evaluate and monitor developments and its assessment of this guidance during the LIBOR transition period.

Contracts with Customers Acquired in a Business Combination

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” to add contract assets and contract liabilities acquired in a business combination to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue recognition guidance. This updated guidance amends the current business combination guidance where an acquirer generally recognizes such items at fair value on the acquisition date. The guidance is effective for the Company commencing with fiscal year 2023, including each interim period therein, and is to be applied prospectively to all business combinations that occur on or after the date of initial application. The Company does not expect a material impact of the adoption of the guidance on its consolidated financial statements.

(3)	Revenue from Contracts with Customers

The Company disaggregates revenue based on (i) Travel Revenues which include all revenue relating to servicing a transaction, which can be air, hotel, car rental, rail or other travel-related booking or reservation and (ii) Products and Professional Services Revenues which include all revenue relating to using the Company’s platform, products and value-added services. The following table presents the Company’s disaggregated revenue by nature of service. Sales and usage-based taxes are excluded from revenue.

	Year ended December 31,
(in $ millions)	2022	2021	2020
Travel revenue	$1,444	$446	$468
Products and professional services revenue	407	317	325
Total revenue	$1,851	$763	$793

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The opening and closing balances of the Company’s accounts receivable, net, contract assets and contract liabilities are as follows:

		Contract	Contract
		liabilities	liabilities
	Accounts	Client	Deferred
	receivable,	incentives, net	revenue
(in $ millions)	net(1)	(non-current)	(current)
Balance as of December 31, 2022	$752	$19	$19
Balance as of December 31, 2021	$375	$3	$18
(1)	Accounts receivables, net, exclude balances not related to contracts with customers.

Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the year ended December 31, 2022, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $13 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2021.

Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $15 million, of which the Company expects to recognize revenue as performance obligations are satisfied over the next 24 months.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.

(4)	Income Taxes

As discussed in note 1 – Business Description and Basis of Preparation, GBTG is a Delaware corporation and tax resident in the U.S. Post Business Combination, GBTG holds its equity interests and conducts its business through GBT JerseyCo and its subsidiaries in an Up-C structure. GBT JerseyCo is incorporated in and subject to Jersey company law, is a tax resident in the U.K. and is treated as a partnership for U.S. income tax purposes. As such, GBT JerseyCo generally is not subject to U.S. income tax under current U.S. tax laws. However, GBTG, being a U.S. tax resident shareholder of GBT JerseyCo, is subject to U.S. partnership tax law on its share of equity interest in GBT JerseyCo.

The following table summarizes the Company’s U.S., U.K. and other jurisdictions loss before income taxes and share of losses from equity method investments. The Company has opted for this disclosure due to jurisdictional change in its reporting and “domestic” entity from U.K. to U.S. following the Business Combination in May 2022. The U.S. includes GBTG and its subsidiaries that are U.S. tax resident, U.K. includes GBT Jersey Co. and its subsidiaries that are U.K. tax resident and other includes all other jurisdictions:

	Year ended December 31,
(in $ millions)	2022	2021	2020
U.S.	$(129)	$(32)	$(74)
U.K.	(95)	(441)	(529)
Other	(63)	(180)	(156)
Loss before income taxes and share of losses from equity method investments	$(287)	$(653)	$(759)

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of benefit from income taxes consist of the following:

	Year ended December 31,
(in $ millions)	2022	2021	2020
Current taxes:
U.S.	$—	$4	$20
U.K.	(1)	1	12
Other	(3)	3	3
Current income tax (expense) benefit	(4)	8	35
Deferred taxes:
U.S.	35	22	4
U.K.	28	132	90
Other	2	24	16
Deferred tax benefit (1)	65	178	110
Benefit from income taxes	$61	$186	$145
(1)	Includes deferred tax benefit of $69 million related to GBT JerseyCo and its subsidiaries and a deferred tax charge of $4 million related to GBTG.

The table below sets forth a reconciliation of the U.S. statutory tax rate of 21% for the year ended December 31, 2022 and the U.K. statutory tax rate of 19% for the years ended December 31, 2021 and 2020 to the Company’s effective income tax rate for the respective years.

	Year ended December 31,
(in $ millions, except percentages)	2022	2021	2020
Statutory tax rate	21.00%	19.00%	19.00%
Tax benefit at statutory tax rate	$60	$124	$144
Changes in taxes resulting from:
Impact of Up-C structure	(4)	—	—
Permanent differences	(12)	(14)	(1)
Local and state taxes	7	2	2
Change in valuation allowance	(11)	(17)	(17)
Change in enacted tax rates	—	35	—
Rate differential in the United Kingdom	6	24	—
Foreign tax rate differential	1	14	13
Return to provision adjustment	13	11	(5)
Tax settlement and uncertain tax positions	3	6	(5)
Other	(2)	1	14
Benefit from income taxes	$61	$186	$145
Effective tax rate	21.26%	28.39%	19.13%

The Company’s effective tax rate for the years ended December 31, 2022 and 2020 were broadly inline with respective statutory tax rates.

The effective tax rate during the year ended December 31, 2021 increased 9% primarily due to the change in U.K.’s enacted tax rates from 19% to 25%, in the second quarter of 2021, and which becomes effective from April 2023. This change in enacted tax rates resulted in $59 million of deferred tax benefit during the year ended December 31, 2021, including $35 million due to remeasurement of the Company’s opening deferred tax assets and liabilities.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
(in $ millions)	2022	2021
Deferred tax assets:
Outside basis investment in partnership	$25	$—
Net operating loss carryforwards	392	391
Pension liability	38	74
Interest expense deduction restriction	45	23
Operating lease liabilities	20	20
Stock compensation	15	—
Property and equipment	12	—
Accrued liabilities	12	7
Goodwill	117	1
Other	8	2
Valuation allowance	(124)	(116)
Deferred tax assets	560	402
Netted against deferred tax liabilities	(227)	(120)
Deferred tax assets as presented in the consolidated balance sheets	$333	$282
Deferred tax liabilities:
Foregone partnership deferred tax credits	$(43)	$—
Other intangible assets	(175)	(214)
Operating lease ROU assets	(15)	(14)
Property and equipment	(10)	(4)
Goodwill	(4)	(2)
Other	(4)	(5)
Deferred tax liabilities	(251)	(239)
Netted against deferred tax assets	227	120
Deferred tax liabilities as presented in the consolidated balance sheets	$(24)	$(119)

As a result of the Business Combination in May 2022, GBTG as a new shareholder in GBT JerseyCo and standalone U.S. tax payer is required to calculate its U.S. tax position on its share of the GBT JerseyCo’s consolidated results. It has recorded a deferred tax asset of $25 million in respect the cost of its acquisition of its equity interest in GBT JerseyCo i.e. “outside basis investment in partnership”, and a deferred tax liability of $43 million on its share of the profits of GBT JerseyCo consolidated results but without the tax shield arising from GBT JerseyCo’s Net Operating Losses (NOLs) i.e. “Foregone partnership deferred tax credits”.

During the year, the Company completed its assessment of deferred taxes in relation to the Egencia acquisition and recognized a deferred tax assets of $124 million, primarily related to Egencia goodwill (see note 10 – Business Acquisitions – Acquisition of Egencia).

The Company recognizes deferred taxes on the undistributed earnings of foreign subsidiaries, as these earnings are not deemed to be indefinitely reinvested. Foreign deferred taxes liabilities of approximately $3 million and $3 million as of December 31, 2022 and 2021, respectively, have been provided on these earnings.

The Company has gross net operating loss (“NOL”) carryforwards related to global operations of approximately $1,762 million, of which $1,690 million have an indefinite life. The remaining NOL carryforwards will begin to expire as follows:

(in $millions)	Amount
2023-2027	$31
2028-2032	28
2033-2042	13

The Company regularly assesses the realizability of all its deferred tax assets. An adjustment to the conclusion as to whether it is more likely than not that the Company will realize the benefit of the deferred tax assets would impact the income tax expense in

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the period for which it is determined this analysis has changed. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including the Company’s ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income.

As of December 31, 2022 and 2021, the Company had valuation allowance on its deferred tax assets of $124 million and $116 million, respectively, that is related primarily to unrealized NOLs. As of December 31, 2022, a valuation allowance has been created against deferred tax assets relating to approximately $480 million of the total gross losses, where the Company believes it is less likely that it will be able to utilize these assets in the future. For the deferred tax assets related to remaining NOLs against which there is no valuation allowance, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

Current developments of tax legislation globally potentially indicates that while the Company has significant NOLs, its ability to monetize these NOLs is likely to be restricted. Many tax authorities now restrict the rate of utilization to a percentage of current year taxable income (typically in the range of 50%-80%), which means that NOLs take longer to monetize and can result in cash tax outflows in years of profit even where significant NOLs exist. In addition, many jurisdictions are introducing or have recently introduced tax legislation that aims to restrict the tax deduction of expenditure in certain circumstances and to impose minimum taxation in an attempt to raise taxes (e.g. OECD’s Base Erosion and Profit Shifting (BEPS) measures and the recently enacted U.S. Inflation Reduction Act (IRA)). The Company believes the impact of IRA is likely to be minimal for the foreseeable future, however, as being an international company with significant NOLs, the Company is affected by the BEPS measures and is currently assessing their impact on its future tax profile.

The Company previously agreed to pay affiliates of Amex Coop for the value of any NOL carryforward benefits realized that relate to the period prior to the joint venture formation in 2014. The amount of this liability to affiliates of Amex Coop is $2 million as of both December 31, 2022 and 2021 and is recorded within due to affiliates.

Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and tax positions where the ultimate tax determination is uncertain. Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities (or reduction of tax assets) representing the estimated economic loss upon ultimate settlement for certain positions. The Company believes its tax provisions are adequate for all open years, based on the assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and reliance on significant estimates and assumptions. While the Company believes the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities.

As of December 31, 2022 and 2021, the Company has accrued for a tax liability of $4 million and $7 million, respectively, associated with uncertain tax positions, including interest and penalties thereon, arising from differences between amounts recorded in the consolidated financial statements and amounts expected to be included in tax returns. The majority of uncertain tax positions are under discussions with tax authorities and the Company does not believe that the outcome of current and future examinations will have a material impact on its consolidated financial statements. The movement of uncertain tax position liability is as follows:

	As of December 31,
(in $millions)	2022	2021	2020
Balance, beginning of the year	$7	$9	$11
Increases to tax positions related to acquisitions	—	4	—
Increases to tax positions related to the current year	1	—	—
Decrease in tax positions related to prior years	—	(6)	(2)
Release due to expiry of statute of limitations	(4)	—	—
Balance, end of the year	$4	$7	$9

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no settlements of uncertain tax position liability during any of the years presented. As of December 31, 2022, the Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. There were no material amounts of interest or penalty charged (credited) to the Company’s consolidated statements of operations for any of the years ended December 31, 2022, 2021 and 2020. and. there was no material interest and/or penalties accrued as of December 31, 2022 and 2021. The Company does not currently expect the unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company is subject to taxation in various countries in which the Company operates. As of December 31, 2022, tax years for 2015 through 2022 are open to examination by the tax authorities in the major tax jurisdictions, mainly in the U.S. and U.K. primarily due to loss carryback claims.

(5)	Other Income, Net

Other income, net, in consolidated statements of operations consist of:

	Year ended December 31,
(in $millions)	2022	2021	2020
Foreign exchange (loss) gains, net	$(7)	$—	$12
Loss on disposal of businesses	—	(1)	—
Non-service components of net periodic pension benefit	8	9	2
Other income, net	$1	$8	$14

(6)	Allowances for Expected Credit Losses

The Company adopted the guidance on allowance for credit losses in ASC 326 – Financial Instruments - Credit Losses, (“ASC 326”) for the measurement of credit losses for its financial assets, mainly the accounts receivable, on January 1, 2022. Under this standard, the previous “incurred loss” approach is replaced with an “expected loss” model for financial instruments measured at amortized cost. The adoption of this standard resulted in a $4 million increase in the allowance for credit losses, partially offset by a $1 million decrease in deferred tax liabilities with a corresponding increase of $3 million in the Company’s opening accumulated deficit as of January 1, 2022. The movement in Company’s allowance for credit losses applying ASC 326 for the year ended December 31, 2022, is set out below:

(in $millions)	Amount
Balance as of December 31, 2021	$4
Cumulative effect of adjustment upon adoption of ASC 326	4
Current year provision for expected credit losses	19
Write-offs	(4)
Balance as of December 31, 2022	23

The impact of the COVID-19 pandemic on the global economy and other general increases in aging balances has impacted the Company’s estimate of expected credit losses. Uncertain macroeconomic factors, including the potential recession or economic downtown, and reducing government funding following the peak of Covid-19 in 2020, can have a significant effect on additions to the allowance as the continuing impact of pandemic could potentially result in the restructuring or bankruptcy of customers. Given the uncertainties surrounding the duration and effects of COVID-19, the Company cannot provide assurance that the assumptions used in its estimates will be accurate and actual write-offs may vary from such estimates of credit losses.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

	As of December 31,
(in $ millions)	2022	2021
Prepaid travel expenses	$52	$42
Income tax receivable	26	32
Value added and similar taxes receivables	11	11
Deferred offering costs	—	21
Other prepayments and receivables	41	31
Prepaid expenses and other current assets	$130	$137

(8)	Property and Equipment, Other

Property and equipment, net consist of:

	As of December 31,
(in $ millions)	2022	2021
Capitalized software for internal use	$365	$304
Computer equipment	71	65
Leasehold improvements	49	52
Furniture, fixtures and other equipment	5	6
Capital projects in progress	5	9
	495	436
Less: accumulated depreciation and amortization	(277)	(220)
Property and equipment, net	$218	$216

As of December 31, 2022 and 2021, the Company had capital lease assets of $6 million and $5 million, respectively, with accumulated depreciation of $3 million and $2 million, respectively, included within computer equipment.

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $89 million, $86 million and $86 million, respectively. Depreciation and amortization include $62 million, $52 million and $52 million of amortization related to capitalized software for internal use for the years ended December 31, 2022, 2021 and 2020, respectively.

Upon retirement or other disposal of property and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds received, if any, is recorded in consolidated statements of operations as gain (loss) on disposal of asset within general and administrative expense.

(9)	Reverse Recapitalization

Pursuant to the Business Combination Agreement, among other things, (i) GBTG acquired 100% voting interest and an approximately 13% equity interest in GBT JerseyCo, (ii) GBT JerseyCo became jointly-owned by GBTG and Continuing JerseyCo Owners and (iii) GBT JerseyCo serves as the operating partnership as part of an Up-C structure.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Business Combination was treated as a reverse recapitalization transaction, whereby GBT JerseyCo was considered the accounting acquirer in the transaction and the predecessor entity of GBTG and recognized the carrying value of the net assets of GBTG as an equity contribution with no incremental goodwill or intangible assets recognized.

In connection with the consummation of the Business Combination/immediately upon the Business Combination, the following occurred:

●	GBTG holds all of the A ordinary shares of GBT JerseyCo – which carry both voting and economic interest rights. The Continuing JerseyCo Owners hold all of the B ordinary shares of GBT JerseyCo – which carry no voting rights, but only economic rights.
●	The Continuing JerseyCo Owners hold Class B common stock in GBTG, in equal number as their shares in GBT JerseyCo, which carry nominal economic rights (limited to the right to receive up to the par value in the event of a liquidation, dissolution or winding up of GBTG) and full voting rights.
●	GBTG’s issued and outstanding Class A common stock, which is equal in number to the number of GBT JerseyCo’s A ordinary shares, is held by public and the PIPE Investors.
●	GBT JerseyCo MIP Options were converted into GBTG MIP Options and equity compensation plans, generally with no change in any terms and conditions of grant/vesting/exercise. In a separate transaction in January 2023, certain GBTG MIP Options were cancelled and/or exercised and new RSUs granted to the participants under an exchange offer (see note 29 – Subsequent Events).
●	The Continuing JerseyCo Owners and holders of GBT JerseyCo’s MIP Options were granted C ordinary shares of GBT JerseyCo that have no voting or economic interest and will be converted either to (i) GBTG’s Class B common stock and GBT JerseyCo’s B ordinary shares (for Continuing JerseyCo Owners) or (ii) GBTG’s Class A common stock (for GBT JerseyCo’s MIP Option holders) upon GBTG’s Class A common stock meeting certain price thresholds over a certain period of time. Further, certain of GBTG’s Class A common stock are subject to forfeitures and surrender/cancellations for no consideration if GBTG’s Class A common stock does not meet certain price thresholds over a certain period of time. All such shares are referred to as (“Earnout Shares”).
●	The outstanding warrants of APSG converted to those of GBTG on the same terms and conditions as existed prior to the closing of the Business Combination Agreement. In a separate transaction in October 2022, these warrants were exchanged for GBTG’s Class A common stock (see note 20 – Warrants).
●	All of the Business Combination transaction costs were paid out from the proceeds of the PIPE Investments or cash invested by GBTG in GBT JerseyCo or by GBT JerseyCo.
●	GBT JerseyCo repaid all of its outstanding amounts of preferred shares including dividends accrued thereon from the proceeds of the Business Combination.
●	GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into an Exchange Agreement (the “Exchange Agreement”) which provides a right to the Continuing JerseyCo Owners to exchange their B ordinary shares in GBT JerseyCo for Class A common stock of GBTG on a one-for-one basis, with surrender and cancellation of Class B common stock held by them in GBTG. Alternatively, if approved by the “Exchange Committee” (comprising of disinterested and independent board of directors of GBTG), such B ordinary shares can be settled in cash. If the Exchange Committee elects to settle B ordinary shares in cash, the cash must be funded only through issuance of GBTG’s Class A common stock.

At the time of the closing of the Business Combination Agreement, there were 56,945,033 shares of Class A common stock and 394,448,481 shares of Class B common stock of GBTG that were outstanding. The number of shares of Class B common stock outstanding corresponded to the number of B ordinary shares held by Continuing JerseyCo Owners in GBT JerseyCo which represented the non-controlling ownership interests in the Company.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the Closing, the Company entered into certain other related agreements which are discussed further in note 23 – Stockholders’ Equity and note 27 – Related Party Transactions.

(10)	Business Acquisitions

There was no material business acquisition during the year ended December 31, 2022.

Acquisition of Ovation

On January 21, 2021, the Company, through its wholly-owned subsidiary, GBT US LLC, acquired all of the outstanding shares of Ovation Travel, LLC, (along with its subsidiaries, “Ovation”) for a total cash purchase consideration of $57 million (including approximately $4 million of deferred consideration), net of cash acquired. Ovation Group is a U.S.-based travel management company providing business travel services and meeting and special events planning across several sectors, particularly legal, financial, professional services, entertainment and media. The acquisition enhances the Company’s business client base, further improving the global scale and reach of its corporate travel business. The results of Ovation’s operations have been included in the consolidated financial statements of the Company since the date of its acquisition. During the year ended December 31, 2022, the Company paid the deferred consideration of $4 million as the conditions for deferred consideration were satisfied during the period.

The terms of the acquisition further included contingent consideration of approximately $4 million that was subject to the continued employment of certain Ovation employees for a specified duration of employment as set out under the business purchase agreement. The Company accrued for this expense as compensation expense, which was paid during the year ended December 31, 2022.

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

The amount of revenue and net loss of Ovation since the acquisition date included in the consolidated statements of operations for the year ended December 31 2021 was $23 million and $16 million, respectively,. Assuming an acquisition date of January 1, 2020 (i) the unaudited consolidated pro forma revenue and net loss of the Company for the year ended December 31, 2020 would have been $829 million and $637 million, respectively, and (ii) the unaudited pro forma revenue and net loss of the Company for the year ended December 31, 2021 would not have been materially different to the amount of revenue and net loss presented in the consolidated statements of operations. The pro forma financial information adjusts for the effects of material business combination items primarily related to amortization of acquired intangible assets and the corresponding income tax effects.

Acquisition of Egencia

On November 1, 2021, the Company completed its acquisition of Egencia, a business-to-business digital travel management company serving business clients, from an affiliate of Expedia, Inc., EG Corporate Travel Holdings LLC (“Expedia”). As purchase consideration for this acquisition, the Company initially issued 8,413,972 non-voting ordinary shares, fair value of which was determined to be $816 million. As a result, Expedia became an indirect holder of non-voting ordinary shares of GBT JerseyCo, which then represented approximately 19% of GBT JerseyCo’s equity interests, excluding GBT JerseyCo’s preferred shares, Profit Shares, MIP Options and MIP Shares (as defined in GBT JerseyCo’s organizational documents). This value was determined on the basis of the estimated total enterprise value of GBT JerseyCo (post acquisition of Egencia) and calculated based on a multiple of Adjusted EBITDA. The acquisition of Egencia will complement the Company’s existing business and is expected to further accelerate its growth strategy in the small-to-medium-sized enterprise sector.

During the second quarter of 2022, the Company finalized the net debt and working capital adjustments related to the Egencia acquisition, which resulted in an adjustment of $6 million payable by GBT JerseyCo and in relation to which it issued additional 59,111 non-voting ordinary shares to Expedia. Further, the Company obtained additional information and completed its purchase price allocation during the third quarter of 2022. As a result, the Company recognized an additional $124 million of deferred tax assets (primarily related to goodwill that was determined to be tax deductible) and adjusted its preliminary goodwill balance.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, during 2022, the Company recognized a $19 million charge in its statement of operations associated with a loss contingency as it became probable that the Company will pay the amount for a contingent event that existed as of the Egencia acquisition date. The following table reflects the Company’s fair values of the assets acquired and liabilities assumed of Egencia as of the date of the acquisition after considering all measurement period adjustments.:

(in $millions)	Amount
Cash and cash equivalents	$73
Accounts receivable	154
Prepaid expenses and other current assets	32
Property and equipment	58
Goodwill	189
Other intangible assets	440
Operating lease right-of-use assets	9
Deferred tax assets	11
Other non-current assets	30
Total assets	996
Accounts payable	56
Due to affiliates	26
Accrued expenses and other current liabilities	80
Operating lease liabilities	10
Deferred tax liabilities	—
Other non-current liabilities	2
Total liabilities	174

Purchase consideration / Net assets acquired	$822

Goodwill generated from the acquisition is attributable to acquired workforce and expected synergies from combining operations, centralized management and future growth. A substantial portion of goodwill is expected to be deductible for income tax purposes. The fair value and amortization periods of identifiable intangible assets acquired is as follows:

	Fair value of acquired	Amortization
	intangibles	period
	(in $millions)	(in years)
Business client relationships	$390	$15
Tradenames	50	10
Acquired technology	50	5

The fair value of business client relationships was determined utilizing the excess earnings method of valuation, and the fair values of tradenames and acquired technology was determined utilizing the relief from royalty method. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, operating margin, income tax rates, obsolescence curves, royalty rates and discount rates. Intangible assets are being amortized over their average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized.

Pursuant to the reverse recapitalization discussed in note 9 above, all non-voting ordinary shares issued to Expedia, were redeemed and cancelled by GBT JerseyCo and Expedia received B ordinary shares from GBT JerseyCo, and an equal number of Class B common stock from GBTG as calculated using the exchange ratio as was used to convert the then existing GBT JerseyCo shares to new class of shares under the Business Combination.

The Company incurred $15 million in acquisition related costs which were expensed in the period as incurred and included in general and administrative expenses in the Company’s consolidated statements of operations, with $13 million and $2 million recognized during the years ended December 31, 2021, and 2020, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial results of Egencia have been included in the Company’s consolidated financial statements since the date of its acquisition. The amount of revenue and net loss of the Egencia business since the acquisition date included in the consolidated statements of operations for the period ended December 31, 2021 was $33 million and $26 million, respectively. Assuming an acquisition date of January 1, 2020 (i) the unaudited pro forma revenue and net loss of the Company for the year ended December 31, 2021 would have been $889 million and $701 million, respectively, and (ii) the unaudited consolidated pro forma revenue and net loss of the Company for the year ended December 31, 2020 would have been $960 million and $1,032 million, respectively. The pro forma financial information adjusts for the effects of material business combination items, including amortization of acquired intangible assets and the reversal of Expedia’s share of hotel commission revenue recorded by Egencia in connection with a long-term hotel supply contract between the Company and Expedia, and the corresponding income tax effects.

(11)	Goodwill and Other Intangible Assets, Net

The following table sets forth changes in goodwill during the years ended December 31, 2022 and 2021:

(in $ millions)	Amount
Balance as of December 31, 2020	$1,028
Additions(1)	343
Currency translation adjustments	(13)
Balance as of December 31, 2021	1,358
Egencia acquisition adjustments(2)	(118)
Currency translation adjustments	(52)
Balance as of December 31, 2022	1,188
(1)	Relates to acquisition of Ovation ($36 million) and Egencia ($307 million) which was based on preliminary purchase price allocation (see note 10 – Business Acquisitions).
(2)	Relates to measurement period adjustments for Egencia acquisition (see note 10 – Business Acquisitions – Acquisition of Egencia).

There were no goodwill impairment losses recorded for the years ended December 31, 2022, 2021 and 2020 and there are no accumulated goodwill impairment losses as of December 31, 2022.

The following table sets forth the Company’s other intangible assets with definite lives as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net
Trademarks/tradenames	$116	$(69)	$47	$115	$(62)	$53
Business client relationships	788	(240)	548	815	(189)	626
Supplier relationship	253	(213)	40	254	(188)	66
Travel partner network	4	(3)	1	4	(3)	1
Other intangible assets, net	$1,161	$(525)	$636	$1,188	$(442)	$746

Amortization expense relating to definite-lived intangible assets was $93 million, $67 million and $62 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the estimated amortization expense relating to definite-live intangible assets, assuming no subsequent impairment of the underlying assets, for each of the five succeeding years and periods thereafter is as follows:

(in $ millions)	Amount
2023	$91
2024	70
2025	49
2026	48
2027	48
Thereafter	330
Total	$636

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Leases

The Company has operating leases in various countries primarily for office facilities and finance leases in the United States primarily for information technology equipment.

As of December 31, 2022, the Company’s leases generally do not contain any material residual value guarantees or material restrictive covenants. The depreciable life of lease ROU assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The operating lease cost, including short term leases, recognized in the consolidated statement of operations for the years ended December 31, 2022, 2021 and 2020 was $26 million, $28 million and $32 million, respectively. Short term lease cost is immaterial to the Company’s consolidated statements of operations. The operating lease costs relate primarily to leases of office facilities.

The finance lease amounts recognized in the consolidated statements of operations relating to amortization of ROU assets and interest on finance lease obligations was $1 million, $2 million and less than $1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table sets out supplemental cash flow information related to leases for the year ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(in $ millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities related to operating leases	$30	$30	$31
Cash used in financing activities related to finance leases	$2	$2	$—

ROU assets obtained in exchange for lease obligations:
Operating lease	$21	$9	$21
Finance lease	$1	$—	$5

Additions to ROU assets on account of business acquisitions
Operating lease	$—	$20	$—

The following table sets out supplemental other information related to leases:

	2022	2021	2020
Weighted average remaining lease term:
Operating leases	6.19 years	5.36 years	4.3 years
Finance leases	1.2 years	1.7 years	2.7 years

Weighted average discount rate:
Operating lease	8.42%	7.15%	5.02%
Finance lease	5.08%	3.56%	3.56%

Further, in order to reduce its operating costs to mitigate the negative impact resulting from the COVID-19 pandemic (see note 1 – Business Description and Basis of Presentation), the Company terminated and/or abandoned a number of office facilities in various locations worldwide. As a result, the Company recognized an impairment of $1 million and $20 million of operating lease ROU assets in its consolidated statements of operations for the year ended December 31, 2021 and 2020, respectively. There was no impairment of operating lease ROU asset recognized for the year ended December 31, 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets out the undiscounted future payments for operating and finance lease liabilities as of December 31, 2022:

(in $ millions)	Finance lease liabilities	Operating lease liabilities
2023	$2	$22
2024	—	20
2025	—	16
2026	—	11
2027	—	7
Thereafter	—	27
Total undiscounted future payments	2	103
Less: Interest cost included	—	(25)
Total lease liabilities	2	78
Less: Current portion of lease liabilities	2	(17)
Long-term portion of lease liabilities	$—	$61

(13)Other Non-Current Assets

Other non-current assets consist of:

	As of December 31,
(in $ millions)	2022	2021
Restricted cash	$13	$9
Derivative asset	10	—
Other assets	24	32
Other non-current assets	$47	$41

(14)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	As of December 31,
(in $ millions)	2022	2021
Accrued payroll and related costs	$196	$198
Accrued operating expenses	147	147
Client deposits	56	59
Deferred revenue	19	18
Accrued restructuring costs (see note 15)	11	69
Income tax payable	4	7
Value added and similar taxes payable	9	6
Other payables	10	15
Accrued expenses and other current liabilities	$452	$519

(15)	Restructuring Charges

In order to mitigate the adverse impact on the Company’s business resulting from the COVID-19 pandemic and in order to simplify the Company’s business process and improve its operational efficiencies, in 2020, the Company initiated cost savings measures which included voluntary and involuntary terminations of employee services and facility closures. Such measures are expected to provide efficiencies and realign resources within the Company. Except for in certain jurisdictions, these restructuring activities are substantially complete and the Company does not expect additional restructuring charges associated with these activities to be significant. However, the Company continues to actively evaluate additional cost reduction efforts and should the Company make decisions in future periods to take further actions, it may incur additional restructuring charges. In this respect, in January 2023, the Company announced changes to its internal operating model which would result in future cash expenditures for the payment of

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

severance and related benefits costs resulting from reduction in workforce (see note 29 - Subsequent Events).

The Company incurred $(3) million, $14 million and $206 million in restructuring charges, which included restructuring costs related to voluntary and involuntary employee terminations, facility closures, and other exit activities during the years ended December 31, 2022, 2021 and 2020, respectively.

The table below sets forth accrued restructuring cost, included in accrued expenses and other current liabilities, for the years ended December 31, 2022, 2021 and 2020:

(in $ millions)	Employee related	Facility	Total
Balance as of December 31, 2019	10	—	10
Charges	178	28	206
Cash settled	(94)	(5)	(99)
Other non-cash(1)	—	(20)	(20)
Balance as of December 31, 2020	94	3	97
Charges, net	13	1	14
Acquired on acquisition	30	—	30
Reclassification	(4)	4	—
Other non-cash(1)	—	(1)	(1)
Cash settled	(69)	(2)	(71)
Balance as of December 31, 2021	64	5	69
Reversal of accruals	(1)	(2)	(3)
Cash settled	(55)	—	(55)
Balance as of December 31, 2022	$8	$3	$11

(1)

Includes impairment of operating lease ROU assets of $1 million and $20 million for the years ended December 31, 2021 and 2020, respectively. There was no impairment of operating lease ROU asset for the year ended December 31, 2022.

(16)	Long-term Debt

The outstanding amount of the Company’s long-term debt consists of:

	As of December 31,
(in $ millions)	2022	2021
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025)(1)	$239	$242
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026)(2)	1,000	800
Principal amount of senior secured revolving credit facility (Maturity – August 2023)(3)	—	—
	1,239	1,042
Less: Unamortized debt discount and debt issuance costs	(17)	(19)
Total debt, net of unamortized debt discount and debt issuance costs	1,222	1,023
Less: Current portion of long-term debt	3	3
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,219	$1,020
(1)	Stated interest rate of LIBOR + 2.50% as of December 31, 2022 and 2021.
(2)	Stated interest rate of LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of December 31, 2022 and 2021. See below for amendment to the senior secured credit agreement subsequent to December 31, 2022.
(3)	Stated interest rate of LIBOR + 2.25% as of December 31, 2022 and 2021. See below for amendment to the senior secured credit agreement subsequent to December 31, 2022.

On August 13, 2018, certain of the Company’s subsidiaries entered into a senior secured credit agreement, dated as of August 13, 2018 (as amended from time to time, the “senior secured credit agreement”), by and among GBT Group Services B.V., a wholly owned subsidiary of GBTG (the “Borrower”), GBT III B.V., as the original parent guarantor, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders and letter of credit issuers from time to time party thereto, which initially

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provided for: (i) a principal amount of $250 million senior secured initial term loan facility for general corporate purposes, fully drawn on the closing date, maturing on August 13, 2025, issued at a discount of 0.25% and which requires quarterly installments payable of 0.25% of the principal amount and (ii) a $50 million senior secured revolving credit facility for general corporate purposes maturing on August 13, 2023. The interest rate per annum applicable to (a) the senior secured initial term loans is based on, at the election of the Borrower, LIBOR (as selected by the Borrower for designated interest periods) plus 2.50% or the base rate (as defined in the senior secured credit agreement) plus 1.50% and (b) the borrowings under the senior secured revolving credit facility was based on, at the election of the Borrower, LIBOR (as selected by the Borrower for designated interest periods) plus 2.25% or the base rate plus 1.25%. The Company elected to pay interest on outstanding loans under such facilities based on LIBOR. In December 2019, the senior secured credit agreement was modified to, among other things, permit certain internal reorganization transactions and add GBT UK TopCo Limited, a wholly-owned direct subsidiary of GBTG, as the parent guarantor.

On September 4, 2020, a new $400 million principal amount of senior secured tranche B-1 incremental term loan facility was obtained for general corporate purposes under the senior secured credit agreement, which was drawn in full on that date The senior secured tranche B-1 term loans (i) were to mature on August 13, 2025, (ii) were issued at a discount of 3.00% and (iii) required quarterly installments payable of 0.25% of the principal amount. The senior secured tranche B-1 term loans carried interest at a per annum rate equal to the applicable margin, plus, at the election of the Borrower, either (1) adjusted LIBOR (as selected by the Borrower for designated interest periods, subject to a 1.00% LIBOR “floor”) or (2) the base rate (as defined in the credit agreement). The interest rate margin was modified in January 2021 to be based on a pricing grid that varied with the total net leverage ratio (calculated in a manner set forth in the senior secured credit agreement), ranging from 6.25% to 7.00% per annum for LIBOR loans and 5.25% to 6.00% per annum for base rate loans. The Company paid interest on such loans based on LIBOR. On January 20, 2021, the senior secured credit agreement was further amended to, among other things, establish a new $200 million principal amount of senior secured tranche B-2 delayed-draw incremental term loan facility, with $50 million of loans thereunder permitted to be borrowed in each quarter in 2021, subject to certain conditions, including a requirement that, with each such borrowing, equity investments in an amount equal to the amount of such borrowing shall have been funded in the Company under the Shareholders Equity Commitments (see note 23 – Shareholders’ Equity). During the year ended December 31, 2021, $50 million of principal amount of loans were borrowed under the senior secured prior tranche B-2 term loan facility in each of the first three quarters of 2021 (aggregate of $150 million during such year), and, in connection therewith, a total of $50 million of equity commitments were funded under the Shareholders Equity Commitments in each of the first three quarters of 2021 (aggregate of $150 million during such year). Outstanding loans under the senior secured tranche B-2 term loan facility carried interest at a per annum rate equal to the applicable margin, plus, at the election of the Borrower, either (1) adjusted LIBOR (as selected by the Borrower for designated interest periods, subject to a 1.00% LIBOR “floor”) or (2) the base rate (as defined in the credit agreement). The applicable margin for such loans was based on the same pricing grid referred to above that applied to the senior secured tranche B-1 term loans. The Company paid interest on such loans based on LIBOR. The Company paid 3% of the senior secured tranche B-2 term loan facility, or $6 million, upfront as commitment fees to the lenders. The Borrower was also required to pay a fee of 0.75% per annum on the unused commitments under the senior secured tranche B-2 term loan facility, payable quarterly in arrears.

On December 2, 2021, the Borrower obtained commitments for $1,000 million principal amount of senior secured tranche B-3 term loan facilities. Effective as of December 16, 2021, the Company amended its senior secured credit agreement to, among other things, (i) establish the senior secured tranche B-3 term loan facilities under the senior secured credit agreement and (ii) amend certain covenants and certain other terms of the senior secured credit agreement. Initial borrowings in a principal amount of $800 million were funded on such date under the senior secured tranche B-3 term loan facilities. The Company borrowed the remaining $200 million of principal amount of senior secured tranche B-3 term loans in the second quarter of 2022. The senior secured tranche B-3 term loan facilities (i) mature on December 16, 2026 and (ii) do not have any scheduled amortization payments prior to maturity (however, certain mandatory prepayment provisions in the senior secured credit agreement apply to such facilities, as described below). Loans outstanding under the senior secured tranche B-3 term loan facilities accrued interest at a variable interest rate based on either LIBOR or the “base rate” (as defined in the senior secured credit agreement), plus an applicable margin (subject to a 1.00% LIBOR floor). For any period for which accrued interest is paid in cash, the applicable margin for loans under the senior secured tranche B-3 term loan facilities was initially 6.50% per annum for LIBOR loans and 5.50% per annum for base rate loans and, commencing with the test period ended December 31, 2022, varied with the total leverage ratio (calculated in a manner set forth in the senior secured credit agreement), ranging from 5.00% to 6.50% per annum for LIBOR loans and 4.00% to 5.50% per annum for base rate loans. Until December 16, 2023, after giving effect to the January 2023 amendment described below, the Borrower will have the option to pay accrued interest on loans under the senior secured tranche B-3 term loan facilities at a rate equal to (i) the adjusted Secured Overnight Financing Rate (“SOFR”) (with a 1.00% SOFR floor) plus 4.00% per annum with respect to the portion required to

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be paid in cash plus (ii) 4.00% per annum with respect to the portion paid in kind by adding such interest to the principal amount of the loans.

In 2021, the Borrower paid $15 million of upfront fees for the commitments of the lenders under the senior secured tranche B-3 term loan facilities. The Borrower also paid a fee of 3.00% per annum on the actual daily unused commitments until the date such commitments were not drawn down. Voluntary prepayments and debt incurrence-related mandatory prepayments of the senior secured tranche B-3 term loans are subject to the prepayment premiums as set forth in the senior secured credit agreement. On December 16, 2021, a portion of the proceeds from the initial borrowings under the senior secured tranche B-3 term loan facilities was applied to refinance and repay in full the outstanding principal amount of senior secured tranche B-1 and tranche B-2 term loans, together with applicable prepayment premiums and accrued and outstanding interest thereon as of the date of repayment, resulting in loss on early extinguishment of debt of $49 million. Following such repayments, the senior secured tranche B-1 and tranche B-2 facility were terminated. The balance of the proceeds from senior secured tranche B-3 term loan facility were used for transaction fees and costs and other general corporate purposes.

At the option of Group Services B.V., a wholly owned subsidiary of GBTG (the “Borrower”), upon prior written notice, amounts borrowed under one or more of the senior secured credit facilities (as selected by the Borrower) may be voluntarily prepaid, and/or unused commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than (i) any applicable prepayment premium required to be paid pursuant to the senior secured credit agreement, and (ii) customary breakage costs in connection with certain prepayments of loans bearing interest at a rate based on LIBOR). Subject to certain exceptions set forth in the senior secured credit agreement, the Borrower is required to prepay the senior secured term loans with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (as defined in the senior secured credit agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness and (iv) other than in connection with the consummation of the business combination pursuant to the Business Combination Agreement, 50% of the net cash proceeds from the consummation of any initial public offering (or similar transaction) of the common stock of GBT UK TopCo Limited (or a parent entity thereof).

The senior secured revolving credit facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility are subject to customary borrowing conditions and to additional conditions during the covenant suspension period provided by the January 2023 amendment described below. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of both December 31, 2022 and 2021, no borrowings or letters of credit were outstanding under the senior secured revolving credit facility.

Interest on the senior secured credit facilities is payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans for the year ended December 31, 2022 was approximately 8.2%.

On January 25, 2023, the senior secured credit agreement was further amended to, among other things, (i) establish the $135 million senior secured tranche B-4 term loan facility and (ii) modify certain terms applicable to the senior secured tranche B-3 term loan facilities and the senior secured revolving credit facility (including the maturity date of such facility) under the senior secured credit agreement. The various amendments referred to above also modified certain covenants and certain other terms of the senior secured credit agreement. See note 29 – Subsequent Events for further information.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain restricted payments and debt incurrences that would otherwise be permitted under the senior secured credit agreement cannot be made during the suspension period implemented pursuant to the January 2023 amendment described above. Any such prohibited payment or incurrence would trigger an automatic reduction to zero of the commitments under the senior secured revolving credit facility for the duration of the suspension period, which would give rise to prepayment and/or cash collateral requirements in respect of then-current utilization of the senior secured revolving credit facility. Additionally, any such payment or incurrence would constitute a violation of the senior secured credit agreement if any revolving loans would be outstanding immediately thereafter.

The senior secured credit agreement also requires that an aggregate amount of Liquidity (as defined in the senior secured credit agreement) equal to at least $200 million be maintained as of the end of each calendar month. Liquidity is calculated as the aggregate amount of unrestricted cash and cash equivalents of the Loan Parties and their subsidiaries plus, under certain circumstances, the unused amount available to be drawn under the senior secured revolving credit facility.

The senior secured credit agreement also contains an additional financial covenant applicable solely to the senior secured revolving credit facility. After giving effect to the January 2023 amendment described above, such financial covenant requires the first lien net leverage ratio (calculated in a manner set forth under the senior secured credit agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which (a) the suspension period is not in effect and (b) the aggregate principal amount of outstanding loans and letters of credit under the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeds 35% of the aggregate principal amount of the senior secured revolving credit facility. The senior secured credit agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the senior secured credit agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the year ended December 31, 2022.

After giving effect to the Senior Secured Credit Agreement Amendment (see note 29 – Subsequent Events), as of December 31, 2022, the Company was in compliance with all applicable covenants under the senior secured credit agreement.

Events of Default

The senior secured credit agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the senior secured credit agreement or other enforcement actions customary for facilities of this type. After giving effect to the Senior Secured Credit Agreement Amendment (see note 29 – Subsequent Events, as of December 31, 2022, no event of default existed under the senior secured credit agreement.

Amortization of Debt Discount and Debt Issuance Costs

The Company had total unamortized debt discount and debt issuance costs of $17 million and $19 million as of December 31, 2022 and 2021, in relation to the senior secured term loans, which are presented as a deduction from the outstanding principal amount of senior secured term loans. The debt discount and debt issuance costs are amortized over the term of the related debt into

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings as part of the interest expense in the consolidated statements of operations. The changes in total unamortized debt discount and debt issuance costs are summarized below:

	As of December 31,
(in $ millions)	2022	2021	2020
Beginning balance	$19	$19	$10
Capitalized during the year	3	18	12
Amortized/written-off during the year	(5)	(18)	(3)
Closing balance	$17	$19	$19

During the years ended December 31, 2022, 2021 and 2020, the Company amortized $5 million, $5 million and $3 million, respectively, of debt discount and debt issuance costs. Further, during the year ended December 31, 2021, $13 million of unamortized debt discount and debt issuance costs were written off as loss on extinguishment of debt upon the early repayment of outstanding principal amounts of senior secured tranche B-1 and tranche B-2 term loans as discussed above.

Debt Maturities

Aggregate maturities of debt as of December 31, 2022 are as follows:

(in $ millions)	Amount
Year ending December 31,
2023	$3
2024	3
2025	233
2026	1,000
1,239
Less: Unamortized debt discount and debt issuance costs	(17)
Long-term debt, net of unamortized debt discount and debt issuance costs	$1,222

(17)Employee Benefit Plans

Defined Contribution Plan

The Company sponsors several country-specific defined contribution savings plans, which are tax qualified defined contribution plans that allow tax deferred savings by eligible employees to provide funds for their retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s contributions for these plans were $31 million for the year ended December 31, 2022 and $20 million for each of the years ended December 31, 2021 and 2020. The increase in defined contribution costs is primarily due to the increased number of employees due to the Egencia acquisition.

Defined Benefit Plans

The Company sponsors both contributory and non-contributory defined benefit pension plans in certain non-U.S. subsidiaries. Under the plans, benefits are based on employees’ years of credited service and a percentage of final average compensation, or as otherwise described by the plan. The Company’s most material defined benefit plan in the U.K. is frozen, meaning that no new employees can participate in the plan and the active/former employees do not accrue additional benefits. As of December 31, 2022 and 2021, the aggregate projected benefit obligations of these plans were $570 million and $1,001 million, respectively, and the aggregate accumulated benefit obligation of these plans were $556 million and $975 million, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a December 31 measurement date each year to determine its defined benefit pension obligations. For such plans, the following tables provide a statement of funded status as of December 31, 2022 and 2021 and summaries of the changes in the defined benefit obligation and fair value of plan assets for the years then ended:

	As of December 31,
(in $ millions)	2022	2021
Changes in benefit obligation:
Benefit obligation, beginning of year	$1,001	$1,046
Service cost	5	6
Interest cost	16	13
Plan participants’ contribution	1	1
Actuarial (gain) loss, net	(339)	(18)
Benefit paid	(18)	(22)
Plan amendments	—	(1)
Curtailments and settlements	(3)	(3)
Expenses paid from assets	(1)	(1)
Currency translation adjustment	(92)	(20)
Benefit obligation, end of year	570	1,001
Change in fair value of plan assets
Fair value of plan assets, beginning of year	670	634
Employer contributions	32	25
Plan participants’ contributions	1	1
Benefits paid	(18)	(22)
Actual return on plan assets	(194)	47
Expenses paid from assets	(1)	(1)
Plan settlements	(3)	(3)
Currency translation adjustments	(62)	(11)
Fair value of plan assets, end of year	$425	$670
Unfunded status	$145	$331

The actuarial gain, net, of $339 million and $18 million for the years ended December 31, 2022 and 2021, respectively, are primarily attributable to increases in the discount rate in the respective years.

The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic pension benefit (cost) is as follows:

	As of December 31,
(in $ millions)	2022	2021
Unrecognized net actuarial loss	$20	$150
Prior service cost	2	3
Total	22	153
Deferred taxes	5	(25)
Amounts recognized in accumulated other comprehensive loss	$27	$128

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension benefit (cost) for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(in $ millions)	2022	2021	2020
Service cost	$5	$6	$7
Interest cost	16	13	15
Expected return on plan assets	(26)	(25)	(24)
Amortization of actuarial loss	2	4	2
Curtailments and settlements	—	(1)	4
Net periodic pension (benefit) cost	$(3)	$(3)	$4

The weighted average assumptions used to determine the net periodic pension benefit (cost) and projected benefit obligation were as follows:

	Year ended December 31,
	2022	2021	2020
Net periodic pension (benefit) cost:
Interest cost discount rate	1.7%	1.2%	1.8%
Expected long-term return on plan assets	4.5%	4.4%	4.4%
Rate of compensation increase	3.1%	2.6%	2.6%

Projected benefit obligation:
Discount rate	4.5%	1.7%	1.2%

The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high quality (AA) bond yields of corresponding maturities as of the measurement date. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables.

Investment objectives, policies and strategies are generally set by the independent custodians of the pension plans. The overall investment strategy for plan assets is to provide and maintain sufficient assets to meet obligations both as an ongoing business, as well as in the event of termination, at the lowest cost consistent with prudent investment management, actuarial circumstances and economic risk, while minimizing the earnings impact. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. Investment objectives have been established based on a comprehensive review of the capital markets and each underlying plan’s current and projected financial requirements. The assets and their investments and allocation strategy, is determined by the independent custodians of the pension plan assets with the assistance of independent diversified professional investment management organization. Diversification is provided by using an asset allocation primarily between matching assets / liability-driven investments (combination of bonds and derivatives aimed at hedging against interest and inflation risks associated with pension liabilities) and return-seeking investments consisting of equity, debt, real estate and other funds in proportions expected to provide opportunities for reasonable long-term returns with acceptable levels of investment risk.

The Company's U.K. defined benefit pension plan has target allocations of 38% for matching assets / liability-driven investments and 62% for return-seeking investments and cash. Certain of the other defined pension plans in Europe invest fully in insurance contracts or collective pension foundation and do not have target assets allocation.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets out the fair value of pension plan assets as of December 31, 2022:

	As of December 31, 2022
(in $ millions)	Level 1	Level 2	Level 3	Total
Matching assets
Liability-driven investments	$—	$129	$—	$129
Return-seeking assets
Equity funds	—	18	54	72
Debt funds	—	27	8	35
Real estate funds	—	44	19	63
Other	—	8	40	48
Cash and cash equivalents	33	—	—	33
	$33	$226	$121	380
Other investments measured at NAV				45
Total fair value of plan assets				$425

The table below sets out the fair value of pension plan assets as of December 31, 2021:

	As of December 31, 2021
(in $ millions)	Level 1	Level 2	Level 3	Total
Matching assets
Liability-driven investments	$—	$209	$—	$209
Return-seeking assets
Equity funds	—	73	28	101
Debt funds	—	119	11	130
Real estate funds	—	72	19	91
Other	—	41	33	74
Cash and cash equivalents	7	—	—	7
	$7	$514	$91	612
Other investments measured at NAV				58
Total fair value of plan assets				$670

Equity and debt securities are primarily held in pooled investment funds that are valued based on the fair value provided by the fund administrator. Other investments primarily consist of investments in diversified funds. The Company has taken practical expedient for investments that are measured at fair value using the Net Asset Value (“NAV”) and has not classified them in the fair value hierarchy. The fair value amounts presented in the “Other investments measured at NAV” are intended to permit reconciliation of the pension plan assets presented within the fair value hierarchy to the closing balance of total fair value of plan assets.

The Company contributed $32 million, $25 million and $25 million to fund its defined benefit pension plans during the years ended December 31, 2022, 2021 and 2020, respectively. Annual contributions to the Company’s defined benefit pension plans are based on several factors that may vary from year to year. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit plan and tax laws, plus such additional amounts as the Company determines to be appropriate. Past contributions are not always indicative of future contributions. Based on current assumptions, the Company expects to make $27 million in contributions to its defined benefit pension plans in 2023.

The Company expects the defined benefit pension plans to make the following estimated future benefit payments:

(in $ millions)	Amount
2023	$20
2024	20
2025	21
2026	22
2027	24
2028-2032	135

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)Other non-current liabilities

Other non-current liabilities primarily include liabilities for client incentives payables and asset retirement obligations. Client incentive liabilities represent contractual upfront or commission payables to business clients and were $19 million and $3 million as of December 31, 2022 and 2021, respectively. Asset retirement obligations are mainly associated with closure, reclamation and removal costs for leasehold premises. The Company’s asset retirement obligations were approximately $18 million and $13 million as of December 31, 2022 and 2021, respectively. Estimated asset retirement obligation costs and settlement dates, which affect the carrying value of the liability and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligation.

(19)	Commitments and Contingencies

Purchase Commitment

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2022, the Company had approximately $224 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting and licensing contracts for information technology, of which $89 million relates to the year ending December 31, 2023. These purchase commitments extend through 2031.

Guarantees

The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $20 million as of December 31, 2022. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.

Legal Contingencies

The Company recognizes legal fees as expense when the legal services are provided.

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.

(20)	Warrants

The Company accounted for public and private warrants under ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

On October 12, 2022, GBTG completed its exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding public and private warrants. At the time of the Exchange Offer, there were 39,451,067 warrants outstanding (12,224,134 private warrants and 27,226,933 public warrants) each having an exercise price of $11.50 per warrant. Holders of the warrants that were tendered prior to the expiration of the Exchange Offer and Consent Solicitation received 0.275 shares of Class A common stock in exchange for each warrant tendered. GBTG issued 10,444,363 shares of Class A common stock in exchange for the warrants tendered in the Exchange Offer. The Company also entered into the related amendment to the warrant agreement governing the warrants (the “Warrant Amendment”) and exercised its right under the Warrant Amendment to acquire and retire all remaining untendered warrants in exchange for shares of its Class A common stock at an exchange ratio of 0.2475 shares of Class A common stock for each warrant (the “Mandatory Exchange”). The Mandatory Exchange was settled on October 31, 2022, and GBTG issued an additional 364,147 shares of Class A common stock.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the completion of the Mandatory Exchange, there are no warrants outstanding as of December 31, 2022. Upon exchange of warrants for Class A shares, the warrant liability of $59 million was extinguished and the amount credited to additional paid in capital.

(21)	Earnout Shares

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

The Earnout Shares to employees are linked to the conditions of the GBTG MIP Options. As a result, the Company has accounted for such Earnout Shares as stock-based compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”), and recognized an expense of $2 million during the year ended December 31, 2022 in its consolidated statement of operations.

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

As of December 31, 2022 the fair value of the Earnout Shares liability was estimated to be $90 million. The Company recognized a gain on the fair value change in Earnout Shares liability of $10 million in its consolidated statement of operations for the year ended December 31, 2022.

(22)	Equity-Based Compensation

Management Incentive Plan

In May 2022, GBTG adopted the Global Business Travel Group, Inc. Management Incentive Plan (the “GBTG MIP”) which superseded the GBT JerseyCo Management Incentive Plan, as amended and restated from time to time with the last amendment being on December 2, 2021 (the “Legacy GBT MIP”). Further, all options granted under the Legacy GBT MIP (“GBT JerseyCo MIP Options”) that were outstanding at the closing of the Business Combination, whether vested or unvested, were converted into options to purchase shares of GBTG’s Class A common stock (“GBTG MIP Options”) under the terms and conditions of the GBTG MIP. The outstanding GBT JerseyCo MIP Options were converted using the same exchange ratio as was used to convert the then-existing GBT

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JerseyCo shares to new classes of shares under the Business Combination. The exercise price of the GBT JerseyCo MIP Options was accordingly adjusted. Generally, the vesting and forfeiture terms of the GBTG MIP Options held by executive officers of GBT JerseyCo continue to be the same as provided under the Legacy GBT MIP under which they were granted. Under the GBTG MIP, all unexercised GBTG MIP Options, whether vested or unvested, expire on the tenth anniversary of their grant date, unless earlier cancelled, such as in connection with a termination of employment. GBTG MIP Options generally vest ratably in annual increments over a three or five year vesting period (i.e. one-third annually for a three year vesting period or 20% annually over a five year vesting period). There are no performance conditions associated with the vesting of the GBTG MIP Options. The exercise price of GBTG MIP Options granted under the GBTG MIP is 100% of the fair market value of the shares subject to the award, determined as of the date of grant.

The table below presents the activity of the GBTG MIP Options granted under the GBTG MIP for the year ended December 31, 2022:

		Weighted average	Weighted average
	Number of	exercise price	remaining	Aggregate intrinsic
	options	per option	contractual term	value (in $ millions)
Balance of GBT JerseyCo MIP Options as of December 31, 2021	4,173,448	$67.22
Exchange ratio conversion	8.7659
Recalculated GBTG MIP Options beginning balance	36,584,013	7.67
Forfeited	(138,124)	$10.03
Exercised	(48,212)	$6.55
Balance as of December 31, 2022 (1)	36,397,677	$7.66
Exercisable as of December 31, 2022	27,766,065	$7.10	4.1	13
Expected to vest as of December 31, 2022	8,631,632	$10.31	8.5	—
(1)	In January 2023, a portion of GBTG MIP Options was cancelled/exercised and exchanged for new RSUs. (See note 29 – Subsequent Events)

The fair value of GBTG MIP Options is determined utilizing Black Scholes model. There were no options granted in 2022 or 2020. The weighted average grant-date fair value of the GBTG MIP Options granted in 2021 was $3.02 per option. The key assumptions used in the valuation of these options are presented in the table below.

Assumption	2021
Annual risk-free interest rate	1.15%
Equity volatility	29%
Expected average life of options	6 years
Dividend yield	0%

The annual risk-free interest rate is determined by considering the U.S. treasury yield risk-free interest rate that corresponds with the expected term of the award. The expected volatility was determined by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the awards. The expected term was based on the average period the stock-based awards are expected to remain outstanding. Dividend yield of zero was determined as the Company currently does not pay any dividend.

In January 2023, pursuant to the closing of an exchange offer, the Company cancelled and/or mandatorily exercised certain of the GBTG MIP Options and issued new RSUs to certain participants (see note 29 – Subsequent Events).

2022 Equity Incentive Plan

In May 2022, GBTG stockholders approved the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) under which, a maximum of 47,870,291 shares of Class A common stock are available for issuance which is also the maximum number of shares that may be issued in respect of incentive stock options (“Share Reserve”). Under the 2022 Plan, GBTG may issue options, stock appreciation rights, restricted and performance stock, restricted stock units or performance stock units, or other awards that are payable in, or valued in, in whole or part by reference to GBTG shares. The 2022 Share Reserve will also be increased by the number of shares underlying the portion of an award granted under the GBTG MIP that is cancelled, terminated or forfeited or lapses

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after the effective date of the 2022 Plan. Shares issued by GBTG in connection with the assumption or substitution of outstanding grants or under certain stockholder approved plans from an acquired company will not reduce the number of shares available for awards under the 2022 Plan. Shares underlying the portion of an award that is forfeited or otherwise terminated for any reason whatsoever, in any case, without the issuance of shares, will be added back to the number of shares available for grant under the 2022 Plan. Shares issued under the 2022 Plan may, at the election of the board of directors of GBTG (the “GBTG Board”), be (i) authorized but previously unissued or (ii) previously issued and outstanding and reacquired by GBTG.

During the year ended December 31, 2022, the Company granted restricted share units (“RSUs”) under the 2022 Plan to certain of its key employees. The RSUs generally vest one-third annually or on such dates as determined under the award agreement and have a vesting period of 12 months to 36 months from the grant date, The vesting is conditional upon continued employment of the grantee through the applicable vesting period. RSUs included RSUs granted to the Company’s non-employee directors who are deemed as employees solely for purposes of stock compensation accounting. The RSUs do not accrue dividends or dividend equivalent right associated with the underlying stock. The fair value of RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.

The table below presents the activity of the Company’s RSUs granted under the 2022 Plan for the year ended December 31, 2022:

		Weighted
	Number of	average grant
(in $ millions)	RSUs	date fair value
Granted during the year	11,430,966	$7.56
Forfeited / cancelled during the year	(142,221)	$6.19
Balance as of December 31, 2022	11,288,745	$7.56

Earnout Shares

During 2022, in connection with the Business Combination, the Company granted certain Earnout Shares to its employees (see note 21 – Earnout Shares). The Earnout Shares granted to employees are linked to the original vesting conditions of GBTG MIP Options granted prior to December 2021. As a result, the Company has accounted for such Earnout Shares as stock-based compensation expense. See note 26 – Fair Value Measurements for discussion on the fair value of Earnout Shares granted to employees.

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

In 2022, the Company did not commence any offering periods under the ESPP and no shares were purchased under the ESPP.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 amount to $39 million, $3 million and $3 million, respectively, ($31 million, $3 million and $3 million after considering the tax impact) and were included as follows:

(in $ millions)	Amount
Cost of revenue (excluding depreciation and amortization)	$2
Sales and marketing	14
Technology and content	8
General and administrative	15
Total	39

As of December 31, 2022, the Company expects compensation expense, related (i) to unvested GBTG MIP Options of approximately $28 million to be recognized over the remaining weighted average period of 1.7 years and (ii) unvested RSUs of approximately $60 million to be recognized over the remaining weighted average period of 1.8 years.

(23)	Shareholders’ Equity

Subsequent to the reverse recapitalization as described in note 9, GBTG’s authorized capital stock consists of:

(i)	3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), of which 67,753,543 shares are issued and outstanding as of December 31, 2022
(ii)	3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B common stock”), of which 394,448,481 shares are issued and outstanding as of December 31, 2022 and
(iii)	6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which are issued and outstanding as of December 31, 2022. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which are issued and outstanding as of December 31, 2022, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which are issued and outstanding as of December 31, 2022 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which are issued and outstanding as of December 31, 2022.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. In order to preserve the Up-C structure, the Exchange Agreement (see note 9 – Reverse Recapitalization) provides that GBTG and GBT JerseyCo will take (or, in some cases, forbear from taking) various actions, as necessary to maintain a one-to-one ratio between the number of issued and outstanding (x) Class A common stock of GBTG and the A ordinary shares of GBT JerseyCo and (y) Class B common stock of GBTG and the B ordinary shares of GBT JerseyCo.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(subject to the nominal economic rights of holders of the Class B common stock), the Company’s remaining assets available for distribution to stockholders.

Other rights: Except as set forth in the New Shareholders Agreement (see note 27 - Related Party Transactions) and the Exchange Agreement (see note 9 - Reverse Recapitalization), holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

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

Other rights: Except as set forth in the New Shareholders Agreement (see note 27 - Related Party Transactions) and the Exchange Agreement (see note 9 - Reverse Recapitalization), holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no issuance of preferred shares during the year ended December 31, 2022; however, GBT JerseyCo accrued a dividend of $8 million for the year ended December 31, 2022, on the outstanding balance of preferred shares, until the date such preferred shares were outstanding. During the year ended December 31, 2021, the Company issued 1,500,000 preferred shares, in equal proportion to Amex Coop and Juweel for a total consideration of $150 million. During the year ended December 31, 2021, the Company accrued a dividend of $10 million on such preferred shares. As the preferred shares of GBT JerseyCo were issued to the ordinary shareholders, although the preferred shares were redeemable at the option of GBT JerseyCo, these were classified as mezzanine equity.

Distributions

The Company paid cash of $1 million during the year ended December 31, 2021 in relation to accrued capital distribution to cover certain administrative costs of GBT JerseyCo’s then existing shareholders. There were no such distributions during the year ended December 31, 2022 or 2020. See the discussion above for dividends on preferred shares accrued during the year ended December 31, 2022 and 2021.

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

These shares are accounted for as part of Earnout Shares discussed in note 21 above.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2019	(21)	(81)	4	(98)
Net changes during the year, net of tax benefit(1)	(2)	(79)	—	(81)
Balance as of December 31, 2020	(23)	(160)	4	(179)
Net changes during the year, net of tax expense(1)	(15)	32	—	17
Balance as of December 31, 2021	(38)	(128)	4	(162)
Net changes prior to reverse recapitalization, net of tax benefit	(59)	—	12	(47)
Allocated to non-controlling interest	85	112	(14)	183
Net changes post reverse recapitalization, net of tax benefit(1)	8	101	16	125
Allocated post reverse recapitalization change to non-controlling interest	(6)	(86)	(14)	(106)
Balance as of December 31, 2022	(10)	(1)	4	(7)
(1)	The tax (expense) benefit relates to defined benefit pension plans and amount to $(30) million, $10 million and $(15) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Amounts in accumulated other comprehensive loss are presented net of the related tax impact. Reclassifications out of accumulated other comprehensive losses related to actuarial losses and prior service costs is included as component of net periodic pension benefit (cost) included within other income (expense), net, in the Company’s consolidated statements of operations.

(24)	Loss per share

The Company’s basic loss per share for the year ended December 31, 2022 is based on results for the period from the date of the Business Combination, May 27, 2022 to December 31, 2022, the period where the Company had loss attributable to Class A common stockholders. The Company’s diluted loss per share for the year ended December 31, 2022 is based on the results of operations for the year. This is because the numerator calculated for basic loss per share adjusts for the results of operations that are attributable to the Class B common stockholders who are also the Continuing JerseyCo Owners of GBT JerseyCo (which is a predecessor to GBTG). The Company analyzed the calculations of net loss per share for periods prior to the Business Combination and determined that the values would not be meaningful to the users of these consolidated financial statements as it did not represent equity structure post Business Combination transaction.

Basic loss per share is based on the average number of shares of Class A common stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A common stock used for the basic loss per share calculation, adjusted for the dilutive effect of warrants, GBTG MIP Options and RSUs using the “treasury stock” method, and Earnout Shares and GBTG’s Class B common stock that convert into potential shares of Class A common stock, using the “if converted” method, to the extent they are dilutive.

As discussed in note 21 – Earnout Shares, the Company has issued and outstanding approximately 23 million of Earnout Shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC 260, “Earnings Per Share,” Earnout Shares are excluded from weighted-average shares outstanding to calculate basic loss per share as they are considered contingently issuable shares due to their potential forfeiture. Earnout Shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to forfeiture. Additionally, dividends accrued on Earnout Shares, if any, will be forfeited if the pricing thresholds for Earnout Shares are not met during the specified time period.

As the Company had net loss for the period, approximately 36 million of GBTG MIP Options and 11 million of RSUs have been excluded from the calculation of diluted loss per share as their inclusion would have resulted in anti-dilutive effect on loss per share.

GBTG’s Class B common stock generally has only nominal economic rights (limited to the right to receive up to the par value in the event of a liquidation, dissolution or winding up of GBTG). As such, basic earnings (loss) per share of Class B common stock have not been presented. However, as these shares can be converted to Class A common stock under the provisions of Exchange Agreement, Class B common stock has been included in the calculations of diluted earnings loss per share.

The following table reconciles the numerators and denominators used in the computation of basic and diluted loss per share from continuing operations:

(in $ millions, except share and per share data)	2022
Numerator – Basic and diluted loss per share:
Net loss attributable to the Company’s Class A common stockholders (A)	$(25)
Add: Net loss attributable to non-controlling interests in subsidiaries(1)	(204)
Net loss attributable to the Company’s Class A and Class B common stockholders – Diluted (B)	$(229)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A common stock outstanding – Basic (C)	51,266,570
Assumed conversion of Class B common stock	394,448,481
Weighted average number of Class A common stock outstanding – Diluted (D)	445,715,051

Basic loss per share attributable to the Company’s Class A common stockholders: (A) / (C)	$(0.50)

Diluted loss per share attributable to the Company’s Class A and Class B common stockholders: (B) / (D)	$(0.51)
(1)	Primarily represents net loss attributed to the Continuing JerseyCo Owners for the periods prior to the Business Combination and their proportionate share of income (loss) after the Business Combination.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25)	Derivatives and Hedging

Except as mentioned below, the Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. The Company does not offset derivative assets and liabilities within the consolidated balance sheets.

Interest Rate Swap

The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. The Company has interest rate risk primarily related to its senior secured term loans under the senior secured credit agreement, which bear interest at a variable rate that is currently based on three-months LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). In order to protect against potential higher interest costs resulting from anticipated increases in the benchmark rate for the senior secured tranche B-3 term loans, in February, 2022, Group Services B.V., a wholly owned subsidiary of GBTG and the borrower under the senior secured credit agreement, entered into an interest rate swap contract that fixed the benchmark interest rate with respect to a portion of the senior secured tranche B-3 term loans. The terms of such swap were initially linked to LIBOR as the benchmark rate, with a secured overnight financing rate (SOFR)-based rate replacing LIBOR as the benchmark rate for such swap, commencing in June 2023. The Company’s objective in using an interest rate swap derivative is to mitigate its exposure to increase / variability in LIBOR / SOFR interest rates. The interest rate swap was for a notional amount of debt of $600 million, for a period from March 2022 to March 2025 with fixed interest rate of 2.0725%. The interest rate swap was designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month LIBOR exceeds 2.0725%. In June 2022, the Company terminated this interest rate swap realizing $23 million in cash and simultaneously entered into another interest rate swap agreement, on substantially the same terms and conditions as the previous one, except the new fixed interest rate was contracted to be 3.6858%. Under ASC 815, Derivatives and Hedging, the Company has determined that the total amount of $23 million credited to the accumulated other comprehensive income in connection with the termination of the February 2022 interest rate swap contract will be included in the consolidated statement of operations proportionately until March 2025 as an offset to interest expense as the interest payments are made over this period. As a result, during the year ended December 31, 2022, the Company has reclassified $4 million from accumulated other comprehensive loss and recognized it as a credit to interest expense. Further, the Company has determined that the new interest rate swap contract will be designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month LIBOR exceeds 3.6858%. Changes in the fair value of the interest rate swap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income (loss) and into interest expense when the hedged interest obligations affect earnings.

In February 2023, the Company further entered into another interest rate swap agreement for a notional principal amount of debt of $300 million. See note 29 - Subsequent Events.

Warrants and Earnout Shares

As a result of the Business Combination, GBTG has issued and outstanding Earnout Shares (see note 21 – Earnout Shares). For a period from the date of the Business Combination until October 2022, the Company also had warrants issued and outstanding, which were exchanged for Class A shares in October 2022 (see note 20 – Warrants). The public and private warrants and non-employee Earnout Shares are considered as derivative liabilities under ASC 815 and classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, there are no warrants issued and outstanding and approximately 15 million of non-employee Earnout Shares are issued and outstanding. The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

	Balance sheet	As of	As of
(in $millions)	location	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$10	—
Derivatives not designated as hedging instruments
Earnout Shares	Earnout derivative liabilities	$90	—
		$100	—

The table below presents the impact of changes in fair values of derivatives on other comprehensive loss and on net loss:

	Amount of gain/(loss) recognized in				Amount of gain/(loss) recognized in
	other comprehensive loss				statements of operations
	Year ended				Year ended
	December 31			Statement of	December 31
	2022	2021	2020	operations location	2022	2021	2020
Derivatives designated as hedging instruments
Interest rate swap	$32	—	—	NA	—	—	—
Interest rate swap reclassed to statement of operations	(4)	—	—	Interest expense	$4	—	—
Derivatives not designated as hedging instruments
Earnout Share	NA	—	—	Fair value movement on earnouts and warrants derivative liabilities	10	—	—
Warrants	NA	—	—	Fair value movement on earnouts and warrants derivative liabilities	(2)	—	—
					$12	—	—

During the year ended December 31, 2022, the Company has reclassified $4 million from accumulated other comprehensive loss and recognized it as a credit to interest expense. The total net gain of $8 million on the interest rate swap contract is expected to be reclassified to net earnings as a credit to interest expense within the next 12 months.

(26)	Fair Value Measurements

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

As of December 31, 2022, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments— interest rate swap and non-employee Earnout Shares. The fair value of the Company’s interest rate swap has been calculated using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the appropriate forward LIBOR and/or SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of non-employee Earnout Shares is determined using Monte Carlo valuation method.

Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		As of
	Fair Value	December 31,	December 31,
(in $ millions)	Hierarchy	2022	2021
Interest rate swaps	Level 2	$10	$—
Non-employee Earnout Shares	Level 3	$90	—

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

The following table presents the assumptions used for the initial measurement of the Earnout Shares on May 27, 2022 and to remeasure the fair value of outstanding non-employee earnout shares liabilities as of December 31, 2022:

	As of
	December 31,	May 27,
	2022	2022
Stock price ($)	$6.75	$7.39
Risk-free interest rate	4.06%	2.81%
Volatility	42.5%	37.5%
Expected term (years)	4.4	5.0
Expected dividends	0.0%	0.0%

Fair value ($) (per Earnout Share – Tranche 1)	$4.30	$4.82
Fair value ($) (per Earnout Share – Tranche 2)	$3.58	$3.98

During the period public warrants were outstanding, they were valued using quoted market prices on the New York Stock Exchange under the ticker GBTG.WS and were included in Earnouts and warrants derivative liabilities on the consolidated balance sheets. As of May 27, 2022, the price per public warrant was $1.33.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents changes in Level 3 financial liabilities measured at fair value for the period from the date of closing of the Business Combination, May 27, 2022, to December 31, 2022:

	Non-employee	Private
	Earnout Shares	warrants
As of date of Business Combination - May 27, 2022	$100	$21
Change in fair value	(10)	(2)
Transferred to level 2	—	(19)
Balance as of December 31, 2022	$90	$—

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

The fair values of the Company’s outstanding senior secured term loans are as follows:

		As of		As of
	Fair	December 31, 2022		December 31, 2021
	Value	Carrying	Fair	Carrying	Fair
(in $ millions)	Hierarchy	amount (1)	Value	amount (1)	Value
Senior secured initial term loans	Level 2	$235	$220	$236	$233
Senior secured tranche B-3 term loans	Level 3	$987	$1,017	$787	$800
(1)	Outstanding principal amount of the relevant class of senior secured term loans less unamortized debt discount and debt issuance costs with respect to such loans.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(27)	Related Party Transactions

The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders affiliates and the Company’s affiliates.

Advisory Services Agreement

Certares Management Corp. (“Certares”), an indirect equity owner of the Company, provides certain advisory services to the Company for which fees of approximately $1 million, $2.5 million and $2.5 million were incurred for each of the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the Company had $5 million and $4 million as amounts payable to Certares under this agreement. This agreement terminated upon the closing of the Business Combination.

Commercial Agreements

The Company has various commercial agreements with the affiliates of Amex Coop. In respect of such agreement, included in the operating costs are costs of approximately $24 million, $10 million and $12 million for the year ended December 31, 2022, 2021 and 2020, respectively. Revenues also include revenue from affiliates of Amex Coop of approximately $21 million, $19 million and $21 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts payable to affiliates of Amex Coop under these agreements as of December 31, 2022 and December 31, 2021, were $24 million and $16 million, respectively. Amounts receivable from affiliates of Amex Coop under these agreements was $15 million as of both December 31, 2022 and December 31, 2021, respectively. Effective upon, the closing of the Business Combination, the parties amended the terms of certain of these commercial arrangements.

Apart from above, there are certain tax indemnity (see note 4 – Income Taxes) between the Company and affiliates of Amex Coop. Amounts payable to affiliates of Amex Coop in respect of such agreements was $2 million as of both December 31, 2022 and 2021.

License of American Express Marks

GBT US LLC, a wholly owned subsidiary of GBTG, entered into a trademark license agreement with an affiliate of Amex Coop pursuant to which GBT US LLC was granted a license to use, and the right to sublicense to certain subsidiaries of GBTG the right to use, the American Express trademarks used in the American Express Global Business Travel and American Express Meetings & Events brands for business travel, business consulting and meetings and events businesses on a royalty-free, exclusive, non- assignable, non-sublicensable (other than as set out in the trademark license agreement), and worldwide basis.

Effective upon closing of the Business Combination, GBT Travel Services UK Limited (“GBT UK”), an indirect wholly owned subsidiary of GBTG, and an affiliate of Amex Coop, entered into a long-term, 11-year amended and restated trademark license agreement (unless earlier terminated or extended) pursuant to which GBT UK was granted an exclusive, non-assignable, worldwide, royalty-free license to use, and the right to sublicense to all wholly owned operating subsidiaries of GBTG and other permitted sublicensees the right to use, the American Express trademarks used in the American Express Global Business Travel brand, and the American Express GBT Meetings & Events brands for business travel, meetings and events, business consulting and other services related to business travel (“Business Travel Services”). The amended and restated trademark license agreement also provides GBTG the flexibility to operate non-Business Travel Services businesses under brands that do not use any trademarks owned by American Express, subject to certain permissibility and other requirements.

Exchange Agreement

See note 9 - Reverse Recapitalization for further discussion of the Exchange Agreement.

New Shareholders Agreement

At the closing of the Business Combination, GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into a Shareholders Agreement (the “New Shareholders Agreement”). The New Shareholders Agreement sets forth various restrictions,

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commercial and Operating Agreements with Expedia

In connection with the acquisition of Egencia, on November 1, 2021, an affiliate of GBT and an affiliate of Expedia entered into a ten-year term marketing partner agreement to provide the GBT’s business clients with access to Expedia group hotel content (the “EPS Agreement”). The EPS Agreement requires an affiliate of Expedia to meet certain competitiveness thresholds with respect to the Expedia group hotel content offered to the Company and requires the Company to satisfy certain share of wallet commitments to the affiliate of Expedia (including the making of cash shortfall payments in the event of share of wallet failure, subject to offset based on outperformance by the Company in subsequent periods). The Company’s share of wallet obligations are subject to adjustment for future acquisitions and dispositions and the failure of the affiliate of Expedia to meet agreed competitiveness thresholds. As a result of the above agreement, the Company recognized revenue of $130 million and $8 million for the period ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had a $18 million and $4 million receivable from the affiliate of Expedia, respectively.

As part of the Egencia acquisition, on November 1, 2021, GBT UK entered into a Transition Services Agreement with Expedia, Inc. (the “Egencia TSA”), pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provide certain transition services to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to GBT. The initial term of the Egencia TSA is 18 months. The initial term of each service is set forth in the Egencia TSA, and the term of certain services is subject to extension under certain circumstances. GBT UK has the right to terminate services for convenience upon prior written notice to Expedia, Inc. For services provided by Expedia to Egencia prior to the Egencia acquisition, pricing under the Egencia TSA is determined in the same manner as pricing for such services was historically determined by Expedia, Inc. For services that were not provided by Expedia, Inc. to Egencia prior to the Egencia acquisition, in general pricing is equal to the cost of providing such services. For the period ended December 31, 2022 and 2021, the total cost charged to the Company was approximately $34 million and $8 million that was included in the Company’s consolidated statements of operations. As of both December 31, 2022 and 2021, the Company had a payable to Expedia Inc. of $8 million. Further, as of December 31, 2022 and 2021, Egencia had a net receivable of $4 million and a net payable of $16 million to Expedia, respectively, on account of net cash settled on behalf of or on Egencia’s behalf by Expedia during the respective years.

During the year ended December 31, 2022, the Company recognized a charge of $19 million in its statement of operations for a loss contingency as it became probable that the Company will pay the amount to Expedia for a contingent event that existed as of the Egencia acquisition date. As of December 31, 2022, the Company has a payable of $15 million to Expedia.

(28)Segment Information

Reportable segments are determined based upon the Company’s internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information utilized on

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. The Company has determined it has three operating segments, Business Travel, Meetings and Events, and Egencia that have been aggregated and presented as one reportable segment due to their similar economic characteristics, nature of services provided, type of customers, methods used to provide services and regulatory environment.

The financial measures which the Company’s CODM uses to evaluate the performance of the Company are net revenue and Adjusted EBITDA, which is defined as net income (loss) before interest income, interest expense, benefit from (provision for) income taxes, and depreciation and amortization and further excluding costs that management believes are non-core to the underlying business of the Company including restructuring costs, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, certain corporate costs, foreign currency gains (losses), non-service components of net periodic pension benefit (cost) and gains (losses) on disposal of business. The CODM also regularly reviews revenue by transaction type – Travel Revenue and Products and Professional Services Revenue (see note 3 – Revenue from Contracts with Customers).

The Company maintains operations in the United States, United Kingdom and other international territories. The table below presents the Company’s revenue and long-lived assets, comprising property and equipment, net, and operating lease ROU assets, by geographic location:

(in $ millions)	United States	United Kingdom	All other countries	Total
Revenue
Year ended December 31, 2022	$672	$687	$492	$1,851
Year ended December 31, 2021	$226	$276	$261	$763
Year ended December 31, 2020	$191	$314	$288	$793
Long-lived assets
As of December 31, 2022	$123	$68	$85	$276
As of December 31, 2021	$100	$76	$99	$275
As of December 31, 2020	$38	$93	$118	$249

The geographical determination of revenue is based on the jurisdiction of the legal entity contracting with the customer. No single customer accounted for 10 percent or more of the Company’s revenue for the years ended December 31, 2022, 2021 and 2020. Similarly, no single customer accounted for 10 percent or more of the accounts receivable balance as of December 31, 2022 and 2021.

(29)	Subsequent Events

Amendment of Senior Secured Credit Agreement

On January 25, 2023, the senior secured credit agreement (see note 16 – Long-term Debt) was amended to provide for additional term loans in an aggregate principal amount equal to $135 million (the “New Loans”). The Company intends to use the proceeds from the New Loans for general corporate purposes. The New Loans have substantially the same terms as the existing loans under the senior secured credit agreement’s tranche B-3 term facility. The amendment also extended the maturity of the senior secured revolving credit facility from August 2023 to September 2026, subject to a springing maturity provision. The senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025. Additionally, the amendment suspended the financial covenant restriction on the draw-down of the revolving credit facility until July 1, 2024, and replaced it with certain other borrowing conditions. Subject to meeting such borrowing conditions, the Company can draw-down the entire $50 million of revolving credit facility.

The amendment replaced LIBOR with SOFR as the benchmark rate applicable to each of the senior secured tranche B-3 term loan facility and the senior secured revolving credit facility and increased the applicable interest rate margins under such facilities. The New Loans and the existing loans under the senior secured tranche B-3 term loan facility will accrue interest at a variable interest rate based on SOFR plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the senior secured revolving credit facility will accrue interest at a variable interest rate based on SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. A SOFR floor of 1.00% applies to the New Loans and each of the senior secured tranche B-3 term loan facility and the senior secured revolving credit facility.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring

On January 24, 2023, the Company announced changes to its internal operating model and expects to incur total pre-tax restructuring and related charges of approximately $20 million to $25 million during the year ending December 31, 2023 in connection with the costs associated with implementing these changes, substantially all of which represent future cash expenditures for the payment of severance and related benefits costs resulting from reduction in workforce. This strategic realignment and related actions are expected to be substantially complete by the end of the second quarter of 2023.

MIP Exchange Offer

In December 2022, the Company initiated an exchange offer which provided eligible participants with the opportunity to tender their underwater GBTG MIP Options for new RSUs calculated in a manner as set out in the exchange offer.

The exchange offer expired on January 26, 2023. Pursuant to the terms of exchange offer, 10,088,754 GBTG MIP Options were cancelled and the Company granted 4,817,142 new RSUs in respect of the cancelled GBTG MIP Options. In addition, 2,699,885 GBTG MIP Options were automatically exercised as required by the terms of the exchange offer. The new RSUs were granted under the 2022 Plan and vest one-third on each of the first three anniversaries of the grant date, generally subject to continued employment by the participant through the applicable vesting date and other such terms and conditions as set forth in the applicable restricted stock unit award agreement.

Interest Rate Swap Contract

In February 2023, in order to mitigate the financial impact of expected increases in interest rates, the Company entered into an interest rate swap for a notional amount of $300 million of debt for a period covering from March 2023 to March 2027. The terms of the agreement require the Company to receive a variable rate of 3 months U.S SOFR, with a floor of 0.9%, and pay fixed rate of 4.295%.

GLOBAL BUSINESS TRAVEL GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2022, 2021 AND 2020

		Charged to
	Balance at	expense or	Write-offs
	beginning	other	and other	Balance at
(in $ millions)	of year	accounts	adjustments	end of year
Allowance for credit losses
Year ended December 31, 2022	$4	$23	$(4)	$23
Year ended December 31, 2021	$14	$(5)	$(5)	$4
Year ended December 31, 2020	$11	$4	$(1)	$14
Valuation allowance for deferred tax assets
Year ended December 31, 2022	$116	$14	$(6)	$124
Year ended December 31, 2021	$119	$(1)	$(2)	$116
Year ended December 31, 2020	$88	$31	$—	$119