Form 10-Q
period 2023-03-31
Global Business Travel Group, Inc.
filed 2023-05-09
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Registrant’s telephone number, including area code: (480) 909-1740

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

As of May 5, 2023, the registrant had  69,912,660 shares of Class A common stock, par value $0.0001 per share, and 394,448,481 shares of Class B common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in $ millions, except share and per share data)	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$320	$303
Accounts receivable (net of allowance for credit losses of $27 and $23 as of March 31, 2023 and December 31, 2022, respectively)	928	765
Due from affiliates	28	36
Prepaid expenses and other current assets	174	130
Total current assets	1,450	1,234
Property and equipment, net	228	218
Equity method investments	14	14
Goodwill	1,198	1,188
Other intangible assets, net	616	636
Operating lease right-of-use assets	60	58
Deferred tax assets	339	333
Other non-current assets	44	47
Total assets	$3,949	$3,728
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$350	$253
Due to affiliates	85	48
Accrued expenses and other current liabilities	426	452
Current portion of operating lease liabilities	17	17
Current portion of long-term debt	4	3
Total current liabilities	882	773
Long-term debt, net of unamortized debt discount and debt issuance costs	1,351	1,219
Deferred tax liabilities	20	24
Pension liabilities	145	147
Long-term operating lease liabilities	62	61
Earnout derivative liabilities	87	90
Other non-current liabilities	50	43
Total liabilities	2,597	2,357
Commitments and Contingencies (see note 11)
Stockholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 69,498,992 shares and 67,753,543 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	—	—
Class B common stock (par value $0.0001; 3,000,000,000 shares authorized; 394,448,481 shares issued and outstanding as of both March 31, 2023 and December 31, 2022)	—	—
Additional paid-in capital	346	334
Accumulated deficit	(177)	(175)
Accumulated other comprehensive loss	(7)	(7)
Total equity of the Company’s stockholders	162	152
Equity attributable to non-controlling interest in subsidiaries	1,190	1,219
Total stockholders’ equity	1,352	1,371
Total liabilities and stockholders’ equity	$3,949	$3,728

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
(in $ millions, except share and per share data)	2023	2022
Revenue	$578	$350
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	241	173
Sales and marketing	103	74
Technology and content	98	90
General and administrative	76	63
Restructuring charges	23	2
Depreciation and amortization	46	44
Total operating expenses	587	446
Operating loss	(9)	(96)
Interest expense	(34)	(19)
Fair value movement on earnout derivative liabilities	3	—
Other income, net	5	—
Loss before income taxes and share of losses from equity method investments	(35)	(115)
Benefit from income taxes	8	25
Share of losses from equity method investments	—	(1)
Net loss	(27)	(91)
Less: net loss attributable to non-controlling interests in subsidiaries	(25)	(91)
Net loss attributable to the Company’s Class A common stockholders	$(2)	$—
Basic loss per share attributable to the Company’s Class A common stockholders	$(0.03)
Weighted average number of shares outstanding - Basic	60,376,708
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.06)
Weighted average number of shares outstanding - Diluted	454,825,189

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
(in $ millions)	2023	2022
Net loss	$(27)	$(91)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	9	(16)
Unrealized gains on cash flow hedge, net of tax
Unrealized (loss) gains on cash flow hedges arising during the period	(11)	9
Unrealized gains on cash flow hedges reclassed to interest expense	(2)	—
Other comprehensive loss, net of tax	(4)	(7)
Comprehensive loss	(31)	(98)
Less: Comprehensive loss attributable to non-controlling interests in subsidiaries	(29)	(98)
Comprehensive loss attributable to the Company’s Class A common stockholders	$(2)	$—

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
(in $ millions)	2023	2022
Operating activities:
Net loss	$(27)	$(91)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	44
Deferred tax benefit	(9)	(26)
Equity-based compensation	19	3
Allowance for credit losses	6	—
Fair value movements on earnout derivative liabilities	(3)	—
Other	—	12
Defined benefit pension funding	(7)	(6)
Changes in working capital
Accounts receivables	(163)	(189)
Prepaid expenses and other current assets	(47)	(3)
Due from affiliates	8	9
Due to affiliates	37	—
Accounts payable, accrued expenses and other current liabilities	63	93
Net cash used in operating activities	(77)	(154)
Investing activities:
Purchase of property and equipment	(32)	(21)
Net cash used in investing activities	(32)	(21)
Financing activities:
Proceeds from senior secured term loans	131	—
Repayment of senior secured term loans	(1)	(1)
Repayment of finance lease obligations	(2)	(2)
Payment of debt financing costs	(2)	—
Payment of offering costs	—	(4)
Other	(4)	—
Net cash from (used in) financing activities	122	(7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	17	(185)
Cash, cash equivalents and restricted cash, beginning of period	316	525
Cash, cash equivalents and restricted cash, end of period	$333	$340
Supplemental cash flow information:
Cash refund for income taxes (net of payments)	$2	$1
Cash paid for interest (net of interest received)	$33	$18
Dividend accrued on preferred shares	$—	$5
Non-cash additions for operating lease right-of-use assets	$5	$—
Deferred offering costs accrued during the period	$—	$4

Cash, cash equivalents and restricted cash consist of:
	March 31,	December 31,
(in $ millions)	2023	2022
Cash and cash equivalents	$320	$303
Restricted cash (included in other non-current assets)	13	13
Cash, cash equivalents and restricted cash	$333	$316

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS’ EQUITY

(Unaudited)

									Equity
							Accumulated		attributable to
	Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	common stock		common stock		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
(in $ millions, except share and per share data)	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2022	67,753,543	—	394,448,481	—	$334	$(175)	$(7)	$152	$1,219	$1,371
Equity-based compensation	—	—	—	—	19	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards (see note 14)	2,849,386	—	—	—	1	—	—	1	—	1
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 14)	(1,103,937)	—	—	—	(8)	—	—	(8)	—	(8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(2)	—	(2)	(25)	(27)
Balance as of March 31, 2023	69,498,992	—	394,448,481	—	$346	$(177)	$(7)	$162	$1,190	$1,352

															Equity
													Accumulated		attributable to
	Voting ordinary		Non-Voting		Profit		Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	shares		ordinary shares		shares		common stock		common stock		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
(in $ millions except share and per share data)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	$2,560	$(1,065)	$(162)	$1,333	$1	$1,334
Dividend on preferred shares	—	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(91)	—	(91)	—	(91)
Balance as of March 31, 2022	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	$2,558	$(1,156)	$(169)	$1,233	$1	$1,234

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Business Description and Basis of Presentation

Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries, including GBT JerseyCo Limited (“GBT JerseyCo” and all together the “Company”), is a leading platform serving travel primarily for business purposes and provides a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. The Company manages end-to-end logistics of business travel and provides a link between businesses and their employees, travel suppliers, and other industry participants.

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

GBTG is a Delaware corporation and tax resident in the United States of America (“U.S.”). GBTG conducts its business through GBT JerseyCo and its subsidiaries in an umbrella partnership-C corporation structure (“Up-C structure”). GBT JerseyCo is tax resident in the United Kingdom (“U.K.”). GBT JerseyCo is considered as a partnership for U.S. tax purposes and its members consists of GBTG, American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex Coop”), a resident of the Netherlands, Juweel Investors (SPC) Limited (a successor entity of Juweel Investors Limited) (“Juweel”), a resident of Cayman Islands, and EG Corporate Travel Holdings LLC (“Expedia”) (collectively, with Amex Coop and Juweel the “Continuing JerseyCo Owners”).

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

Since then, many countries have vaccinated a reasonable proportion of their population and the spread of the virus is now being contained to varying degrees in different countries. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, many COVID-19 related travel restrictions have been lifted with countries around the world reopening their borders for foreign travel and clients becoming more comfortable traveling. This has led to a moderation, and to an extent, recovery, of the more severe declines in business travel bookings experienced at the height of the pandemic and during periods of resurgence. The Company has seen improvement in its transaction volume since the third quarter of 2021, and while the global travel activity has since shown a recovery trend, it still remains below 2019 levels. Although the Company’s results for the three months ended March 31, 2022 included a strong recovery from the pandemic when compared to the same periods in 2020 and 2021, the Omicron variant of COVID-19 limited the recovery of the Company’s business during that period, such that the results for the three months ended March 31, 2023 reflect notable improvement in comparison. The Company incurred a net loss of $27 million and had cash outflows from operations of $77 million during the three months ended March 31, 2023, compared to a net loss of $91 million and cash outflows from operations of $154 million during the three months ended March 31, 2022.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Governments of multiple countries extended several programs to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or deferrals and other financial aid. The Company participated in several of these government programs. During the three months ended March 31, 2023, and 2022, the Company recognized in its consolidated statements of operations government grants and other assistance benefits for salaries and wages of $0 and $6 million, respectively, as a reduction of expenses. As of both March 31, 2023, and December 31, 2022, the Company had a receivable of $13 million in relation to such government grants, which is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.

The Company believes its liquidity is important given the limited ability to predict its future financial performance due to the uncertainty associated with the recovery from the COVID-19 pandemic and/or resurgence due to new variants. Since March 2020, the Company has taken several measures to preserve its liquidity, including initiating a business response plan to the COVID-19 pandemic (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entering into several financial transactions, including debt financing / refinancing transactions and the consummation of the Business Combination. Apart from the expectation of the recovery in its business operations, the Company continues to further explore other capital market transactions, process rationalizations and cost reduction measures to improve its liquidity position. In January 2023, the Company amended its senior secured credit agreement to obtain additional term loans in a principal amount of $135 million to further strengthen its liquidity position (see note 10 – Long-term Debt). The Company also announced a restructuring plan to further streamline its operations and to build efficiencies in its operating model that will result in a reduction in its work force and cost savings (see note 9 –Restructuring).

Based on the Company’s current and expected operating plan, existing cash and cash equivalents, the recovery of business travel indicated by recent volume trends, the Company’s mitigation measures taken or planned to strengthen its liquidity and financial position, along with the Company’s available funding capacity and cash flows from operations, the Company believes it has adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, United States, (the “SEC”) on March 21, 2023 (the “Annual Report on Form 10-K”). The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill and contingent consideration, fair value determination of equity-based compensation, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps, earnout shares and contingencies. Actual results could differ materially from those estimates.

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

(2)   Recently Issued Accounting Pronouncements

Accounting Pronouncements - Adopted

Contracts with Customers Acquired in a Business Combination

In October 2021, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” to add contract assets and contract liabilities acquired in a business combination to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue recognition guidance. This updated guidance amends the current business combination guidance where an acquirer generally recognizes such items at fair value on the acquisition date. The guidance is to be applied prospectively to all business combinations that occur on or after the date of initial application. The Company adopted this guidance on January 1, 2023, as required, and there was no impact on the Company’s consolidated financial statements upon the adoption of this guidance.

Reference rate reforms

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including the London Interbank Offered Rate (“LIBOR”) expected to be discontinued because of reference rate reform, to a new reference rate. The provisions of this ASU impacts contract modifications and other changes that occur while LIBOR is phased out. The guidance is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” As a result of the U.K. Financial Conduct Authority’s decision to extend the cessation date for publishing LIBOR rates from December 31, 2021 to June 30, 2023, the FASB decided to defer the sunset date of this topic from December 31, 2022 to December 31, 2024.

On January 25, 2023, the Company’s senior secured credit agreement was amended, which, among other things, replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark rate applicable to each of its senior secured tranche B-3 term loan facility and the senior secured revolving credit facility (see note 10 - Long-term Debt). The Company also amended its interest rate swap agreement to change its reference rate from LIBOR to SOFR (see note 17 - Derivatives and Hedging). The Company evaluated and applied optional expedients available under this guidance, as applicable, for such transactions and there was no material impact on the Company's consolidated financial statements. The Company continues to evaluate and monitor developments and its assessment of this guidance during the LIBOR transition period.

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

	Three months ended March 31,
(in $ millions)	2023	2022
Travel revenue	$467	$257
Products and professional services revenue	111	93
Total revenue	$578	$350

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

The opening and closing balances of the Company’s accounts receivables, net, and contract liabilities are as follows:

		Contract	Contract
		liabilities	liabilities
	Accounts	Client	Deferred
	receivable,	incentives, net	revenue
(in $ millions)	net (1)	(non-current)	(current)
Balance as of March 31, 2023	$915	$18	$28
Balance as of December 31, 2022	$752	$19	$19
(1)	Accounts receivable, net, exclude balances not related to contracts with customers.

Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the three months ended March 31, 2023, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $10 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2022.

Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $11 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next nine months.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)   Allowances for Expected Credit Losses

The Company estimates expected credit losses upon recognition of the financial assets, which primarily comprise accounts receivable. The Company has identified the relevant risk characteristics of its customers and the related receivables, which include size, type (e.g. business clients vs. travel supplier and credit card vs. non-credit card customers) or geographic location of the customer, or a combination of these characteristics. The Company has considered the historical credit loss experience, current economic conditions, forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses on its accounts receivables. Other key factors that influence the expected credit loss analysis include customer demographics and payment terms offered in the normal course of business to customers. This is assessed at each quarter based on the Company’s specific facts and circumstances. The movement in Company’s allowance for credit losses for the three months ended March 31, 2023, is set out below:

(in $ millions)	Amount
Balance as of December 31, 2022	$23
Provision for expected credit losses during the period	6
Write-offs	(3)
Foreign exchange	1
Balance as of March 31, 2023	$27

The impact of the COVID-19 pandemic on the global economy and other general increases in aging balances has impacted the Company’s estimate of expected credit losses. Uncertain macroeconomic factors, including the potential recession or economic downturn, and reducing government funding following the peak of COVID-19 in 2020, can have a significant effect on additions to the allowance as the continuing impact of the pandemic could potentially result in the restructuring or bankruptcy of customers. Given the uncertainties surrounding the duration and effects of COVID-19, the Company cannot provide assurance that the assumptions used in its estimates will be accurate and actual write-offs may vary from such estimates of credit losses.

(5)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

	March 31,	December 31,
(in $ millions)	2023	2022
Prepaid travel expenses	$100	$52
Income tax receivable	25	26
Value added and similar taxes receivables	10	11
Other prepayments and receivables	39	41
Prepaid expenses and other current assets	$174	$130

(6)   Property and Equipment, Net

Property and Equipment consist of:

	March 31,	December 31,
(in $ millions)	2023	2022
Capitalized software for internal use	$386	$365
Computer equipment	72	71
Leasehold improvements	49	49
Furniture, fixtures and other equipment	6	5
Capital projects in progress	12	5
	525	495
Less: accumulated depreciation and amortization	(297)	(277)
Property and equipment, net	$228	$218

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation and amortization expense related to fixed assets was $23 million and $21 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expense includes amortization related to capitalized software for internal use amounting to $16 million and $14 million for the three months ended March 31, 2023 and 2022, respectively.

(7)   Goodwill and Other Intangible Assets, Net

The following table sets forth changes in goodwill during the three months ended March 31, 2023:

(in $ millions)	Amount
Balance as of December 31, 2022	$1,188
Currency translation adjustments	10
Balance as of March 31, 2023	$1,198

There were no goodwill impairment losses recorded during the three months ended March 31, 2023 and 2022 and there are no accumulated goodwill impairment losses as of March 31, 2023.

The following table sets forth the Company’s other intangible assets with definite lives as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net
Trademarks/tradenames	$114	$(68)	$46	$116	$(69)	$47
Business client relationships	795	(259)	536	788	(240)	548
Supplier relationships	253	(220)	33	253	(213)	40
Travel partner network	4	(3)	1	4	(3)	1
Other intangible assets	$1,166	$(550)	$616	$1,161	$(525)	$636

Amortization expense relating to definite-lived intangibles was $23 million for each of the three months ended March 31, 2023 and 2022, which is included in depreciation and amortization in the consolidated statements of operations.

(8)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	March 31,	December 31,
(in $ millions)	2023	2022
Accrued payroll and related costs	$153	$196
Accrued operating expenses	147	147
Client deposits	48	56
Deferred revenue	28	19
Accrued restructuring costs (see note 9)	29	11
Value added and similar taxes payable	10	9
Income tax payable	4	4
Other payables	7	10
Accrued expenses and other current liabilities	$426	$452

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)  Restructuring

On January 24, 2023, the Company announced changes to its internal operating model and expects to incur total pre-tax restructuring and related charges of approximately $20 million to $25 million during the year ending December 31, 2023 in connection with the costs associated with implementing these changes, substantially all of which represent future cash expenditures for the payment of severance and related benefits costs resulting from a reduction in workforce. This strategic realignment and related actions are expected to be substantially complete by the end of 2023.

The table below sets forth accrued restructuring cost included in accrued expenses and other current liabilities, for the three months ended March 31, 2023:

(in $ millions)	Employee related	Facility	Total
Balance as of December 31, 2022	$8	$3	$11
Accruals	23	—	23
Cash settled	(5)	—	(5)
Balance as of March 31, 2023	$26	$3	$29

(10) Long-term Debt

The outstanding amount of the Company’s long-term debt consists of:

	March 31,	December 31,
(in $ millions)	2023	2022
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$239	$239
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026) (3)	135	—
Principal amount of senior secured revolving credit facility (Maturity – September 2026) (4)	—	—
Other borrowings	2	—
	1,376	1,239
Less: Unamortized debt discount and debt issuance costs	(21)	(17)
Total debt, net of unamortized debt discount and debt issuance costs	1,355	1,222
Less: Current portion of long-term debt	(4)	(3)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,351	$1,219
(1)	Stated interest rate of LIBOR + 2.50% as of March 31, 2023 and December 31, 2022.
(2)	Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of March 31, 2023 and LIBOR + 6.50% (with a LIBOR floor of 1%) as of December 31, 2022.
(3)	Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of March 31, 2023.
(4)

Stated interest rate of SOFR + 0.1% + 6.25% (with a SOFR floor of 1%) as of March 31, 2023 and LIBOR + 2.25% as of December 31, 2022. The senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025.

On January 25, 2023, the senior secured credit agreement was amended to provide for additional term loans, for general corporate purposes, in an aggregate principal amount equal to $135 million (the “tranche B-4 term loans”). The tranche B-4 term loans have substantially the same terms as the existing loans under the senior secured credit agreement’s tranche B-3 term facility. The tranche B-4 term loans (i) mature on December 16, 2026, (ii) are issued at a discount of approximately 3%, and (iii) are to be repaid in full on the maturity date.

The amendment further replaced LIBOR with SOFR as the benchmark rate applicable to each of the senior secured tranche B-3 term loan facility and the senior secured revolving credit facility and increased the applicable interest rate margins under such facilities. The tranche B-4 term loans and the existing loans under the senior secured tranche B-3 term loan facility will accrue interest at a variable interest rate based on SOFR plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

senior secured revolving credit facility will accrue interest at a variable interest rate based on SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. A SOFR floor of 1.00% applies to the tranche B-4 term loans and each of the senior secured tranche B-3 term loan facility and the senior secured revolving credit facility.

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

During each of the three months ended March 31, 2023 and 2022, the Company repaid the contractual quarterly installment of $1 million of the principal amount of senior secured initial term loans.

At the option of Group Services B.V., a wholly owned subsidiary of GBTG (the “Borrower”), upon prior written notice, amounts borrowed under one or more of the senior secured credit facilities (as selected by the Borrower) may be voluntarily prepaid, and/or unused commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than (i) any applicable prepayment premium required to be paid pursuant to the senior secured credit agreement, and (ii) customary breakage costs in connection with certain prepayments of loans bearing interest at a rate based on LIBOR/SOFR). Subject to certain exceptions set forth in the senior secured credit agreement, the Borrower is required to prepay the senior secured term loans with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (as defined in the senior secured credit agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness and (iv) other than in connection with the consummation of the business combination pursuant to the Business Combination Agreement, 50% of the net cash proceeds from the consummation of any initial public offering (or similar transaction) of the common stock of GBT UK TopCo Limited (or a parent entity thereof).

The senior secured revolving credit facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility are subject to customary borrowing conditions and to additional conditions during the covenant suspension period provided by the January 2023 amendment described above. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of both March 31, 2023 and December 31, 2022, no borrowings or letters of credit were outstanding under the senior secured revolving credit facility.

Interest on the senior secured credit facilities is payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans for the three months ended March 31, 2023 was approximately 11.2%.

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

The senior secured credit agreement also contains an additional financial covenant applicable solely to the senior secured revolving credit facility. After giving effect to the January 2023 amendment described above, such financial covenant requires the first lien net leverage ratio (calculated in a manner set forth under the senior secured credit agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which (a) the suspension period is not in effect and (b) the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeds 35% of the aggregate principal amount of the senior secured revolving credit facility. The senior secured credit agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the senior secured credit agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the period ended March 31, 2023.

As of March 31, 2023, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the senior secured credit agreement.

Events of Default

The senior secured credit agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the senior secured credit agreement or other enforcement actions customary for facilities of this type. As of March 31, 2023, no event of default existed under the senior secured credit agreement.

(11) Commitments and Contingencies

Purchase Commitment

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2023, the Company had approximately $206 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting and licensing contracts for information technology, of which $85 million relates to the twelve months ending March 31, 2024. These purchase commitments extend through 2031.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(12) Income Taxes

As discussed in note 1 – Business Description and Basis of Presentation, GBTG is a Delaware corporation and tax resident in the U.S. GBTG holds its equity interests and conducts its business through GBT JerseyCo and its subsidiaries in an Up-C structure. GBT JerseyCo is incorporated in and subject to Jersey company law, is a tax resident in the U.K. and is treated as a partnership for U.S. income tax purposes. As such, GBT JerseyCo generally is not subject to U.S. income tax under current U.S. tax laws. However, GBTG, being a U.S. tax resident shareholder of GBT JerseyCo, is subject to U.S. partnership tax law on its share of equity interest in GBT JerseyCo. GBTG is required to calculate its U.S. tax position on its share of the GBT JerseyCo’s consolidated results.

GBTG’s effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to different jurisdictional tax rates in which the Company operates, together with the impact of permanent differences and GBTG’s incremental layer of taxation due to its Up-C structure.

For the three months ended March 31, 2023 and 2022, the Company’s income tax benefit was $8 million and $25 million, respectively, and its effective tax rate was 23.88% and 21.74%, respectively. The impact on the effective tax rate of any permanent items and GBTG’s standalone tax position is more significant in the three months ended March 31, 2023 as the pre-tax loss is lower than the three months ended March 31, 2022.

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA is a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision became effective for the Company from January 1, 2023 and did not have any material impact on the Company’s tax provision. The Company believes the impact of IRA is likely to be minimal for the foreseeable future.

(13) Earnout Shares

Certain stockholders and employees are entitled to additional consideration in the form of “earnout shares” of the Company’s Class A common stock (and Class B common stock, with equal number of B ordinary shares of GBT JerseyCo, where the earnout shares have been given to certain stockholders) to be issued in tranches when the Company’s Class A common stock’s price achieves certain market share price milestones within specified periods following the Business Combination transaction.

The earnout shares to stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”). Such guidance provides that because the earnout shares do not meet the criteria for equity treatment thereunder, earnout shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout shares liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

The fair value of the earnout shares was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023 the fair value of the earnout shares liability was estimated to be $87 million. The Company recognized a gain on the fair value change in earnout shares liability of $3 million in its consolidated statement of operations for the three months ended March 31, 2023.

(14) Equity-Based Compensation

Management Incentive Plan

In December 2022, the Company initiated an exchange offer which provided eligible participants with the opportunity to exchange certain outstanding stock options under the Global Business Travel Group, Inc. Management Incentive Plan for restricted share units (“RSUs”) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on the terms and conditions as set out in the exchange offer. The exchange offer also required mandatory exercise of in-the-money stock options granted prior to December 1, 2021, by individuals who participated in the exchange offer. The exchange offer expired on January 26, 2023. Pursuant to the terms of exchange offer:

•	10,088,754 stock options were cancelled,
•	2,699,885 stock options were automatically exercised on a cashless basis and
•

4,817,144 RSUs were granted under the 2022 Plan.The RSUs generally vest one-third on each of the first three anniversaries of the grant date, subject to continued employment by the participant through the applicable vesting date and are subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement.

Simultaneously with the closing of the exchange offer, certain individuals who were ineligible to participate in the exchange offer exercised an aggregate of 2,059,984 stock options and were granted an aggregate amount of 1,344,935 RSUs under the 2022 Plan as approved by the compensation committee.

The table below presents the activity of the Company’s stock options for the three months ended March 31, 2023:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic value
	stock options	stock per option	term	(in $ millions)
Balance as of December 31, 2022	36,397,677	$7.66
Cancelled pursuant to exchange offer	(10,088,754)	$10.36
Exercised (1)	(4,906,239)	$6.12
Balance as of March 31, 2023	21,402,684	$7.07
Exercisable as of March 31, 2023	18,746,193	$6.61	3.3	$8
Expected to vest as of March 31, 2023	2,656,491	$10.31	8.3	—
(1)The stock options exercised in the exchange offer, or simultaneously with the closing of the exchange offer, were settled on a cashless basis and were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to cover the stock option costs and taxes were 4,469,741 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees’ tax obligations to taxing authorities was $2 million and is reflected as a financing activity within the consolidated statements of cash flows.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2022 Equity Incentive Plan

During the three months ended March 31, 2023, apart from the RSUs granted as part of the stock option exchange offer discussed above, the Company granted 11,825,190 RSUs under the 2022 Plan to certain of its key employees pursuant to the Company’s annual grant program. The RSUs vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of RSUs is determined to be the market price of the Company’s Class A Common Stock at the date of grant. The table below presents the activity of the Company’s RSUs for the three months ended March 31, 2023:

		Weighted
		average grant
(in $millions)	Number of RSUs	date fair value
Balance as of December 31, 2022	11,288,745	$7.56
Granted	17,987,269	$6.63
Forfeited	(157,990)	$7.28
Vested (1)	(2,084,239)	$7.52
Balance as of March 31, 2023	27,033,785	$6.95
(1)The RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 775,288 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employees’ tax obligations to taxing authorities was $6 million and is reflected as a financing activity within the consolidated statements of cash flows.

Employee Stock Purchase Plan (“ESPP”)

The ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock through payroll deductions of up to 15% of their eligible compensation. The offering periods under the ESPP are two six-month offering periods from February 15 through August 14 and August 15 through February 14 of each year. The price of the Company’s Class A Common Stock purchased under the ESPP is 85% of the fair market value of the Company’s Class A Common Stock on the end date of each six-month offering period. As of March 31, 2023, there were 11.1 million shares available for issuance under the ESPP. During the three months ended March 31, 2023, no shares were purchased under the ESPP.

Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022 amount to $19 million and $3 million, respectively (net of tax of $14 million and $2 million, respectively), and were included as follows:

	Three months ended	Three month ended
(in $ millions)	March 31, 2023	March 31, 2022
Cost of revenue (excluding depreciation and amortization)	$1	$—
Sales and marketing	7	1
Technology and content	3	—
General and administrative	8	2
Total	$19	$3

As of March 31, 2023, the Company expects compensation expense related to (i) unvested stock options of approximately $5 million to be recognized over the remaining weighted average period of 1.7 years, (ii) unvested RSUs of approximately $160 million to be recognized over the remaining weighted average period of 2.5 years and (iii) ESPP of $1 million to be recognized over a remaining service period of 4.5 months.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Stockholders’ Equity

GBTG’s authorized capital stock consists of:

(i)	3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of which 69,498,992 shares are issued and outstanding as of March 31, 2023;
(ii)	3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), of which 394,448,481 shares are issued and outstanding as of March 31, 2023 and
(iii)	6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which is issued and outstanding as of March 31, 2023. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which is issued and outstanding as of March 31, 2023, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which is issued and outstanding as of March 31, 2023 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which is issued and outstanding as of March 31, 2023.

Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. In order to preserve the Up-C structure, the Exchange Agreement (see note 19 - Related Party Transactions) provides that GBTG and GBT JerseyCo will take (or, in some cases, forbear from taking) various actions, as necessary to maintain a one-to-one ratio between the number of issued and outstanding (x) Class A Common Stock of GBTG and the A ordinary shares of GBT JerseyCo and (y) Class B Common Stock of GBTG and the B ordinary shares of GBT JerseyCo.

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

Other rights: Except as set forth in the New Shareholders Agreement and the Exchange Agreement (see note 19 - Related Party Transactions), holders of shares of Class A Common Stock do not have preemptive, subscription, redemption or conversion rights.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

distribution to stockholders, up to the par value of such shares of Class B Common Stock, but otherwise are not entitled to receive any assets of GBTG in connection with any such liquidation, dissolution or winding up.

Other rights: Except as set forth in the New Shareholders Agreement and the Exchange Agreement (see note 19 - Related Party Transactions), holders of shares of Class B Common Stock do not have preemptive, subscription, redemption or conversion rights.

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

Distributions

There were no capital distributions to shareholders during the three months ended March 31, 2023 and 2022.

Registration Rights Agreement

In May 2022, GBTG, APSG Sponsor, L.P. (the “Sponsor”), certain of APSG’s then existing board members (the “Insiders”) and the Continuing JerseyCo Owners entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, GBTG has registered for resale, pursuant to Rule 415 under the Securities Act, certain shares of Class A Common Stock and other equity securities of GBTG that are held by the holders party to the Registration Rights Agreement from time to time.

Sponsor Side Letter

In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, the Insiders, GBTG and GBT JerseyCo entered into a side letter (as amended on May 27, 2022, “Sponsor Side Letter”) which, among other things, contain certain restrictions on the transfer by the Sponsor and the Insiders with respect to the Class A Common Stock issued to each of them at the closing of the Business Combination (such shares issued to the Sponsor, the “Sponsor Shares”). The Sponsor and the Insiders are not permitted to transfer their Class A Common Stock, subject to certain permitted exceptions, until the earlier to occur of (a) one year following the closing date of the Business Combination and (b) the date upon which the volume-weighted average price (“VWAP”) of Class A common stock exceeds $12.00 per share for any 20 trading days within a period of 30 consecutive trading days.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Further, approximately 8 million of the Sponsor Shares were deemed unvested and were subject to certain triggering events to occur within five years following the closing (the “Sponsor Side Letter Vesting Period”) for these shares to vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Class A Common Stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, approximately 5 million of the unvested Sponsor Shares will vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Class A Common Stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days the remaining approximately 3 million of the unvested Sponsor Shares will vest. To the extent that either of the aforementioned triggering events do not occur within the Sponsor Side Letter Vesting Period, such Sponsor Shares will be forfeited to and terminated by GBTG. The registered holder(s) of the unvested Sponsor Shares continue to be entitled to all of the rights of ownership thereof, including the right to vote and receive dividends and other distributions in respect thereof. The number of shares and the price targets listed above will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations, reclassifications, combinations or other like changes or transactions with respect to the Class A Common Stock. These shares are accounted for as part of earnout shares discussed above in note 13 – Earnout Shares.

Class A Common Stock purchased by the Sponsor in connection with the “private investment in public entity” transaction is not subject to the vesting or transfer restrictions described above.

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

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2022	$(10)	$(1)	$4	$(7)
Net changes during the period, net of tax benefit $0	9	—	(13)	(4)
Allocated to non-controlling interest	(7)	—	11	4
Balance as of March 31, 2023	$(8)	$(1)	$2	$(7)

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2021	$(38)	$(128)	$4	$(162)
Net changes during the period, net of tax benefit $0	(16)	—	9	(7)
Balance as of March 31, 2022	$(54)	$(128)	$13	$(169)

Amounts in accumulated other comprehensive loss are presented net of the related tax impact. Reclassifications out of accumulated other comprehensive losses related to (i) actuarial losses and prior service costs (component of net periodic pension benefit (cost)) is included within other income (expense), net, and (ii) gain on termination of cash flow hedge is included within interest expense, in the Company’s consolidated statements of operations.

(16) Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and RSUs using the “treasury stock” method, and earnout shares and GBTG’s Class B Common Stock that convert into potential shares of Class A Common Stock, using the “if converted” method, to the extent they are dilutive. The Company analyzed the calculations of net loss per share for periods prior to the Business Combination and determined that the values would not be meaningful to the users of these unaudited consolidated financial statements as it did not represent equity structure post Business Combination transaction.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As discussed in note 13 – Earnout Shares, the Company has issued and outstanding approximately 15 million earnout shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC 260, “Earnings Per Share,” earnout shares are excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Earnout shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer subject to forfeiture. Additionally, dividends accrued on earnout shares, if any, will be forfeited if the pricing thresholds for earnout shares are not met during the specified time period.

As the Company had net loss for the period, approximately 21 million of stock options and 27 million of RSUs have been excluded from the calculation of diluted loss per share as their inclusion would have resulted in anti-dilutive effect on loss per share.

GBTG’s Class B Common Stock generally has only nominal economic rights (limited to the right to receive up to the par value in the event of a liquidation, dissolution or winding up of GBTG). As such, basic earnings (loss) per share of Class B Common Stock have not been presented. However, as these shares can be converted to Class A Common Stock under the provisions of the Exchange Agreement, Class B Common Stock has been included in the calculations of diluted earnings (loss) per share.

The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

Three months ended
(in $ millions, except share and per share data)	March 31, 2023
Numerator – Basic and diluted earnings (loss) per share:
Net loss attributable to the Company’s Class A common stockholders (A)	$(2)
Add: Net loss attributable to non-controlling interests in subsidiaries	(25)
Net loss attributable to the Company’s Class A common stockholders - Diluted (B)	$(27)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	60,376,708
Assumed conversion of Class B Common Stock (1)	394,448,481
Weighted average number of Class A Common Stock outstanding – Diluted (D)	454,825,189

Basic loss per share attributable to the Company’s Class A common stockholders: (A) / (C)	$(0.03)

Diluted loss per share attributable to the Company’s Class A common stockholders: (B) / (D)	$(0.06)

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Derivatives and Hedging

Except as mentioned below, the Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. The Company does not offset derivative assets and liabilities within the consolidated balance sheets.

Interest Rate Swap

The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. The Company has interest rate risk primarily related to its senior secured term loans under the senior secured credit agreement, which bear interest at a variable rate that is currently based on three-months LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). In order to protect against potential higher interest costs resulting from anticipated increases in the benchmark rate for the senior secured tranche B-3 term loans, GBT Group Services B.V., a wholly owned subsidiary of GBTG and the borrower under the senior secured credit agreement, has entered into the following interest rate swap contracts that fixed the benchmark interest rate with respect to a portion of the senior secured tranche B-3 term loans:

Notional Amount
(in $ millions)	Period	Fixed Interest Rate
$ 600(1)	March 2023 to March 2025	3.680%
$ 300(2)	March 2023 to March 2027	4.295%
(1)	The terms of $600 million notional amount of interest rate swap were initially linked to LIBOR as the benchmark rate, with SOFR-based rate replacing LIBOR as the benchmark rate for such swap, commencing June 2023. In March 2023, the Company amended the terms of the agreement to replace LIBOR with SOFR as the benchmark rate that commenced from March 2023 and changed the fixed rate from 3.6856% to 3.6800%.The interest rate swap is designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month SOFR based-rate exceeds 3.680%.

In June 2022, the Company terminated a previous interest rate swap contract, entered into in February 2022, that was designated as a cash flow hedge (and had similar terms as the current $600 million notional amount of interest rate swap) realizing $23 million in cash. Under ASC 815, the Company has determined that the total amount of $23 million credited to the accumulated other comprehensive income in connection with the termination of the previous interest rate swap contract will be included in the consolidated statement of operations proportionately until March 2025 as an offset to interest expense as the interest payments are made over this period. As a result, during the three months ended March 31, 2023, the Company has reclassified $2 million from accumulated other comprehensive loss and recognized it as a credit to interest expense.

(2)	In February 2023, the Company entered into another interest rate swap contract for a notional amount of $300 million. The terms of the agreement require the Company to receive a variable rate of three months SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%.

The above interest rate swap contracts are considered as cash flow hedges with changes in the fair value of the interest rate swaps, net of tax, being recognized in other comprehensive income (loss) and reclassified out of accumulated other comprehensive income (loss) into interest expense when the hedged interest obligations affect earnings.

Earnout Shares

As a result of the Business Combination, GBTG has issued and outstanding earnout shares (see note 13 – Earnout Shares). The non-employee earnout shares are classified as derivative liabilities under ASC 815 and are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023, the number of non-employee earnout shares issued and outstanding were approximately 15 million. The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

	Balance sheet
(in $millions)	Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$6	$10
Interest rate swaps	Other non-current (liabilities)	$(7)	—
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	$87	$90

The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income (loss):

	Amount of gain/(loss) recognized in		Statement of	Amount of gain/(loss) recognized in
	other comprehensive loss		operations location	statements of operations
	Three months ended			Three months ended
	March 31			March 31
	2023	2022		2023	2022
Derivatives designated as hedging instruments
Interest rate swaps	$(11)	—	NA	—	—
Interest rate swaps reclassed to statement of operations	(2)	—	Interest expense	$2	—
Derivatives not designated as hedging instruments
Earnout shares	—	—	Fair value movement on earnout derivative liabilities	3	—
	$(13)	—		$5	—

During the three months ended March 31, 2023, the Company has reclassified $2 million from accumulated other comprehensive loss and recognized it as a credit to interest expense. The total gain of $8 million on the interest rate swap contract is expected to be reclassified to net earnings as a credit to interest expense within the next 12 months.

(18) Fair Value Measurements

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments— interest rate swaps and non-employee earnout shares. The fair value of the Company’s interest rate swaps has been calculated using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward LIBOR and/or SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of non-employee earnout shares is determined using the Monte Carlo method.

Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		Asset/ (Liability)
	Fair Value	March 31,	December 31,
(in $ millions)	Hierarchy	2023	2022
Interest rate swaps asset	Level 2	$6	$10
Interest rate swaps liability	Level 2	(7)	—
Non-employee earnout shares	Level 3	(87)	(90)

The fair value of earnout shares was estimated using the Monte Carlo method. Inherent in the Monte Carlo method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the earnout shares based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.

The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	March 31,	December 31,
	2023	2022
Stock price ($)	$6.63	$6.75
Risk-free interest rate	3.69%	4.06%
Volatility	45%	42.5%
Expected term (years)	4.2	4.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$4.15	$4.30
Fair value ($) (per earnout share – Tranche 2)	$3.46	$3.58

The following table presents changes in Level 3 financial liabilities measured at fair value during the three months March 31, 2023:

Earnout Shares
Balance as of December 31, 2022	$90
Change in fair value	(3)
Balance as of March 31, 2023	$87

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

The fair values of the Company’s outstanding senior secured term loans are as follows:

	Fair	March 31, 2023		December 31, 2022
	Value	Carrying	Fair	Carrying	Fair
(in $ millions)	Hierarchy	amount (1)	value	amount (1)	value
Senior secured initial term loans	Level 2	$235	$224	$235	$220
Senior secured tranche B-3 term loans	Level 3	$987	$1,017	$987	$1,017
Senior secured tranche B-4 term loans	Level 3	$131	$137	$—	$—
(1)	Outstanding principal amount of the relevant class of senior secured term loans less unamortized debt discount and debt issuance costs with respect to such loans.

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

(19) Related Party Transactions

The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders affiliates and the Company’s affiliates.

Commercial Agreements

The Company has various commercial agreements with the affiliates of Amex Coop. In respect of such agreements, included in the operating costs are costs of approximately $7 million and $5 million for the three months ended March 31, 2023 and 2022, respectively. Revenues also include revenue from affiliates of Amex Coop of approximately $6 million and $5 million for the three months ended March 31, 2023 and 2022, respectively. Amounts payable to affiliates of Amex Coop under these agreements, which include amounts collected by the Company on behalf of affiliates of Amex Coop, as of March 31, 2023 and December 31, 2022, were $61 million and $24 million, respectively. Amounts receivable from affiliates of Amex Coop under these agreements was $5 million and $15 million as of March 31, 2023 and December 31, 2021, respectively. The parties had amended the terms of certain of these commercial arrangements that were effective upon the closing of the Business Combination in May 2022.

Apart from above, there are certain tax indemnity and other agreements between the Company and affiliates of Amex Coop. Amounts payable to affiliates of Amex Coop in respect of such agreements was $2 million as of both March 31, 2023 and December 31, 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

License of American Express Marks

Effective upon closing of the Business Combination in May 2022, GBT Travel Services UK Limited (“GBT UK”), an indirect wholly owned subsidiary of GBTG, and an affiliate of Amex Coop, entered into a long-term, 11-year amended and restated trademark license agreement (unless earlier terminated or extended) pursuant to which GBT UK was granted an exclusive, non-assignable, worldwide, royalty-free license to use, and the right to sublicense to all wholly owned operating subsidiaries of GBTG and other permitted sublicensees the right to use, the American Express trademarks used in the American Express Global Business Travel brand, and the American Express GBT Meetings & Events brands for business travel, meetings and events, business consulting and other services related to business travel (“Business Travel Services”). The amended and restated trademark license agreement also provides GBTG the flexibility to operate non-Business Travel Services businesses under brands that do not use any trademarks owned by American Express, subject to certain permissibility and other requirements.

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

New Shareholders Agreement

At the closing of the Business Combination in May 2022, GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into a Shareholders Agreement (the “New Shareholders Agreement”). The New Shareholders Agreement sets forth various restrictions, limitations and other terms concerning the transfer of equity securities of GBTG and GBT JerseyCo by the parties thereto (other than, in most circumstances, the A ordinary shares of GBT JerseyCo). Among other matters, and subject to certain terms, conditions and exceptions, the New Shareholders Agreement prohibits each Continuing JerseyCo Owner, severally and not jointly, from effecting transfers of such equity securities to certain specified restricted persons, as well as transfers that would violate applicable securities laws or cause GBT JerseyCo to be treated other than as a pass-through entity for U.S. federal income tax purposes.

The New Shareholders Agreement specifies the initial composition of the GBTG Board, effective immediately upon the closing and sets out the composition and appointment of the GBTG Board. The New Shareholders Agreement also requires (subject to certain specified conditions and exceptions including those described below) the approval of each Continuing JerseyCo Owner for GBTG or its subsidiaries to take certain actions, including: (i) the redemption, cancellation or repayment of any equity securities of GBTG or GBT JerseyCo, other than on a pro rata basis from all shareholders; (ii) dividends or distributions, other than on a pro rata basis; (iii) any share exchanges, splits, combinations and similar actions with respect to one or more, but not all, classes or series of GBTG or GBT JerseyCo shares; (iv) amendments to GBT JerseyCo’s organizational documents that relate specifically and solely to rights, priorities and privileges of the B ordinary shares or the C ordinary shares of GBT JerseyCo, as applicable; or (v) any agreement or commitment to do any of the foregoing. Further, the New Shareholders Agreement provides for various provisions for shareholder rights, termination of such rights, cash distributions to satisfy tax liabilities of the GBT JerseyCo’s shareholders, etc. subject to certain terms and conditions as set out in the agreement.

Advisory Services Agreement

Certares Management Corp. (“Certares”), an indirect equity owner of the Company, provided certain advisory services to the Company under the Advisory Services Agreement which was terminated upon the closing of the Business Combination in May 2022. For the three months ended March 31, 2022,the Company accrued fees under this agreement of less than $1 million. As of both March 31, 2023 and December 31, 2022, the Company had $5 million as amounts payable to Certares under this agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial and Operating Agreements with Expedia

An affiliate of GBTG and an affiliate of Expedia entered into a ten-year term marketing partner agreement to provide GBTG’s business clients with access to Expedia group’s hotel content. As a result of this agreement, the Company recognized revenue of $38 million and $19 million for the three months ended March 31, 2023 and 2022, respectively. The Company had $19 million and $18 million receivable from the affiliate of Expedia as of March 31, 2023 and December 31, 2022, respectively.

GBT UK has entered into a Transition Services Agreement with Expedia, Inc. (the “Egencia TSA”), pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provide certain transition services to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to the Company. For the three months ended March 31, 2023 and 2022, the total cost charged to the Company was approximately $8 million and $11 million, respectively, that was included in the Company’s consolidated statements of operations. As of March 31, 2023 and December 31, 2022 the Company had a payable to Expedia Inc. of $7 million and $8 million, respectively. Further, as of both March 31, 2023 and December 31, 2022, Egencia had a net receivable of $4 million from Expedia, primarily on account of net cash collected from customers by Expedia on behalf of Egencia.

As of both March 31, 2023 and December 31, 2022, the Company had $15 million payable to Expedia on account of a loss contingency recognized in 2022. In April 2023, the Company settled $3 million of the liability by issuing its Class A Common Stock (see note 20 – Subsequent Events).

(20) Subsequent Events

In April 2023, pursuant to an agreement with Expedia, the Company issued 413,668 Class A Common Stock to Expedia to settle, in part, $3 million of liability for loss contingency accrued in 2022.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	changes to projected financial information or our ability to achieve our anticipated growth rate and execute on industry opportunities;
●	our ability to maintain our existing relationships with customers and suppliers and to compete with existing and new competitors;
●	various conflicts of interest that could arise among us, affiliates and investors;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
●	the impact of the COVID-19 pandemic, geopolitical conflicts and related changes in base interest rates, inflation and significant market volatility on our business, the travel industry, travel trends and the global economy generally;
●	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
●	the effect of a prolonged or substantial decrease in global travel on the global travel industry;
●	political, social and macroeconomic conditions (including the widespread adoption of teleconference and virtual meeting technologies which could reduce the number of in-person business meetings and demand for travel and our services); and
●	the effect of legal, tax and regulatory changes.
●	other factors detailed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

We are at the center of the global B2B travel ecosystem, managing the end-to-end logistics of business travel and providing an important link between businesses, their employees, travel suppliers and other industry participants. We service our clients in the following ways:

●	Our portfolio of travel management solutions, built around and targeting the needs of key client segments we serve, provide extensive access to flights, hotel rooms, car rentals and other travel services as well as meeting and events solutions, including exclusive negotiated content, supported by a full suite of services that allows our clients to design and operate an efficient travel program and solve complex travel requirements across all stages of the business process from planning, booking, on trip, and post trip activities.
●	Our award-winning client facing proprietary platforms are built to deliver business value through optimized user experiences across the act of business travel. These platforms, accessible over Web and Mobile interfaces and powered by our data management infrastructure, are built by one of the world’s largest product engineering teams dedicated to driving technical innovation across the business travel industry. These client facing platforms are known to the market as:
●	Egencia: primarily focuses on digital-first clients (more than 90% of transactions were served through digital channels in 2022) who value a simple, easy to use and standardized end-to-end solution.
●	The GBT platform: is a modular solution primarily focused on flexibility of service offerings; seamlessly integrating a wide range of third-party and proprietary software and services into one complete travel solution designed and built around the needs of each customer.
●	GBT Partner Solutions extends our platform to Network Partners, travel management companies and independent advisors, by offering them access to our differentiated content and technology. Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
●	GBT Supply MarketPlace provides travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing, the complex needs of our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients.

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

In May 2022, we executed long-term commercial agreements with American Express, including the A&R Trademark License Agreement, pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, and the American Express GBT Meetings & Events brand for business travel, meetings and events, business consulting and other services related to business travel, in each case on an exclusive and worldwide basis. The term of the A&R Trademark License Agreement is for 11 years from the closing date, unless earlier terminated or extended. The American Express brand, consistently ranked as one of the most valuable brands in the world, brings with it a reputation for service excellence. We believe our partnership with American Express has been an important component of our value proposition. Under our commercial agreements with American Express, we exclusively provide business travel and meetings and events services to American Express personnel, subject to limited exceptions, engage in mutual global lead generation activities with American Express for our respective services and continue to exclusively promote American Express payment products to our clients and to make those products available for use by our own personnel in connection with our business.

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

Impact of the COVID-19 Pandemic

The outbreak of COVID-19 severely restricted the level of economic activity around the world beginning in 2020. Government measures implemented then to contain the spread of COVID-19, such as imposing restrictions on travel and business operations, limited business travel significantly below 2019 levels.

Since then, many countries have vaccinated a reasonable proportion of their population, and the spread the of the virus is now being contained to varying degrees in different countries. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, many COVID-19 related travel restrictions have been lifted with countries around the world reopening their borders for foreign travel and clients becoming more comfortable traveling. This has led to a moderation, and to an extent recovery, of the more severe declines in business travel bookings experienced at height of the pandemic and periods of resurgence. We have seen improvement in our transaction volume since the third quarter of 2021 and while the global travel activity has since shown a recovery trend it still remains below 2019 levels. Although our results for the three months ended March 31, 2022 included a strong recovery from the pandemic when compared to the same periods in 2020 and 2021, the Omicron variant of COVID-19 limited the recovery of our business during that period, such that the results for the three months ended March 31, 2023 reflect notable improvement in comparison.

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

	Three months ended		Change favorable /
	March 31,		(unfavorable)
(in $ millions, except percentages)	2023	2022	$	%
Key Operating Metrics
TTV	$7,422	$3,943	$3,479	88%
Transaction Growth	61%	389%
Key Financial Metrics
Revenue	578	350	228	65%
Total operating expense	587	446	(141)	(32)%
Net loss	(27)	(91)	64	70%
Net cash used in operating activities	(77)	(154)	77	50%
EBITDA	45	(53)	98	184%
Adjusted EBITDA	99	(28)	127	455%
Adjusted Operating Expenses	479	377	(102)	(27)%
Free Cash Flow	(109)	(175)	66	37%

	As of	As of
	March 31,	December 31,
	2023	2022
Net Debt	$1,035	$919

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

For the three months ended March, 31 2023, TTV increased by $3,479 million, or 88%, to $7,422 million compared to the three months ended March 31, 2022. The increase in TTV was primarily due to the lifting of travel restrictions that were introduced by governments in response to the COVID-19 pandemic, which remained in place during the three months ended March 31, 2022 due to the COVID-19 Omicron variant.

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

For the three months ended March 31, 2023, Transaction Growth of 61% was primarily due to the lifting of travel restrictions that were introduced by governments in response to the COVID-19 pandemic, which remained in place during the three months ended March 31, 2022 due to the COVID-19 Omicron variant.

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

We define Adjusted EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring costs, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, long-term incentive plan costs, certain corporate costs, fair value movements on earnout derivative liabilities, foreign currency gains (losses), non- service components of net periodic pension benefit (costs) and gains (losses) on disposal of businesses.

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

Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Three months ended March 31,
(in $ millions)	2023	2022
Net loss	$(27)	$(91)
Interest expense	34	19
Benefit from income taxes	(8)	(25)
Depreciation and amortization	46	44
EBITDA	45	(53)
Restructuring (a)	23	2
Integration costs (b)	8	9
Mergers and acquisitions (c)	—	1
Equity-based compensation (d)	19	3
Fair value movements on earnout derivative liabilities (e)	(3)	—
Other adjustments, net (f)	7	10
Adjusted EBITDA	$99	$(28)
Net loss Margin	(5)%	(26)%
Adjusted EBITDA Margin	17%	(8)%

Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended March 31,
(in $ millions)	2023	2022
Total operating expenses	$587	$446
Adjustments:
Depreciation and amortization	(46)	(44)
Restructuring (a)	(23)	(2)
Integration costs (b)	(8)	(9)
Mergers and acquisitions (c)	—	(1)
Equity-based compensation (d)	(19)	(3)
Other adjustments, net (f)	(12)	(10)
Adjusted Operating Expenses	$479	$377
(a)	Represents severance and related expenses due to restructuring activities.
(b)	Represents expenses related to the integration of businesses acquired.
(c)	Represents expenses related to business acquisitions, including potential business acquisitions, and includes pre-acquisition due diligence and related activities costs.
(d)	Represents non-cash equity-based compensation expense related to equity incentive awards to certain employees.
(e)	Represents fair value movements on earnout derivative liabilities during the periods.
(f)	Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $7 million and $9 million for the three months ended March 31, 2023 and 2022, respectively, (ii) litigation and professional services costs of $5 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange (gains) loss of $(6) million and $2 million for the three months ended March 31, 2023 and 2022, respectively, and (ii) non-service component of our net periodic pension benefit related to our defined benefit pension plans of $1 million and $(2) million for the three months ended March 31, 2023 and 2022, respectively.

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

Travel Revenues: Travel Revenues include all revenue relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds. The major components of our Travel Revenues are:

●	Client Fees: We typically charge clients transaction fees for arranging travel.
●	Supplier Fees: Travel suppliers pay us for distributing and promoting their content. The mechanism varies by supplier, but the amount is usually a volume-linked fee. This includes fees from the three major global distribution services providers.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following is a discussion of our results of the consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three months ended		Change
	March 31,		favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Revenue	$578	$350	$228	65%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	241	173	(68)	(40)%
Sales and marketing	103	74	(29)	(38)%
Technology and content	98	90	(8)	(9)%
General and administrative	76	63	(13)	(17)%
Restructuring charges	23	2	(21)	n/m
Depreciation and amortization	46	44	(2)	(6)%
Total operating expenses	587	446	(141)	(32)%
Operating loss	(9)	(96)	87	91%
Interest expense	(34)	(19)	(15)	(75)%
Fair value movements on earnout derivative liabilities	3	—	3	n/m
Other income, net	5	—	5	n/m
Loss before income taxes and share of losses from equity method investments	(35)	(115)	80	69%
Benefit from income taxes	8	25	(17)	(66)%
Share of losses from equity method investments	—	(1)	1	88%
Net loss	$(27)	$(91)	$64	70%

n/m — percentage calculated not meaningful

Revenues

	Three months ended		Change
	March 31,		favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Travel revenue	$467	257	$210	82%
Products and professional services revenue	111	93	18	19%
Total revenue	$578	350	$228	65%

For the three months ended March 31, 2023, our total revenue increased by $228 million, or 65%, primarily due to increase in volume driven by the lifting of travel restrictions that were introduced by governments in response to Omicron variant of COVID-19, during the three months ended March 31, 2022. Revenue yield during the three months ended March 31, 2023 was 7.8%. Yield is calculated as TTV divided by total revenue.

Travel Revenue increased by $210 million, or 82%, primarily due to Transaction Growth as travel restrictions that were introduced by governments, in response to Omicron variant of COVID-19, during the three months ended March 31, 2022 were lifted.

Product and Professional Services Revenue increased $18 million, or 19%, primarily due to increased management fees and meetings and events revenue driven by strengthened demand.

Cost of Revenue

	Three months ended		Change
	March 31,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Cost of revenue (excluding depreciation and amortization)	$241	$173	$(68)	(40)%

For the three months ended March 31, 2023, cost of revenue increased by $68 million, or 40%, primarily due to increase in volume driven by the lifting of travel restrictions that were introduced by governments, in response to Omicron variant of COVID-19, during the three months ended March 31, 2022.

Salaries and benefits expenses related to cost of revenue increased by $38 million, or 28%, due to (i) an increase in the number of travel care employees employed to meet the increased transactions resulting in an additional $33 million of expense, and (ii) a decrease in government funds of $5 million received in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses during the three months ended March 31, 2022.

Other cost of revenue increased by $30 million, or 83%, primarily due to an increase in data processing costs and merchant and professional fees to meet the increase in transaction volume driven by the recovery from the COVID-19 pandemic.

Sales and Marketing

	Three months ended		Change
	March 31,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Sales and marketing	$103	$74	$(29)	(38)%

For the three months ended March 31, 2023, sales and marketing expenses increased by $29 million, or 38%, primarily due to increase in volume driven by the lifting of travel restrictions that were introduced by governments, in response to Omicron variant of COVID-19, during the three months ended March 31, 2022.

Salaries and benefits expenses related to sales and marketing increased by $22 million, or 35%, due to (i) increase in salaries and benefits, including employee incentive costs, due to hiring of additional personnel to manage and support our sales growth, (ii) an increase of non-cash equity incentive expense of $6 million and (iii) a decrease in government funds of $3 million received in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses during the three months ended March 31, 2022.

Other sales and marketing expenses increased by $7 million, or 58%, primarily due to incremental spend to meet the increase in transaction volume driven by the recovery from the COVID-19 pandemic.

Technology and Content

	Three months ended		Change
	March 31,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Technology and content	$98	$90	$(8)	(9)%

For the three months ended March 31, 2023, technology and content costs increased by $8 million, or 9%, primarily due to increase in volume driven by the lifting of travel restrictions that were introduced by governments, in response to Omicron variant of COVID-19, during the three months ended March 31, 2022.

Salaries and benefits expenses related to technology and content increased by $6 million, or 15%, primarily due to (i) increase in the salaries and benefits, including employee incentive costs, due to hiring of additional personnel to manage and support the increase in transaction volume, and (ii) an increase of non-cash equity incentives of $3 million.

Other technology and content costs increased marginally by $2 million, or 4%.

General and Administrative

	Three months ended		Change
	March 31,		favorable/ (unfavorable)
(in $ millions)	2023	2022	$ %
General and administrative	$76	$63	$(13)	(17)%

For the three months ended March 31, 2023, general and administrative expenses increased by $13 million, or 17%, due to increases in both salaries and benefits expenses and other general and administrative costs.

Salaries and benefits expenses related to general and administrative increased by $3 million, or 6%, primarily due to increase of non-cash equity incentives.

Other general and administrative expenses increased by $10 million, or 33%, primarily due to increase in head office costs including professional fees, facilities, data processing and certain other corporate expenses.

Restructuring charges

For the three months ended March 31, 2023, restructuring charges of $23 million primarily related to severance and related benefits costs resulting from a reduction in workforce on account of changes to our internal operating model.

Depreciation and Amortization

For the three months ended March 31, 2023, depreciation and amortization increased marginally by $2 million, or 6%.

Interest Expense

For the three months ended March 31, 2023, interest expense increased by $15 million, or 75%, primarily due to higher amount of outstanding term loan debt and higher interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, partially offset by the benefit resulting from interest rate swaps.

Fair Value Movements on Earnout Derivative Liabilities

During the three months ended March 31, 2023, the fair value movement of our derivative liabilities related to our non-employee earnout shares resulted in a credit of $3 million to our consolidated statement of operations.

Other Income, net

For the three months ended March 31, 2023, other income, net, increased by $5 million primarily due to favorable changes in foreign exchange rates, offset by increased costs related to non-service components of net periodic pension cost.

Benefit from Income Taxes

GBT JerseyCo is tax resident in the U.K. and is treated as a partnership for U.S. federal income tax purposes. As a partnership, GBT JerseyCo is itself generally not subject to U.S. federal income tax under current U.S. tax laws, and any taxable income or loss is passed through and included in the taxable income or loss of its members, including GBTG. GBTG is subject to U.S. federal income taxes with respect to its distributive share of the net taxable income or loss and any related tax credits of GBT JerseyCo. We are also subject to taxes for GBTG on a standalone basis in respect of any taxable gains or losses and deferred taxes related to its investment in GBT JerseyCo.

We are subject to taxes in the different jurisdictions in which we operate. Our effective tax rate differs from the statutory tax rate of 21% primarily due to different jurisdictional tax rates, together with the impact of permanent differences and GBTG’s incremental layer of taxation due to our Up-C structure. For the three months ended March 31, 2023, our effective tax rate was 23.88% resulting in income tax benefit of $8 million that was primarily in relation to the pre-tax loss arising in GBT JerseyCo. The impact on the effective tax rate of any permanent items and GBTG’s standalone tax position is more significant in the period as the pre-tax loss is lower in 2023 than 2022. Our effective income tax rate for the three months ended March 31, 2022 was 21.74%, primarily due to country rate differentials.

We believe we are well positioned to monetize both the historical and additional tax benefits in future periods.

Liquidity and Capital Resources

Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities under the senior secured credit agreement as well as cash and cash equivalent balances on hand. As of March 31, 2023 and December 31, 2022, our cash and cash equivalent balances were $320 million and $303 million, respectively. During the three months ended March 31, 2023 and 2022, our net cash used in operating activities was $77 million and $154 million, respectively, and our Free Cash Flow was $(109) million and $(175) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). The $50 million senior secured revolving credit facility remained undrawn at March 31, 2023.

In January 2023, we amended our senior secured credit facility and borrowed an additional principal amount of $135 million under a new senior secured tranche B-4 term loan facility (see note 10 – Long-term Debt).

We believe our liquidity is important given the limited ability to predict our future financial performance due to the uncertainty associated with the COVID-19 pandemic and potential economic slowdown due to prevailing adverse macro-economic conditions. Since March 2020, we have taken several measures to preserve our liquidity, including initiating a business response plan to the COVID-19 pandemic (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entering into several financial transactions, including debt financing / refinancing transactions and the consummation of the Business Combination. We further continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.

Based on our current operating plan, existing cash and cash equivalents, recovery of business travel indicated by recent volume trends, our mitigation measures taken or planned to strengthen our liquidity and financial position, along with our available funding capacity and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Furthermore, we cannot assure you that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the senior secured credit agreement in the future. In addition, utilization of the senior secured revolving credit facility may be effectively limited to the extent we are unable to comply with the additional borrowing conditions that apply during the suspension period or with the leverage-and liquidity-based financial covenant requirements for such facility contained in the senior secured credit agreement when required.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended		Change
	March 31,		favorable / (unfavorable)
(in $ millions)	2023	2022	$
Net cash used in operating activities	$(77)	$(154)	$77
Net cash used in investing activities	(32)	(21)	(11)
Net cash from (used in) financing activities	122	(7)	129
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(3)	7
Net increase (decrease) in cash, cash equivalents and restricted cash	$17	$(185)	$202

Cash Flows for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

As of March 31, 2023, we had $333 million of cash, cash equivalents and restricted cash, an increase of $17 million compared to December 31, 2022. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $77 million compared to $154 million for the three months ended March 31, 2022. The increase in cash flows from operating activities of $77 million was primarily due to reduced net losses before considering non-cash charges offset by higher cash interest paid and increased usage of working capital.

Investing Activities

During the three months ended March 31, 2023, cash used in investing activities increased by $11 million due to increased investments in property and equipment.

Financing Activities

During the three months ended March 31, 2023, net cash from financing activities of $122 million was primarily due to: (i) $131 million of proceeds received from borrowings under the senior secured tranche B-4 term loan facilities, net of discount, partially offset by (ii) $3 million repayment of principal amount of senior secured term loans and finance leases, and (iii) $8 million cash paid for taxes withheld upon vesting / exercise of equity awards. During the three months ended March 31, 2022, net cash used in financing activities of $7 million was due to $4 million of costs related to the Business Combination transaction and $3 million of repayment of a finance lease obligation and principal amount of quarterly term loan installment under the senior secured credit agreement.

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

Set forth below is a reconciliation of net cash used in operating activities to Free Cash Flow.

	Three months ended		Change
	March 31,		favorable /
(in $ millions)	2023	2022	(unfavorable)
Net cash used in operating activities	$(77)	$(154)	$77
Less: Purchase of property and equipment	(32)	(21)	(11)
Free Cash Flow	$(109)	$(175)	$66

For the three months ended March 31, 2023, Free Cash Flow was $ (109) million compared to Free Cash Flow of $(175) million for the three months ended March 31, 2022. The improvement of $66 million was due to a $77 million decrease in net cash used in operating activities as discussed above, offset by an increase of $11 million of cash outflows related to purchases of property and equipment.

Net Debt

The following table summarizes our Net Debt position as of March 31, 2023 and December 31, 2022:

(in $ millions)	March 31, 2023	December 31, 2022
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$239	$239
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026) (3)	135	—
Principal amount of senior secured revolving credit facility (Maturity – September 2026)(4)	—	—
Other borrowings	2	—
	1,376	1,239
Less: Unamortized debt discount and debt issuance costs	(21)	(17)
Total debt, net of unamortized debt discount and debt issuance costs	1,355	1,222
Less: Cash and cash equivalents	(320)	(303)
Net Debt	$1,035	$919
(1)	Stated interest rate of LIBOR + 2.50% as of March 31, 2023 and December 31, 2022.
(2)	Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of March 31, 2023 and LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of December 31, 2022.
(3)	Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of March 31, 2023.
(4)	Stated interest rate of SOFR + 0.1% + 6.25% (with a SOFR floor of 1%) as of March 31, 2023 and LIBOR + 2.25% as of December 31, 2022. The senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025.

We define Net Debt as total debt outstanding consisting of the current and non-current portion of long-term debt (defined as debt (excluding operating lease liabilities) with original contractual maturity dates of one year or greater), net of unamortized debt discount and unamortized debt issuance costs, minus cash and cash equivalents. Net Debt is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure is not a measurement of our indebtedness as determined under GAAP and should not be considered in isolation or as an alternative to assess our total debt or any other measures derived in accordance with GAAP or as an alternative to total debt. Management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe that certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.

Total debt, net of unamortized debt discount and debt issuance costs, was $1,355 million as of March 31, 2023 and $1,222 million as of December 31, 2022. As of March 31, 2023, Net Debt was $1,035 million compared to Net Debt of $919 million as of December 31, 2022. The increase in Net Debt of $116 million was primarily driven by $135 million of additional principal amount of senior secured tranche B-4 term loans borrowed during the three months ended March 31, 2023 (see note 10 – Long-term Debt), offset by a $17 million increase in cash and cash equivalent balance as of March 31, 2023 compared to December 31, 2022.

As of March 31, 2023, we were in compliance with all applicable covenants under the senior secured credit agreement.

Contractual Obligations and Commitments

In January 2023, we obtained an additional $135 million principal amount of tranche B-4 term loans and our benchmark interest rates on tranche B-3 term loans were changed from LIBOR to SOFR, along with changes to margins. As a result, as of March 31, 2023, our total debt obligation, including interest, was $1,911 million, with $154 million due within the next 12 months. Interest on the term loan is based on the LIBOR / SOFR plus applicable margin and excludes the effect of interest rate swaps. For purposes of this disclosure, we have used LIBOR / SOFR and margin rates as of March 31, 2023 for all future periods.

Apart from above, there has been no material change to our contractual obligations and commitments as compared to those disclosed in our Annual Report on Form 10-K.

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

For the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.

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

Except as discussed below, there were no material changes in our market risk during the three months ended March 31, 2023. For additional information, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates and we are exposed to changes in such floating interest rates. We have interest rate risk primarily related to borrowings under the senior secured credit agreement, which bear interest at a variable rate tied to LIBOR, SOFR or the applicable base rate plus a margin (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable), and, during certain periods, the margin applicable to certain term loan facilities thereunder will be based on a pricing grid that varies with the total leverage ratio (calculated in a manner set forth in the senior secured credit agreement). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of

March 31, 2023, $1,353 million of senior secured term loans were outstanding under the senior secured credit agreement, net of unamortized debt discount and unamortized debt issuance costs, and no borrowings or letters of credit were outstanding under the senior secured revolving credit facility as of such date.

Based on the outstanding debt under the senior secured credit agreement as of March 31, 2023, and assuming that our mix of debt instruments and other variables remain unchanged, but including the impact of expected receipts or payments of cash flows resulting from interest rate swap contracts, a hypothetical 100 basis points increase or decrease in LIBOR / SOFR would have increased or decreased our interest expense by $5 million on an annualized basis. In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this February 2022 interest rate swap contract and realized $23 million of cash. We simultaneously entered into another swap contract with substantially the same terms and conditions as the February 2022 swap, except the fixed interest rate component was changed. In March 2023, we amended the terms to change the reference rate for the variable leg from LIBOR to SOFR to match the reference rate on the underlying debt that was amended January 2023, and that is being hedged. Further, the interest rate on the fixed leg of the interest rate swap changed from 3.6858% to 3.6800%. The interest rate swap continues to be designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month SOFR exceeds 3.6800%.

In order to further hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities, in February 2023, we entered into another interest rate swap agreement for a notional amount of $300 million of debt for a period covering from March 2023 to March 2027. The terms of the agreement require us to receive a variable rate of three months U.S SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%. See note 10 – Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q for further discussion about our debt and interest rates. The interest rate swap contracts are considered as an accounting hedge under ASC 815. As of March 31, 2023, we had recognized $6 million of interest rate swap derivative asset and $7 million of interest rate swap derivative liability on our consolidated balance sheets.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

For the three months ended March 31, 2023, there were no material changes to the risk factors presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors. For further discussion of our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section title Risk Factors in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Egencia Equity Contribution Agreement

On April 19, 2023, we issued 413,668 shares of Class A Common Stock to Expedia in satisfaction of certain obligations owed by GBT JerseyCo to Expedia under the Equity Contribution Agreement, dated as of August 11, 2021, by and among Expedia, Inc., GBT JerseyCo and Juweel. A maximum of $15 million (based on a volume-weighted average price over a period prior to issuance) of Class A Common Stock (including the April 19, 2023 issuance) may be issued to Expedia from time to time in satisfaction of such obligations. The issuance was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. Such securities constitute registrable securities under the Registration Rights Agreement.

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
10.1

Amendment, Incremental Agreement and Reaffirmation, dated as of January 25, 2023, among GBT Group Services B.V., as the borrower, the other loan parties and lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2023).

10.2

Employment Contract, dated May 10, 2017, by and between GBT Travel Services UK Limited and Martine Gerow (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (Reg. 333-261820), filed with the SEC on December 21, 2021).

10.3

Supplemental Severance Agreement, dated December 2, 2021, by and between GBT Travel Services UK Limited and Martine Gerow (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-4 (Reg. 333-261820), filed with the SEC on December 21, 2021).

10.4	Employment Agreement, dated August 7, 2014, by and between GBT III, B.V. and Eric J. Bock.
10.5	Severance Protection Agreement, dated November 29, 2021, by and between GBT US LLC and Eric J. Bock.
10.6	GBT US LLC Deferred Compensation Plan, dated December 31, 2020.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Global Business Travel Group, Inc.

Date: May 9, 2023	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Martine Gerow
Martine Gerow
Chief Financial Officer (Principal Financial Officer)