Form 10-Q
period 2023-06-30
Global Business Travel Group, Inc.
filed 2023-08-10
CIK 1820872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Registrant’s telephone number, including area code: (646) 344-1290

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

As of August 7, 2023, the registrant had 465,033,204 shares of Class A common stock, par value $0.0001 per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in $ millions, except share and per share data)	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$335	$303
Accounts receivable (net of allowance for credit losses of $26 and $23 as of June 30, 2023 and December 31, 2022, respectively)	953	765
Due from affiliates	38	36
Prepaid expenses and other current assets	161	130
Total current assets	1,487	1,234
Property and equipment, net	228	218
Equity method investments	13	14
Goodwill	1,207	1,188
Other intangible assets, net	597	636
Operating lease right-of-use assets	51	58
Deferred tax assets	340	333
Other non-current assets	57	47
Total assets	$3,980	$3,728
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$386	$253
Due to affiliates	52	48
Accrued expenses and other current liabilities	447	452
Current portion of operating lease liabilities	17	17
Current portion of long-term debt	6	3
Total current liabilities	908	773
Long-term debt, net of unamortized debt discount and debt issuance costs	1,353	1,219
Deferred tax liabilities	19	24
Pension liabilities	146	147
Long-term operating lease liabilities	58	61
Earnout derivative liabilities	106	90
Other non-current liabilities	51	43
Total liabilities	2,641	2,357
Commitments and Contingencies (see note 11)
Stockholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 70,429,526 shares and 67,753,543 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	—	—
Class B common stock (par value $0.0001; 3,000,000,000 shares authorized; 394,448,481 shares issued and outstanding as of both June 30, 2023 and December 31, 2022) (1)	—	—
Additional paid-in capital	373	334
Accumulated deficit	(191)	(175)
Accumulated other comprehensive loss	(5)	(7)
Total equity of the Company’s stockholders	177	152
Equity attributable to non-controlling interest in subsidiaries	1,162	1,219
Total stockholders’ equity	1,339	1,371
Total liabilities and stockholders’ equity	$3,980	$3,728

(1)See note 20 - Subsequent Events

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in $ millions, except share and per share data)	2023	2022	2023	2022
Revenue	$592	$486	$1,170	$836
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	242	199	483	372
Sales and marketing	102	85	205	159
Technology and content	102	97	200	187
General and administrative	88	84	164	147
Restructuring charges	7	(5)	30	(3)
Depreciation and amortization	49	45	95	89
Total operating expenses	590	505	1,177	951
Operating income (loss)	2	(19)	(7)	(115)
Interest expense	(35)	(24)	(69)	(43)
Fair value movement on earnouts and warrants derivative liabilities	(19)	36	(16)	36
Other (loss) income, net	(5)	2	—	2
Loss before income taxes and share of losses from equity method investments	(57)	(5)	(92)	(120)
Benefit from income taxes	2	4	10	29
Share of losses from equity method investments	—	(1)	—	(2)
Net loss	(55)	(2)	(82)	(93)
Less: net loss attributable to non-controlling interests in subsidiaries	(41)	(23)	(66)	(114)
Net (loss) income attributable to the Company’s Class A common stockholders	$(14)	$21	$(16)	$21
Basic (loss) earnings per share attributable to the Company’s Class A common stockholders	$(0.23)	$0.44	$(0.27)	$0.44
Weighted average number of shares outstanding - Basic	61,852,280	48,867,969	61,118,570	48,867,969
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.23)	$—	$(0.27)	$(0.21)
Weighted average number of shares outstanding - Diluted	61,852,280	444,320,221	61,118,570	444,320,221

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in $ millions)	2023	2022	2023	2022
Net loss	$(55)	$(2)	$(82)	$(93)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	4	(74)	13	(90)
Unrealized gains on cash flow hedge, net of tax:
Unrealized gains on cash flow hedges arising during the period	14	4	3	13
Unrealized gains on cash flow hedges reclassed to interest expense	(2)	—	(4)	—
Amortization of actuarial (loss) gain and prior service cost in net periodic pension cost, net of tax	(1)	1	(1)	1
Other comprehensive income (loss), net of tax	15	(69)	11	(76)
Comprehensive loss	(40)	(71)	(71)	(169)
Less: Comprehensive loss attributable to non-controlling interests in subsidiaries	(28)	(88)	(57)	(186)
Comprehensive (loss) income attributable to the Company’s Class A common stockholders	$(12)	$17	$(14)	$17

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(in $ millions)	2023	2022
Operating activities:
Net loss	$(82)	$(93)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	89
Deferred tax benefit	(13)	(31)
Equity-based compensation	41	8
Allowance for credit losses	7	1
Fair value movement on earnouts and warrants derivative liabilities	16	(36)
Other	5	4
Defined benefit pension funding	(14)	(19)
Proceeds from termination of interest rate swap	—	23
Changes in working capital:
Accounts receivable	(193)	(346)
Prepaid expenses and other current assets	(36)	(8)
Due from affiliates	—	(15)
Due to affiliates	8	—
Accounts payable, accrued expenses and other current liabilities	135	114
Net cash used in operating activities	(31)	(309)
Investing activities:
Purchase of property and equipment	(59)	(42)
Other	(5)	—
Net cash used in investing activities	(64)	(42)
Financing activities:
Proceeds from reverse recapitalization, net	—	269
Redemption of preference shares	—	(168)
Proceeds from senior secured term loans	131	200
Repayment of senior secured term loans	(1)	(1)
Repayment of finance lease obligations	(2)	(2)
Payment of debt financing costs	(2)	—
Other	(3)	—
Net cash from financing activities	123	298
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	32	(69)
Cash, cash equivalents and restricted cash, beginning of period	316	525
Cash, cash equivalents and restricted cash, end of period	$348	$456
Supplemental cash flow information:
Cash refund for income taxes (net of payments)	$—	$1
Cash paid for interest (net of interest received)	$70	$38
Dividend accrued on preferred shares	$—	$8
Non-cash additions for operating lease right-of-use assets	$5	$—
Non-cash additions for finance lease	$3	$—
Issuance of shares to settle liability	$4	$—

Cash, cash equivalents and restricted cash consist of:
	June 30,	December 31,
(in $ millions)	2023	2022
Cash and cash equivalents	$335	$303
Restricted cash (included in other non-current assets)	13	13
Cash, cash equivalents and restricted cash	$348	$316

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS’ EQUITY

(Unaudited)

									Equity
							Accumulated		attributable to
	Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	common stock		common stock (1)		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
(in $ millions, except share data)	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2022	67,753,543	—	394,448,481	—	$334	$(175)	$(7)	$152	$1,219	$1,371
Equity-based compensation	—	—	—	—	19	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards (see note 14)	2,849,386	—	—	—	1	—	—	1	—	1
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 14)	(1,103,937)	—	—	—	(8)	—	—	(8)	—	(8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(2)	—	(2)	(25)	(27)
Balance as of March 31, 2023	69,498,992	—	394,448,481	—	$346	$(177)	$(7)	$162	$1,190	$1,352
Equity-based compensation	—	—	—	—	22	—	—	22	—	22
Shares issued on vesting of / exercise of equity awards (see note 14)	355,125	—	—	—	1	—	—	1	—	1
Shares issued to settle liability (see note 19)	575,409	—	—	—	4	—	—	4	—	4
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2	13	15
Net loss	—	—	—	—	—	(14)	—	(14)	(41)	(55)
Balance as of June 30, 2023	70,429,526	—	394,448,481	—	373	(191)	(5)	177	1,162	1,339

															Equity
													Accumulated		attributable to
	Voting ordinary		Non-Voting		Profit		Class A		Class B		Additional		other	Total equity of	non-controlling	Total
	shares		ordinary shares		shares		common stock		common stock		paid-in	Accumulated	comprehensive	the Company’s	interest in	stockholders’
(in $ millions, except share data)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	capital	deficit	loss	stockholders	subsidiaries	equity
Balance as of December 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	$2,560	$(1,065)	$(162)	$1,333	$1	$1,334
Dividend on preferred shares	—	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(91)	—	(91)	—	(91)
Balance as of March 31, 2022	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	2,558	(1,156)	(169)	1,233	1	1,234
Dividend on preferred shares	—	—	—	—	—	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Equity-based compensation prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	2	—	—	2	—	2
Additional shares issued to Expedia	—	—	59,111	—	—	—	—	—	—	—	6	—	—	6	—	6
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)	—	(30)
Other comprehensive loss, net of tax, prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)	—	(40)
Reverse recapitalization, net	(36,000,000)	—	(8,473,083)	—	(800,000)	—	56,945,033	—	394,448,481	—	(2,322)	1,037	183	(1,102)	1,197	95
Equity-based compensation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Net income after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	21	—	21	7	28
Other comprehensive loss, net of tax, after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)	(25)	(29)
Balance as of June 30, 2022	—	—	—	—	—	—	56,945,033	—	394,448,481	—	$244	$(128)	$(30)	$86	$1,180	$1,266

(1)See note 20 - Subsequent Events

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

On December 2, 2021, GBT JerseyCo entered into a business combination agreement (“Business Combination Agreement”) with GBTG (formerly known as Apollo Strategic Growth Capital or “APSG”), a special purpose acquisition company, listed on the New York Stock Exchange (the “Business Combination”). The Business Combination closed on May 27, 2022 and GBT JerseyCo became a direct subsidiary of GBTG. The Business Combination was accounted for as a reverse recapitalization, whereby GBT JerseyCo was considered the accounting acquirer in the transaction and the predecessor entity of GBTG. Accordingly, no assets or liabilities were measured at fair value, and no goodwill or other intangible assets were recognized as a result of the Business Combination.

GBTG is a Delaware corporation and tax resident in the United States of America (“U.S.”).

The Company has one reportable segment.

Simplification of organization and capital structure

As of June 30, 2023 and prior to giving effect to the Corporate Simplification (as defined below):

(a)GBTG held its investments in GBT JerseyCo (a tax resident in the United Kingdom (“U.K.”)) and its subsidiaries through an umbrella partnership-C corporation structure (“Up-C structure”) and  GBT JerseyCo was considered a partnership for U.S. tax purposes;
(b)GBT JerseyCo’s holders of B Ordinary Shares were American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex Coop”), a resident of the Netherlands, Juweel Investors (SPC) Limited (a successor entity of Juweel Investors Limited) (“Juweel”), a resident of Cayman Islands, and EG Corporate Travel Holdings LLC (“Expedia”, and collectively, with Amex Coop and Juweel the “Continuing JerseyCo Owners”);
(c)GBTG owned A Ordinary Shares of GBT JerseyCo carrying 100% of voting interest and approximately 15% of economic interest in GBT JerseyCo, and Continuing JerseyCo Owners owned B Ordinary Shares of GBT JerseyCo carrying no voting interest and approximately 85% of economic interests in GBT JerseyCo; and
(d)Continuing JerseyCo Owners owned Class B Common Stock of GBTG carrying approximately 85% of voting interest and nominal economic interest in GBTG, and other public stockholders owned GBTG’s Class A Common Stock carrying approximately 15% of economic and voting interest in GBTG.

On July 10, 2023, GBTG entered into a series of transactions that simplified its organizational structure by eliminating the Company’s Up-C structure (the “Corporate Simplification”). See note 20 – Subsequent Events for further details.

Impact of COVID-19

There have been improvements in the Company’s business and operating conditions since the outset of the COVID-19 pandemic in March 2020; however, the Company cannot predict the long-term effects of the pandemic on its business. As travel restrictions have been relaxed and travel patterns return, the Company has seen gradual improvement in its key volume metrics during 2022 and through the first half of 2023. Although the Company’s results for the first quarter of 2022 included a strong recovery from the pandemic, the Omicron variant of COVID-19 limited the recovery of the Company’s business during that period. Consequently, the results for the six months ended June 30, 2023 include upside from such recovery in comparison to the same period in the prior year. The Company incurred a net loss of $82 million and had cash outflows from operations of $31 million during the six months ended June 30, 2023, compared to a net loss of $93 million and cash outflows from operations of $309 million during the six months ended June 30, 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Governments of multiple countries implemented several programs to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or deferrals and other financial aid. The Company participated in several of these government programs. During the three and six months ended June 30, 2022, the Company recognized in its consolidated statements of operations government grants and other benefits for salaries and wages of $1 million and $7 million, respectively, as a reduction of expenses. There were no government grants recognized in the consolidated statement of operations during the six months ended June 30, 2023. As of June 30, 2023, and December 31, 2022, the Company had a receivable of $1 million and $13 million, respectively, in relation to such government grants, which is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.

The Company believes its liquidity is important given the limited ability to predict its future financial performance due to the uncertainties associated with potential economic slowdown due to prevailing adverse macro-economic conditions. The Company has taken several measures to preserve and enhance its liquidity, including additional term loans in January 2023 (see note 10 – Long-term Debt) and restructuring initiatives (see note 9 –Restructuring and Related Costs). Apart from the expectation of the recovery in its business operations, the Company continues to further explore other capital market transactions, process rationalizations and cost reduction measures to improve its liquidity position. Based on the Company’s current and expected operating plan, existing cash and cash equivalents, the recovery of business travel indicated by recent volume trends, the Company’s mitigation measures taken or planned to strengthen its liquidity and financial position, along with the Company’s available funding capacity and cash flows from operations, the Company believes it has adequate liquidity to meet the future operational and other needs of the business for a minimum period of twelve months.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of GBTG, its wholly-owned subsidiaries and entities controlled by GBTG, including GBT JerseyCo. There are no entities that have been consolidated due to control through operating agreements, financing agreements or as the primary beneficiary of a variable interest entity. The Company reports the non-controlling ownership interests in subsidiaries that are held by third-party owners as equity attributable to non-controlling interests in subsidiaries on the consolidated balance sheets. The portion of income or loss attributable to third-party owners for the reporting periods is reported as net income (loss) attributable to non-controlling interests in subsidiaries on the consolidated statements of operations. The Company has eliminated intercompany transactions and balances in its consolidated financial statements.

For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of GBT JerseyCo and its wholly-owned subsidiaries. All intercompany accounts and transactions among GBT JerseyCo and its consolidated subsidiaries were eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, United States (the “SEC”) on March 21, 2023 (the “Annual Report on Form 10-K”). The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill and contingent consideration, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

taxes, valuation of pensions, interest rate swaps, earnout shares and contingencies. Actual results could differ materially from those estimates.

Many of the Company’s estimates and assumptions require increased judgment as a result of several macroeconomic conditions, including those resulting from long-term recovery from the COVID-19 pandemic. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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

Reference rate reforms

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including the London Interbank Offered Rate (“LIBOR”) expected to be discontinued because of reference rate reform, to a new reference rate. The provisions of this ASU impact contract modifications and other changes that occur while LIBOR is phased out. The guidance is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” As a result of the U.K. Financial Conduct Authority’s decision to extend the cessation date for publishing LIBOR rates from December 31, 2021 to June 30, 2023, the FASB decided to defer the sunset date of this topic from December 31, 2022 to December 31, 2024.

On January 25, 2023, the Company’s senior secured credit agreement was amended, which, among other things, replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark rate applicable to each of its senior secured tranche B-3 term loan facility and the senior secured revolving credit facility (see note 10 - Long-term Debt). The Company also amended its interest rate swap agreement to change its reference rate from LIBOR to SOFR (see note 17 - Derivatives and Hedging). The Company evaluated and applied optional expedients available under this guidance, as applicable, for such transactions and there was no material impact on the Company’s consolidated financial statements. The Company continues to evaluate and monitor developments and its assessment of this guidance during the LIBOR transition period.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3)   Revenue from Contracts with Customers

The Company disaggregates revenue based on (i) Travel Revenue which include all revenue relating to servicing a transaction, which can be air, hotel, car rental, rail or other travel-related booking or reservation, and (ii) Product and Professional Services Revenue which include all revenue relating to using the Company’s platform, products and value-added services. The following table presents the Company’s disaggregated revenue by nature of service. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2023	2022	2023	2022
Travel revenue	$479	$388	$946	$645
Products and professional services revenue	113	98	224	191
Total revenue	$592	$486	$1,170	$836

Payments from customers are generally received within 30-60 days of invoicing or from their contractual date agreed under the terms of contract. The Company evaluates collectability of accounts receivable based on a combination of factors and records reserves as described further in note 4 - Allowance for Expected Credit Losses.

Contract Balances

Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.

The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract
		liabilities
	Accounts	Client	Deferred
	receivable,	incentives, net	revenue
(in $ millions)	net (1)	(non-current)	(current)
Balance as of June 30, 2023	$952	$28	$27
Balance as of December 31, 2022	$752	$19	$19
(1)	Accounts receivable, net, exclude balances not related to contracts with customers.

Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the six months ended June 30, 2023, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $10 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2022.

Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $8 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next six months.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)   Allowances for Expected Credit Losses

The Company estimates expected credit losses upon recognition of the financial assets, which primarily comprise accounts receivable. The Company has identified the relevant risk characteristics of its customers and the related receivables, which include size, type (e.g., business clients vs. travel supplier and credit card vs. non-credit card customers) or geographic location of the customer, or a combination of these characteristics. The Company has considered the historical credit loss experience, current economic conditions, forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses on its accounts receivable. Other key factors that influence the expected credit loss analysis include customer demographics and payment terms offered in the normal course of business to customers. This is assessed at each quarter based on the Company’s specific facts and circumstances. The movement in Company’s allowance for credit losses for the six months ended June 30, 2023, is set out below:

(in $ millions)	Amount
Balance as of December 31, 2022	$23
Provision for expected credit losses during the period	7
Write-offs	(6)
Foreign exchange	2
Balance as of June 30, 2023	$26

Uncertain macroeconomic factors, including rising interest rates, potential recession or economic downturn, can have a significant effect on the allowance for credit losses as such conditions could potentially result in the restructuring or bankruptcy of customers. Further, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances has impacted the Company’s estimate of expected credit losses. Given such uncertainties, the Company cannot provide assurance that the assumptions used in its estimates will be accurate and actual write-offs may vary from such estimates of credit losses.

(5)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

	June 30,	December 31,
(in $ millions)	2023	2022
Prepaid travel expenses	$80	$52
Income tax receivable	26	26
Value added and similar taxes receivables	11	11
Other prepayments and receivables	44	41
Prepaid expenses and other current assets	$161	$130

(6)   Property and Equipment, Net

Property and Equipment consist of:

	June 30,	December 31,
(in $ millions)	2023	2022
Capitalized software for internal use	$408	$365
Computer equipment	63	71
Leasehold improvements	51	49
Furniture, fixtures and other equipment	9	5
Capital projects in progress	6	5
	537	495
Less: accumulated depreciation and amortization	(309)	(277)
Property and equipment, net	$228	$218

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Depreciation and amortization expense related to fixed assets was $27 million and $22 million for the three months ended June 30, 2023 and 2022, respectively, and $50 million and $43 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense includes amortization related to capitalized software for internal use amounting to $18 million and $15 million for the three months ended June 30, 2023 and 2022, respectively, and $34 million and $29 million for the six months ended June 30, 2023 and 2022, respectively.

(7)   Goodwill and Other Intangible Assets, Net

The following table sets forth changes in goodwill during the six months ended June 30, 2023:

(in $ millions)	Amount
Balance as of December 31, 2022	$1,188
Currency translation adjustments	19
Balance as of June 30, 2023	$1,207

There were no goodwill impairment losses recorded during the three and six months ended June 30, 2023 and 2022 and there are no accumulated goodwill impairment losses as of June 30, 2023.

The following table sets forth the Company’s other intangible assets with definite lives as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net
Trademarks/tradenames	$114	$(70)	$44	$116	$(69)	$47
Business client relationships	799	(274)	525	788	(240)	548
Supplier relationships	254	(226)	28	253	(213)	40
Travel partner network	4	(4)	—	4	(3)	1
Other intangible assets	$1,171	$(574)	$597	$1,161	$(525)	$636

Amortization expense relating to definite-lived intangibles was $22 million and $23 million for the three months ended June 30, 2023 and 2022, respectively, and $45 million and $46 million for the six months ended June 30, 2023 and 2022, respectively, which is included in depreciation and amortization in the consolidated statements of operations.

(8)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	June 30,	December 31,
(in $ millions)	2023	2022
Accrued payroll and related costs	$165	$196
Accrued operating expenses	151	147
Client deposits	42	56
Deferred revenue	27	19
Accrued restructuring costs (see note 9)	33	11
Value added and similar taxes payable	11	9
Income tax payable	4	4
Other payables	14	10
Accrued expenses and other current liabilities	$447	$452

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)   Restructuring and Related Costs

Employee Severance Costs

On January 24, 2023, the Company announced changes to its internal operating model. The Company expects to incur total pre-tax restructuring and related charges of approximately $30 million during the year ending December 31, 2023 in connection with the costs associated with implementing these changes, substantially all of which represent future cash expenditures for the payment of severance and related benefits costs resulting from a reduction in workforce. This strategic realignment and related actions are expected to be substantially complete by the end of 2023.

Facilities Consolidation and Rationalization

During the six months ended June 30, 2023, the Company undertook an initiative to consolidate and rationalize its office facilities at different geographical locations. The Company applied lease reassessment and modification guidance and evaluated the right-of-use assets for potential impairment. Where the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company accelerates the amortization of operating lease ROU asset and related leasehold improvements at those premises. Accelerated amortization is recognized from the date that the Company approves the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date.

The accelerated amortization of operating lease ROU asset is recorded as a component of general and administrative expense in the Company’s consolidated statements of operations. Accelerated amortization of any related leasehold improvements is recorded as a component of depreciation and amortization in the Company’s consolidated statements of operations. Estimated future costs related to other non-lease components (e.g., common area maintenance charges) were accrued as part of restructuring expense and recorded as a liability on the facilities abandonment date.

The table below sets forth accrued restructuring and related cost included in accrued expenses and other current liabilities, for the six months ended June 30, 2023:

	Employee	Facility -	Facility -
(in $ millions)	Related (1)	Non-Lease Related (1)	Lease Related (2)	Total
Balance as of December 31, 2022	$8	$3	$—	$11
Accruals	28	2	9	39
Non-cash items	—	—	(9)	(9)
Cash settled	(8)	—	—	(8)
Balance as of June 30, 2023	$28	$5	$—	$33
(1)	Charges are recorded within restructuring in the consolidated statements of operations and the liability is included within accrued expenses and other current liabilities.
(2)	Accelerated amortization of operating lease ROU assets of $6 million is included within general and administrative expense and accelerated amortization of leasehold improvements of $3 million is included within depreciation and amortization expense in the consolidated statements of operations.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10) Long-term Debt

The outstanding amount of the Company’s long-term debt consists of:

	June 30,	December 31,
(in $ millions)	2023	2022
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$238	$239
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026) (3)	135	—
Principal amount of senior secured revolving credit facility (Maturity – September 2026) (4)	—	—
Other borrowings (5)	5	—
	1,378	1,239
Less: Unamortized debt discount and debt issuance costs	(19)	(17)
Total debt, net of unamortized debt discount and debt issuance costs	1,359	1,222
Less: Current portion of long-term debt	(6)	(3)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,353	$1,219
(1)	Stated interest rate of LIBOR + 2.50% as of June 30, 2023 and December 31, 2022.
(2)	Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of June 30, 2023 and LIBOR + 6.50% (with a LIBOR floor of 1%) as of December 31, 2022.
(3)	Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of June 30, 2023.
(4)

Stated interest rate of SOFR + 0.1% + 6.25% (with a SOFR floor of 1%) as of June 30, 2023 and LIBOR + 2.25% as of December 31, 2022. The senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025.

(5)	Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.

On January 25, 2023, the senior secured credit agreement was amended to provide for additional term loans, for general corporate purposes, in an aggregate principal amount equal to $135 million (the “tranche B-4 term loans”). The tranche B-4 term loans have substantially the same terms as the existing loans under the senior secured credit agreement’s tranche B-3 term loan facility. The tranche B-4 term loans (i) mature on December 16, 2026, (ii) are issued at a discount of approximately 3%, and (iii) are to be repaid in full on the maturity date.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During each of the six months ended June 30, 2023 and 2022, the Company repaid the contractual quarterly installment of $1 million of the principal amount of senior secured initial term loans.

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

The senior secured revolving credit facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility are subject to customary borrowing conditions and to additional conditions during the covenant suspension period provided by the January 2023 amendment described above. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of June 30, 2023, the Company had utilized $7 million for letters of credit and had the balance of $43 million that remained undrawn under the senior secured revolving credit facility. As of December 31, 2022, no borrowings or letters of credit were outstanding under the senior secured revolving credit facility.

Interest on the senior secured credit facilities is payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans for the six months ended June 30, 2023 was approximately 11.3%.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The senior secured credit agreement also contains an additional financial covenant applicable solely to the senior secured revolving credit facility. After giving effect to the January 2023 amendment described above, such financial covenant requires the first lien net leverage ratio (calculated in a manner set forth under the senior secured credit agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which (a) the suspension period is not in effect and (b) the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeds 35% of the aggregate principal amount of the senior secured revolving credit facility. The senior secured credit agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the senior secured credit agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the period ended June 30, 2023.

As of June 30, 2023, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the senior secured credit agreement.

Events of Default

The senior secured credit agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the senior secured credit agreement or other enforcement actions customary for facilities of this type. As of June 30, 2023, no event of default existed under the senior secured credit agreement.

(11) Commitments and Contingencies

Purchase Commitment

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2023, the Company had approximately $205 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting and licensing contracts for information technology, of which $84 million relates to the twelve months ending June 30, 2024. These purchase commitments extend through 2031.

Guarantees

The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $26 million. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12) Income Taxes

As discussed in note 1 – Business Description and Basis of Presentation, GBTG is a Delaware corporation and tax resident in the U.S. GBTG holds an equity interest in GBT JerseyCo and its subsidiaries. Pursuant to the Corporate Simplification, the Up-C Structure was eliminated on July 10, 2023 and as a consequence GBT JerseyCo’s U.S. tax partnership status was terminated (see note 1 – Business Description and Basis of Presentation and note 20 – Subsequent Events). As of June 30, 2023, GBTG was subject to U.S. taxation on its 15% equity interest in GBT JerseyCo; however, from July 10, 2023, it is subject to U.S. taxation on 100% of its equity interest in GBT JerseyCo.

For the three and six months ended June 30, 2023, the Company’s income tax benefit was $2 million and $10 million, respectively, and its effective tax rate was 3% and 11%, respectively. GBTG’s effective tax rate for the three and six months ended June 30, 2023 differs from, and is lower than, the U.S. federal statutory tax rate of 21% primarily due to the non-taxable fair value loss on earnouts derivative liability and typical items such as return-to-tax provisions, additional state and local taxes and other non-deductible expenses.

For the three and six months ended June 30, 2022, GBTG’s income tax benefit was $4 million and $29 million, respectively, and its effective tax rate was 80% and 25%, respectively, primarily due to non-taxable fair value gain on earnouts and warrants derivative liability recorded during the second quarter of 2022.

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA is a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1.0 billion. This provision became effective for the Company from January 1, 2023, and did not have any material impact on the Company’s tax provision. The Company believes the impact of IRA is likely to be minimal for the foreseeable future.

(13) Earnout Shares

Certain stockholders and employees are entitled to additional consideration in the form of “earnout shares” of the Company’s Class A common stock, to be issued in tranches, when the Company’s Class A common stock’s price achieves certain market share price milestones within specified periods following the Business Combination transaction.

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

The fair value of the earnout shares was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility (see note 18 - Fair Value Measurements).

As of June 30, 2023 the fair value of the earnout shares liability was estimated to be $106 million. The Company recognized a loss on the fair value change in earnout shares liability of $19 and $16 million in its consolidated statement of operations for the three and six months ended June 30, 2023, respectively. The Company recognized a gain on the fair value change in earnout shares liability of $23 million in its consolidated statement of operations for the three and six months ended June 30, 2022.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 1, 2021, by individuals who participated in the exchange offer. The exchange offer expired on January 26, 2023. Pursuant to the terms of exchange offer:

●	10,088,754 stock options were cancelled,
●	2,699,885 stock options were automatically exercised on a cashless basis and
●	4,817,144 RSUs were granted under the 2022 Plan. The RSUs generally vest one-third on each of the first three anniversaries of the grant date, subject to continued employment by the participant through the applicable vesting date and are subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement.

Simultaneously with the closing of the exchange offer, certain individuals who were ineligible to participate in the exchange offer exercised an aggregate of 2,059,984 stock options and were granted an aggregate amount of 1,344,935 RSUs under the 2022 Plan as approved by the compensation committee.

The table below presents the activity of the Company’s stock options for the six months ended June 30, 2023:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price per	contractual	intrinsic value
	stock options	stock option	term (in years)	(in $ millions)
Balance as of December 31, 2022	36,397,677	$7.66
Cancelled pursuant to exchange offer	(10,088,754)	$10.36
Exercised (1)	(5,103,012)	$6.17
Forfeited	(122,725)	$14.58
Balance as of June 30, 2023	21,083,186	$7.04
Exercisable as of June 30, 2023	18,680,906	$6.62	3.1	$17
Expected to vest as of June 30, 2023	2,402,280	$10.26	8.3	—
(1)	The stock options exercised in the exchange offer, or simultaneously with the closing of the exchange offer, were settled on a cashless basis and were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to cover the stock option costs and taxes were 4,469,741 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees’ tax obligations to taxing authorities was $2 million and is reflected as a financing activity within the consolidated statements of cash flows. Further, as of June 30, 2023, for 30,000 options exercised, the shares were issued in July 2023.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2022 Equity Incentive Plan

During the six months ended June 30, 2023, apart from the RSUs granted as part of the stock option exchange offer discussed above, the Company granted 12,008,862 RSUs under the 2022 Plan to certain of its key employees and directors pursuant to the Company’s annual grant program. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A Common Stock at the date of grant. The table below presents the activity of the Company’s RSUs for the six months ended June 30, 2023:

		Weighted
		average grant
	Number of RSUs	date fair value
Balance as of December 31, 2022	11,288,745	$7.56
Granted	18,170,941	$6.64
Forfeited	(964,540)	$7.39
Vested (1)	(2,272,591)	$7.54
Balance as of June 30, 2023	26,222,555	$6.93
(1)	The RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 775,288 shares were withheld and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employees’ tax obligations to taxing authorities was $6 million and is reflected as a financing activity within the consolidated statements of cash flows.

Employee Stock Purchase Plan (“ESPP”)

The ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock through payroll deductions of up to 15% of their eligible compensation. Under the ESPP, there are two six-month offering periods - from February 15 through August 14 and August 15 through February 14 of each year. The price of the Company’s Class A Common Stock purchased under the ESPP is 85% of the fair market value of the Company’s Class A Common Stock on the end date of each six-month offering period. As of June 30, 2023, there were 11.1 million shares available for issuance under the ESPP. During the six months ended June 30, 2023, no shares were purchased under the ESPP.

Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended June 30, 2023 and 2022 amount to $22 million and $5 million, respectively (net of tax of $16 million and $4 million, respectively), and (ii) for the six months ended June 30, 2023 and 2022 amount to $41 million and $8 million, respectively (net of tax of $30 million and $6 million, respectively) and were included as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
(in $ millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of revenue (excluding depreciation and amortization)	$1	$—	$2	$—
Sales and marketing	11	2	18	3
Technology and content	5	1	8	1
General and administrative	5	2	13	4
Total	$22	$5	$41	$8

As of June 30, 2023, the Company expects compensation expense related to (i) unvested stock options of approximately $3 million to be recognized over the remaining weighted average period of 1.5 years, (ii) unvested RSUs of approximately $134 million to be recognized over the remaining weighted average period of 2.3 years and (iii) ESPP of less than $1 million to be recognized over a remaining service period of 1.5 months.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15) Stockholders’ Equity

GBTG’s authorized capital stock consists of:

(i)	3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of which 70,429,526 shares are issued and outstanding as of June 30, 2023;
(ii)	3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), of which 394,448,481 shares are issued and outstanding as of June 30, 2023 (see note 20 - Subsequent Events); and
(iii)	6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which is issued and outstanding as of June 30, 2023. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which is issued and outstanding as of June 30, 2023, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which is issued and outstanding as of June 30, 2023 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which is issued and outstanding as of June 30, 2023.

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

Other rights: Except as set forth in the Shareholders Agreement and the Exchange Agreement (see note 19 - Related Party Transactions), holders of shares of Class A Common Stock do not have preemptive, subscription, redemption or conversion rights.

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

Other rights: Except as set forth in the Shareholders Agreement and the Exchange Agreement (see note 19 - Related Party Transactions), holders of shares of Class B Common Stock do not have preemptive, subscription, redemption or conversion rights.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Exchange Agreement: The Continuing JerseyCo Owners (or certain permitted transferees thereof) have the right, on the terms and subject to the conditions of the Exchange Agreement, to exchange their GBT JerseyCo B Ordinary Shares (with automatic surrender for cancellation of an equal number of shares of GBTG’s Class B Common Stock) for shares of GBTG’s Class A Common Stock on a one-for-one basis, subject to customary adjustments for stock splits, dividends, reclassifications and other similar transactions or, in certain limited circumstances, at the option of the Exchange Committee, for cash. The Exchange Agreement also provides GBTG with the right to elect that such exchange be effected by the Continuing JerseyCo Owners (or certain permitted transferees thereof) transferring their GBT JerseyCo B Ordinary Shares and GBTG’s Class B Common Stock to the Company in exchange for the issuance by GBTG to such Continuing JerseyCo Owners of shares of GBTG’s Class A Common Stock (a “direct exchange”). On July 10, 2023, the Continuing JerseyCo Owners exercised such rights under the Exchange Agreement with respect to all of their GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock of GBTG and GBTG elected to effect the exchange as a direct exchange (see note 20 - Subsequent Events).

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

Distributions

There were no capital distributions to shareholders during the three and six months ended June 30, 2023 and 2022.

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

Sponsor Side Letter

In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, the Insiders, GBTG and GBT JerseyCo entered into a side letter (as amended on May 27, 2022, “Sponsor Side Letter”) pursuant to which approximately 8 million of the Sponsor Shares were deemed unvested and were subject to certain triggering events to occur within five years following the closing (the “Sponsor Side Letter Vesting Period”) for these shares to vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Class A Common Stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, approximately 5 million of the unvested Sponsor Shares will vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Class A Common Stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days the remaining approximately 3 million of the unvested Sponsor Shares will vest. To the extent that either of the aforementioned triggering events do not occur within the Sponsor Side Letter Vesting Period, such Sponsor Shares will be forfeited to and terminated by GBTG. The registered holder(s) of the unvested Sponsor Shares continue to be entitled to all of the rights of ownership thereof, including the right to vote and receive dividends and other distributions in respect thereof. The number of shares and the price targets listed above will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations, reclassifications, combinations or other like changes or transactions with respect to the Class A Common Stock. These shares are accounted for as part of earnout shares discussed above in note 13 – Earnout Shares.

Class A Common Stock purchased by the Sponsor in connection with the “private investment in public entity” transaction is not subject to the vesting or transfer restrictions described above.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2022	$(10)	$(1)	$4	$(7)
Net changes during the period, net of tax benefit of $0	13	(1)	(1)	11
Allocated to non-controlling interest	(11)	1	1	(9)
Balance as of June 30, 2023	$(8)	$(1)	$4	$(5)

			Unrealized gain on
	Currency	Defined	cash flow hedge and	Total accumulated
	translation	benefit plan	hedge of investments	other comprehensive
(in $ millions)	adjustments	related	in foreign subsidiary	loss
Balance as of December 31, 2021	$(38)	$(128)	$4	$(162)
Net changes prior to reverse recapitalization, net of tax benefit of $0	(59)	—	12	(47)
Allocated to non-controlling interest	85	112	(14)	183
Net changes post reverse recapitalization, net of tax benefit of $0	(4)	—	—	(4)
Balance as of June 30, 2022	$(16)	$(16)	$2	$(30)

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

The Company has issued and outstanding approximately 23 million earnout shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC 260, “Earnings Per Share,” earnout shares are excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Earnout shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer subject to forfeiture. Additionally, dividends accrued on earnout shares, if any, will be forfeited if the pricing thresholds for earnout shares are not met during the specified time period.

As the Company had net loss for the period, approximately 21 million of stock options and 26 million of RSUs have been excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2023, as their inclusion would have resulted in anti-dilutive effect on loss per share.

GBTG’s Class B Common Stock generally has only nominal economic rights (limited to the right to receive up to the par value in the event of a liquidation, dissolution or winding up of GBTG). As such, basic earnings (loss) per share of Class B Common Stock have

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

not been presented. As these shares can be converted to Class A Common Stock under the provisions of the Exchange Agreement, Class B Common Stock are considered as potential dilutive securities.

The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three months ended	Three months ended	Six months ended	Six months ended
(in $ millions, except share and per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator – Basic and diluted (loss) earnings per share:
Net (loss) income attributable to the Company’s Class A common stockholders (A)	$(14)	$21	$(16)	$21
Add: Net loss attributable to non-controlling interests in subsidiaries	(41)	(23)	(66)	(114)
Net loss attributable to the Company’s Class A common stockholders - Diluted (B)	$(55)	$(2)	$(82)	$(93)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	61,852,280	48,867,969	61,118,570	48,867,969
Assumed exercise of GBTG stock options	—	1,003,771	—	1,003,771
Assumed conversion of Class B Common Stock (1)	—	394,448,481	—	394,448,481
Weighted average number of Class A Common Stock outstanding – Diluted (D)	61,852,280	444,320,221	61,118,570	444,320,221

Basic (loss) earnings per share attributable to the Company’s Class A common stockholders: (A) / (C)	$(0.23)	$0.44	$(0.27)	$0.44

Diluted loss per share attributable to the Company’s Class A common stockholders: (B) / (D)	$(0.23)	$—	$(0.27)	$(0.21)

(1)	For the three and six months ended June 30, 2023, assumed conversion of Class B Common Stock has been excluded as their inclusion would have been anti-dilutive to basic loss per share.

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

Interest Rate Swap

The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. The Company has interest rate risk primarily related to its senior secured term loans under the senior secured credit agreement, which bear interest at a variable rate that is currently based on LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). In order to protect against potential higher interest costs resulting from anticipated increases in the benchmark rate for the senior secured tranche B-3 term loans, GBT Group Services B.V., a wholly owned subsidiary of GBTG and the borrower under the senior secured credit agreement, has entered into the following interest rate swap contracts that fixed the benchmark interest rate with respect to a portion of the senior secured tranche B-3 term loans:

Notional Amount
(in $ millions)	Period	Fixed Interest Rate
$ 600(1)	March 2023 to March 2025	3.680%
$ 300(2)	March 2023 to March 2027	4.295%
(1)	The terms of $600 million notional amount of interest rate swap were initially linked to LIBOR as the benchmark rate, with SOFR-based rate replacing LIBOR as the benchmark rate for such swap, commencing June 2023. In March 2023, the Company amended the terms of the agreement to replace LIBOR with SOFR as the benchmark rate that commenced from March 2023 and changed the fixed rate from 3.6856% to 3.6800%. The interest rate swap is designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month SOFR based-rate exceeds 3.680%.

In June 2022, the Company terminated a previous interest rate swap contract, entered into in February 2022, that was designated as a cash flow hedge (and had similar terms as the current $600 million notional amount of interest rate swap) realizing $23 million in cash. Under ASC 815, the Company has determined that the total amount of $23 million credited to the accumulated other comprehensive income in connection with the termination of the previous interest rate swap contract will be included in the consolidated statement of operations proportionately until March 2025 as an offset to interest expense as the interest payments are made over this period. As a result, during the three and six months ended June 30, 2023, the Company has reclassified $2 million and $4 million, respectively, from accumulated other comprehensive loss and recognized it as a credit to interest expense in its consolidated statement of operations.

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

Warrants and Earnout Shares

As a result of the Business Combination, GBTG has issued and outstanding earnout shares (see note 13 – Earnout Shares). For a period from the date of the Business Combination until October 2022, the Company also had warrants issued and outstanding, which were exchanged in full for shares of Class A Common Stock in October 2022. The non-employee earnout shares are classified as derivative liabilities under ASC 815 and are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2023, the number of non-employee earnout shares issued and outstanding were approximately 23 million. The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

	Balance sheet
(in $millions)	Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$13	$10
Interest rate swaps	Other non-current (liabilities)	$(1)	—
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	$106	$90

The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income (loss):

	Amount of gain/(loss) recognized in				Statement of	Amount of gain/(loss) recognized in
	other comprehensive income (loss)				operations location	statements of operations
	Three months ended		Six months ended			Three months ended		Six months ended
	June 30		June 30			June 30		June 30
	2023	2022	2023	2022		2023	2022	2023	2022
Derivatives designated as hedging instruments
Interest rate swap	$14	$4	$3	$13	NA	—	—	—	—
Interest rate swaps reclassed to statement of operations	(2)	—	(4)	—	Interest expense	$2	—	$4	—
Derivatives not designated as hedging instruments
Earnout Shares	—	—	—	—	Fair value movement on earnouts and warrants derivative liabilities	(19)	23	(16)	23
Warrants	—	—	—	—	Fair value movement on earnouts and warrants derivative liabilities	—	13	—	13
						$(17)	$36	$(12)	$36

During the three and six months ended June 30, 2023, the Company has reclassified $2 million and $4 million, respectively, from accumulated other comprehensive loss and recognized it as a credit to interest expense. The total gain of $8 million on the interest rate swap contract is expected to be reclassified to net earnings as a credit to interest expense within the next 12 months.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2023, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments— interest rate swaps and non-employee earnout shares. The fair value of the Company’s interest rate swaps has been primarily calculated by using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward LIBOR and/or SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of non-employee earnout shares is determined using the Monte Carlo method.

Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		Asset/ (Liability)
	Fair Value	June 30,	December 31,
(in $ millions)	Hierarchy	2023	2022
Interest rate swaps asset	Level 2	$13	$10
Interest rate swaps liability	Level 2	(1)	—
Non-employee earnout shares	Level 3	(106)	(90)

The fair value of earnout shares was estimated using the Monte Carlo method. Inherent in the Monte Carlo method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the earnout shares based on weighted average of its own share price volatility and implied historical volatility of select peer companies’ common stock that matches the expected remaining life of the earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.

The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	June 30,	December 31,
	2023	2022
Stock price ($)	$7.23	$6.75
Risk-free interest rate	4.33%	4.06%
Volatility	47.5%	42.5%
Expected term (years)	3.9	4.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$5.00	$4.30
Fair value ($) (per earnout share – Tranche 2)	$4.26	$3.58

The following table presents changes in Level 3 financial liabilities measured at fair value during the six months June 30, 2023:

Earnout Shares
Balance as of December 31, 2022	$90
Change in fair value	16
Balance as of June 30, 2023	$106

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company does not measure its debt at fair value in its consolidated balance sheets. Where the fair value of the Company’s long-term debt is determined based on quoted prices for identical or similar debt instruments when traded as assets, it is categorized within Level 2 of the fair value hierarchy. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectation of interest rates, credit risks and the contractual term of the debt instruments and is categorized within Level 3 of the fair value hierarchy.

The fair values of the Company’s outstanding senior secured term loans are as follows:

	Fair	June 30, 2023		December 31, 2022
	Value	Carrying		Carrying
(in $ millions)	Hierarchy	amount (1)	Fair value	amount (1)	Fair value
Senior secured initial term loans	Level 2	$235	$229	$235	$220
Senior secured tranche B-3 term loans	Level 3	$988	$1,018	$987	$1,017
Senior secured tranche B-4 term loans	Level 3	$131	$137	$—	$—
(1)	Outstanding principal amount of the relevant class of senior secured term loans less unamortized debt discount and debt issuance costs with respect to such loans.

The carrying amounts of cash and cash equivalents, accounts receivable, due from affiliates, other current assets, accounts payable, due to affiliates and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Certain assets and liabilities, including long-lived assets, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

(19) Related Party Transactions

The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders affiliates and the Company’s affiliates.

Commercial Agreements

The Company has various commercial agreements with the affiliates of Amex Coop. In respect of such agreements, included in the operating costs are costs of approximately $8 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and costs of $15 million and $11 million in charges from affiliates of Amex Coop for the six months ended June 30, 2023 and 2022, respectively. Revenues also include revenue from affiliates of Amex Coop of approximately $6 million and $5 million for the three months ended June 30, 2023 and 2022, respectively, and revenue of $12 million and $10 million for the six months ended June 30, 2023 and 2022, respectively. Amounts payable to affiliates of Amex Coop under these agreements, which include amounts collected by the Company on behalf of affiliates of Amex Coop, as of June 30, 2023 and December 31, 2022, were $35 million and $24 million, respectively. Amounts receivable from affiliates of Amex Coop under these agreements were $8 million and $15 million as of June 30, 2023 and December 31, 2022, respectively. The parties had amended the terms of certain of these commercial arrangements that were effective upon the closing of the Business Combination in May 2022.

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

Exchange Agreement

GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into an Exchange Agreement (the “Exchange Agreement”) which provides a right to the Continuing JerseyCo Owners to exchange their B Ordinary Shares of GBT JerseyCo for Class A Common Stock of GBTG on a one-for-one basis, with surrender and cancellation of Class B Common Stock held by them in GBTG. The Exchange Agreement also provides GBTG with the right to elect that such exchange be effected by the Continuing JerseyCo Owners (or certain permitted transferees thereof) transferring their GBT JerseyCo B Ordinary Shares and GBTG’s Class B Common Stock to the Company in exchange for the issuance by GBTG to such Continuing JerseyCo Owners of shares of GBTG’s Class A Common Stock (a “direct exchange”). On July 10, 2023, the Continuing JerseyCo Owners exercised such rights under the Exchange Agreement with respect to all of their GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock of GBTG and GBTG elected to effect the exchange as a direct exchange. See note 20 – Subsequent Events.

Shareholders Agreement

At the closing of the Business Combination in May 2022, GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement sets forth various restrictions, limitations and other terms concerning the transfer of equity securities of GBTG and GBT JerseyCo by the parties thereto (other than, in most circumstances, the A Ordinary Shares of GBT JerseyCo). Among other matters, and subject to certain terms, conditions and exceptions, the Shareholders Agreement prohibits each Continuing JerseyCo Owner, severally and not jointly, from effecting transfers of such equity securities to certain specified restricted persons, as well as transfers that would violate applicable securities laws. The Shareholders Agreement also sets out the composition and appointment of the GBTG Board, and provides for various provisions for transfer of shares, shareholder rights and termination of such rights. On July 10, 2023, the Continuing JerseyCo Owners entered into a letter agreement amending the Shareholders Agreement (the “SHA Amendment”) to, among other things, (i) reflect that the C Ordinary Shares of GBT JerseyCo owned by the Continuing JerseyCo Owners will be, upon the Class A Common Stock of GBTG meeting the price thresholds set forth in the Business Combination Agreement over the period of time set forth in the Business Combination Agreement, cancelled in exchange for shares of Class A Common Stock of GBTG, rather than into B Ordinary Shares of GBT JerseyCo and shares of Class B Common Stock of GBTG, which would be exchangeable for shares of Class A Common Stock of GBTG under the Exchange Agreement and (ii) modify tax related provisions to reflect that GBT JerseyCo will no longer be treated as a partnership for U.S. tax purposes.

Advisory Services Agreement

Certares Management Corp. (“Certares”), an indirect equity owner of the Company, provided certain advisory services to the Company under the Advisory Services Agreement which was terminated upon the closing of the Business Combination in May 2022. For the three and six months ended June 30, 2022, the Company accrued fees of less than $1 million and $1 million, respectively. As of both June 30, 2023 and December 31, 2022, the Company had $5 million as amounts payable to Certares under this agreement.

Commercial and Operating Agreements with Expedia

An affiliate of GBTG and an affiliate of Expedia entered into a ten-year term marketing partner agreement to provide GBTG’s business clients with access to Expedia group’s hotel content. As a result of this agreement, the Company recognized revenue of $44

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

million and $41 million for the three months ended June 30, 2023 and 2022, respectively, and $82 million and $60 million for the six months ended June 30, 2023 and 2022, respectively. The Company had $23 million and $18 million receivable from the affiliate of Expedia as of June 30, 2023 and December 31, 2022, respectively.

GBT UK has entered into a Transition Services Agreement with Expedia, Inc., pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provide certain transition services to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to the Company. The total cost charged to the Company for the three months ended June 30, 2023 and 2022, was approximately $6 million and $9 million, respectively, and for the six months ended June 30, 2023 and 2022, was $14 million and $20 million, respectively, which was included in the Company’s consolidated statements of operations within technology and content expense. As of June 30, 2023 and December 31, 2022 the Company had a payable to Expedia Inc. of $6 million and $8 million, respectively. Further, as of both June 30, 2023 and December 31, 2022, Egencia had a net receivable of $5 million from Expedia, primarily on account of net cash collected from customers by Expedia on behalf of Egencia.

During the three months ended June 30, 2023, pursuant to an agreement with Expedia, the Company issued 575,409 shares of Class A Common Stock to Expedia to settle, in part, $4 million of liability for loss contingency accrued in 2022. As of June 30, 2023, and December 31, 2022, the Company had $11 million and $15 million, respectively, that remained payable to Expedia in respect of this loss contingency.

Loan to equity affiliate

During the six months ended June 30, 2023, the Company provided a loan of $5 million to one of its equity affiliates of which $2 million is receivable in the next twelve months.

(20) Subsequent Events

Corporate Simplification

On July 10, 2023, GBTG entered into a series of transactions that simplified its organizational structure by eliminating the Company’s Up-C structure. As part of this Corporate Simplification, the Continuing JerseyCo Owners transferred all of their respective B Ordinary Shares of GBT JerseyCo and shares of Class B Common Stock of GBTG to GBTG in exchange for GBTG issuing to each Continuing JerseyCo Owner shares of its Class A Common Stock.

On July 10, 2023, GBTG also entered into an amendment to the Business Combination Agreement with GBT JerseyCo (the “BCA Amendment”) and the SHA Amendment, to provide, among other things, that the C Ordinary Shares of GBT JerseyCo owned by the Continuing JerseyCo Owners will be, upon the Class A Common Stock of GBTG meeting the price thresholds set forth in the Business Combination Agreement over the period of time set forth in the Business Combination Agreement, cancelled in exchange for shares of Class A Common Stock of GBTG, rather than into B Ordinary Shares of GBT JerseyCo and shares of Class B Common Stock of GBTG, which would be exchangeable for shares of Class A Common Stock of GBTG under the Exchange Agreement. The BCA Amendment also provides that certain rights of holders of the C Ordinary Shares of GBT JerseyCo with respect to dividends and distributions and with respect to potential payments upon the winding up of GBT JerseyCo that had been obligations of GBT JerseyCo under its organizational documents prior to the Corporate Simplification are now direct obligations of GBTG. Reciprocal amendments are reflected in the Fifth Amended and Restated Memorandum of Association of GBT JerseyCo and the Fourth Amended and Restated Articles of Association of GBT JerseyCo.

As a result of the Corporate Simplification:

●	GBTG issued Class A Common Stock to the Continuing JerseyCo Owners in exchange for all of the issued and outstanding B Ordinary Shares of GBT JerseyCo and all of the issued and outstanding shares of Class B Common Stock of GBTG held by them;
●	GBTG became the sole holder of all the issued and outstanding A Ordinary Shares of GBT JerseyCo; and

GLOBAL BUSINESS TRAVEL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

●	there are no shares of Class B Common Stock of GBTG or B Ordinary Shares of GBT JerseyCo that remain issued and outstanding.

The Corporate Simplification will result in:

●	no net income (loss) or shareholder’s equity being allocated to the Continuing JerseyCo Owners (as non-controlling interests) in the consolidated financial statements of the Company; and
●	tax distributions that were payable by GBT JerseyCo to the Continuing JerseyCo Owners under the Shareholders’ Agreement (arising from the U.S. tax partnership arrangement) will cease, with GBTG now assuming 100% of income tax liability for any incremental U.S. tax payable related to GBT JerseyCo’s income from international operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	changes to projected financial information or our ability to achieve our anticipated growth rate and execute on industry opportunities;
●	our ability to maintain our existing relationships with customers and suppliers and to compete with existing and new competitors;
●	various conflicts of interest that could arise among us, affiliates and investors;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
●	the impact of the COVID-19 pandemic, geopolitical conflicts and related changes in base interest rates, inflation and significant market volatility on our business, the travel industry, travel trends and the global economy generally;
●	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
●	the effect of a prolonged or substantial decrease in global travel on the global travel industry;
●	political, social and macroeconomic conditions (including the widespread adoption of teleconference and virtual meeting technologies which could reduce the number of in-person business meetings and demand for travel and our services);
●	the effect of legal, tax and regulatory changes;
●	the decisions of market data providers, indices and individual investors; and
●	other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 21, 2023 (Annual Report on Form 10-K).

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

We are at the center of the global B2B travel ecosystem, managing the end-to-end logistics of business travel and providing an important link between businesses, their employees, travel suppliers and other industry participants. We service our clients in the following ways:

●	Our portfolio of travel management solutions, built around and targeting the needs of key client segments we serve, provide extensive access to flights, hotel rooms, car rentals and other travel services as well as meeting and events solutions, including exclusive negotiated content, supported by a full suite of services that allows our clients to design and operate an efficient travel program and solve complex travel requirements across all stages of the business process from planning, booking, on trip, and post trip activities.
●	Our award-winning client facing proprietary platforms are built to deliver business value through optimized user experiences across the act of business travel. These platforms, accessible over Web and Mobile interfaces and powered by our data management infrastructure, are built by one of the world’s largest product engineering teams dedicated to driving technical innovation across the business travel industry. These client facing platforms are known to the market as:
o	Egencia: primarily focuses on digital-first clients (more than 90% of transactions were served through digital channels in 2022) who value a simple, easy to use and standardized end-to-end solution.
o	The GBT platform: is a modular solution primarily focused on flexibility of service offerings; seamlessly integrating a wide range of third-party and proprietary software and services into one complete travel solution designed and built around the needs of each customer.
●	GBT Partner Solutions extends our platform to Network Partners, travel management companies and independent advisors, by offering them access to our differentiated content and technology. Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
●	GBT Supply Market Place provides travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing, the complex needs of our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients.

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

On December 2, 2021, GBT JerseyCo entered into the Business Combination Agreement with Global Business Travel Group, Inc. or “GBTG”) (formerly known as Apollo Strategic Growth Capital or “APSG”). The Business Combination closed on May 27, 2022 and GBT JerseyCo became a direct subsidiary of GBTG through the transaction contemplated by the Business Combination Agreement. GBTG is a Delaware corporation and tax resident in the U.S. GBTG conducts its business through GBT JerseyCo, which up until July 10, 2023, was through an Up-C structure. On July 10, 2023, GBTG entered into a series of transactions that simplified the capital and organizational structure by eliminating the Up-C structure. See note 20 – Subsequent Events to our consolidated financial statements included in this Form 10-K.

In May 2022, we executed long-term commercial agreements with American Express, including the A&R Trademark License Agreement, pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, and the American Express GBT Meetings & Events brand for business travel, meetings and events, business consulting and other services related to business travel, in each case on an exclusive and worldwide basis. The term of the A&R Trademark License Agreement is until May 2033, unless earlier terminated or extended. The American Express brand, consistently ranked as one of the most valuable brands in the world, brings with it a reputation for service excellence. We believe our partnership with American Express has been an important component of our value proposition. Under our commercial agreements with American Express, we exclusively provide business travel and meetings and events services to American Express personnel, subject to limited exceptions, engage in mutual global lead generation activities with American Express for our respective services and continue to exclusively promote American Express payment products to our clients and to make those products available for use by our own personnel in connection with our business.

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

Impact of the COVID-19 Pandemic

There have been improvements in our business and operating conditions since the outset of the COVID-19 pandemic in March 2020; however, we cannot predict the long-term effects of the pandemic on our business. As travel restrictions have been relaxed and travel patterns return, we have seen gradual improvement in our key volume metrics during 2022 and through the first half of 2023. Although our results for the first quarter of 2022 included a strong recovery from the pandemic, the Omicron variant of COVID-19 limited the recovery of our business during that period. Consequently, our results for the six months ended June 30, 2023 include upside from such recovery in comparison to the same period in the prior year.

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

	Three months ended		Change favorable /		Six months ended		Change favorable /
	June 30,		(unfavorable)		June 30,		(unfavorable)
(in $ millions, except percentages)	2023	2022	$	%	2023	2022	$	%
Key Operating Metrics
TTV	$7,349	$6,527	$822	13%	$14,771	$10,470	$4,301	41%
Transaction Growth	12%	347%			32%	363%
Key Financial Metrics
Revenue	592	486	106	22%	1,170	836	334	40%
Total operating expense	590	505	(85)	(17)%	1,177	951	(226)	(24)%
Net loss	(55)	(2)	(53)	n/m	(82)	(93)	11	n/m
Net cash provided by (used in) operating activities	46	(155)	201	n/m	(31)	(309)	278	n/m
EBITDA	27	63	(36)	(55)%	72	10	62	682%
Adjusted EBITDA	106	47	59	126%	205	19	186	980%
Adjusted Operating Expenses	486	438	(48)	(11)%	965	815	(150)	(18)%
Free Cash Flow	19	(176)	195	n/m	(90)	(351)	261	74%

	As of	As of
	June 30,	December 31,
	2023	2022
Net Debt	$1,024	$919

n/m = Percentage calculated is not meaningful

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

For the three months ended June 30, 2023 TTV increased by $822 million, or 13%, to $7,349 million compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, TTV increased by $4,301 million, or 41%, compared to the six months ended June 30, 2022. The increase in TTV during the three and six months ended June 30, 2023, was primarily due to Transaction Growth, assisted in part by upside resulting from the impact of Omicron variant of the COVID-19 pandemic, which affected the results of three months ended March 31, 2022.

Transaction Growth (Decline)

Transaction Growth (Decline) represents year-over-year growth or decline as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a gross basis to include cancellations, refunds and exchanges. To calculate year-over-year growth or decline, we compare the total number of transactions in the comparative previous period/ year to the total number of transactions in the current period/year in percentage terms.

For the three months ended June 30, 2023, Transaction Growth was 12% compared to three months ended June 30, 2022. For the six months ended June 30, 2023, Transaction Growth was 32% compared to the six months ended June 30, 2022. Transaction Growth during these periods was primarily due to increased demand from business clients and an increase in international travel.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. Our non-GAAP financial measures are provided in addition, and should not be considered as an alternative, to other performance or liquidity measure derived in accordance with GAAP. Non-GAAP financial measures have limitations as analytical tools, and you should not consider them either in isolation or as a substitute for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of our non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.

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

We define Adjusted EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring costs (including charges resulting from facilities consolidation), integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, long-term incentive plan costs, certain corporate costs, fair value movements on earnout derivative liabilities, foreign currency gains (losses), non- service components of net periodic pension benefit (costs) and gains (losses) on disposal of businesses.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

We define Adjusted Operating Expenses as total operating expenses excluding depreciation and amortization and costs that management believes are non-core to the underlying business of the Company, consisting of restructuring costs (including charges resulting from facilities consolidation), integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, long-term incentive plan costs and certain corporate costs.

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

Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2023	2022	2023	2022
Net loss	$(55)	$(2)	$(82)	$(93)
Interest expense	35	24	69	43
Benefit from income taxes	(2)	(4)	(10)	(29)
Depreciation and amortization	49	45	95	89
EBITDA	27	63	72	10
Restructuring and related charges (a)	13	(5)	36	(3)
Integration costs (b)	10	8	18	17
Mergers and acquisitions (c)	—	1	—	2
Equity-based compensation (d)	22	5	41	8
Fair value movement on earnouts and warrants derivative liabilities (e)	19	(36)	16	(36)
Other adjustments, net (f)	15	11	22	21
Adjusted EBITDA	$106	$47	$205	$19
Net loss Margin	(9)%	—	(7)%	(11)%
Adjusted EBITDA Margin	18%	10%	18%	2%

Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2023	2022	2023	2022
Total operating expenses	$590	$505	$1,177	$951
Adjustments:
Depreciation and amortization	(49)	(45)	(95)	(89)
Restructuring and related charges (a)	(13)	5	(36)	3
Integration costs (b)	(10)	(8)	(18)	(17)
Mergers and acquisitions (c)	—	(1)	—	(2)
Equity-based compensation (d)	(22)	(5)	(41)	(8)
Other adjustments, net (f)	(10)	(13)	(22)	(23)
Adjusted Operating Expenses	$486	$438	$965	$815
(a)	Includes (i) employee severance costs/(reversals) of $5 million and $(5) million for the three months ended June 30, 2023 and 2022, respectively, and $28 million and $(3) million for the six months ended June 30, 2023 and 2022, respectively, (ii) accelerated amortization of operating lease ROU assets of $6 million for each of the three and six months ended June 30, 2023 and (iii) contract costs related to facility abandonment of $2 million for each of the three and six months ended June 30, 2023.
(b)	Represents expenses related to the integration of businesses acquired.
(c)	Represents expenses related to business acquisitions, including potential business acquisitions, and includes pre-acquisition due diligence and related activities costs.
(d)	Represents non-cash equity-based compensation expense related to equity incentive awards to certain employees.
(e)	Represents fair value movements on earnouts and warrants derivative liabilities during the periods.
(f)	Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $5 million and $11 million for the three months ended June 30, 2023 and 2022, respectively, and $12 million and $20 million for the six months ended June 30, 2023 and 2022, respectively (ii) litigation and professional services costs of $5 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $10 million and $3 million for the six months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange loss (gains) of $4 million and $0 for the three months ended June 30, 2023 and 2022, respectively, and $(2) million and $2 million for the six months ended June 30, 2023 and 2022, respectively (ii) non-service component of our net periodic pension cost (benefit) related to our defined benefit pension plans of $ 1 million and $(2) million for the three months ended June 30, 2023 and 2022, respectively, and $2 million and $(4) million for the six months ended June 30, 2023 and 2022, respectively.

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

Sales and Marketing

Sales and marketing expenses primarily consist of (i) salaries and benefits of employees in our sales and marketing function and (ii) the expenses for acquiring and maintaining client partnerships, including account management, sales, marketing and consulting, as well as certain other functions that support these efforts.

Technology and Content

Technology and content expenses primarily consist of (i) salaries and benefits of employees engaged in our product and content development, back-end applications, support infrastructure and who maintain security of our networks and (ii) expenses associated with licensing software and information technology maintenance.

General and Administrative

General and administrative expenses primarily consist of (i) salaries and benefits of our employees in finance, legal, human resources and administrative support, (ii) integration expenses related to acquisitions, costs related to mergers and acquisitions primarily related to due diligence, legal and related professional services fees, (iii) facility costs and (iv) fees and costs related to accounting, tax and other professional services fees, legal related costs, and other miscellaneous expenses.

We have incurred, and expect to continue to incur, additional expenses as we grow our operations as a newly public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate procedures and policies.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following is a discussion of our results of the consolidated statements of operations for the three months ended June 30, 2023 and 2022:

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Revenue	$592	$486	$106	22%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	242	199	(43)	(21)%
Sales and marketing	102	85	(17)	(22)%
Technology and content	102	97	(5)	(5)%
General and administrative	88	84	(4)	(7)%
Restructuring charges	7	(5)	(12)	(254)%
Depreciation and amortization	49	45	(4)	(10)%
Total operating expenses	590	505	(85)	(17)%
Operating income (loss)	2	(19)	21	108%
Interest expense	(35)	(24)	(11)	(51)%
Fair value movement on earnouts and warrants derivative liabilities	(19)	36	(55)	(153)%
Other (loss) income, net	(5)	2	(7)	(377)%
Loss before income taxes and share of losses from equity method investments	(57)	(5)	(52)	n/m
Benefit from income taxes	2	4	(2)	57%
Share of losses from equity method investments	—	(1)	1	121%
Net loss	$(55)	$(2)	$(53)	n/m

n/m — percentage calculated not meaningful

Revenues

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Travel revenue	$479	388	$91	23%
Products and professional services revenue	113	98	15	16%
Total revenue	$592	486	$106	22%

For the three months ended June 30, 2023, our total revenue increased by $106 million, or 22%, primarily due to a 13% increase in TTV and 0.6 percentage points increase in revenue yield. Revenue yield during the three months ended June 30, 2023 was 8.1%. Yield is calculated as total revenue divided by TTV.

Travel Revenue increased by $91 million, or 23%, primarily due to growth in TTV driven by (i) an increase in business travel, (ii) an improvement in yield driven by supplier performance incentives and (iii) increase in international transactions.

Product and Professional Services Revenue increased $15 million, or 16%, primarily due to increased management fees and meetings and events revenue driven by strengthened demand.

Cost of Revenue

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Cost of revenue (excluding depreciation and amortization)	$242	$199	$(43)	(21)%

For the three months ended June 30, 2023, cost of revenue increased by $43 million, or 21%, due to increased salaries and benefits and other costs of revenue.

Salaries and benefits expenses related to cost of revenue increased by $29 million, or 18%, primarily due to an increase in the number of travel care employees and increased support staff resulting in an additional $27 million of expense.

Other cost of revenue increased by $14 million, or 31%, due to (i) $9 million increase in outsourcing of vendors, and (ii) $5 million related to increased merchant fees and data processing costs to meet the increase in transaction volumes.

Sales and Marketing

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Sales and marketing	$102	$85	$(17)	(22)%

For the three months ended June 30, 2023, sales and marketing expenses increased by $17 million, or 22%, due to increased salaries and benefits and other sales and marketing costs.

Salaries and benefits expenses related to sales and marketing increased by $16 million, or 24%, primarily due to (i) increase in hiring of additional personnel to manage and support our sales growth and, (ii) an increase of non-cash equity incentive expense of $9 million.

Other sales and marketing expenses increased marginally by $1 million.

Technology and Content

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Technology and content	$102	$97	$(5)	(5)%

For the three months ended June 30, 2023, technology and content costs increased by $5 million, or 5%, primarily due to incremental spend in other technology and content costs to meet the increase in transaction volume.

Salaries and benefits expenses related to technology and content increased marginally by $1 million.

Other technology and content costs increased by $4 million, or 9%, primarily due to incremental data processing costs to meet the increase in transaction volume.

General and Administrative

	Three months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
General and administrative	$88	$84	$(4)	(7)%

For the three months ended June 30, 2023, general and administrative expenses increased by $4 million, or 7%, due to increases in both salaries and benefits expenses and other general and administrative costs.

Salaries and benefits expenses related to general and administrative increased by $5 million, or 16%, due to (i) a $3 million increase of non-cash equity incentives, (ii) $8 million increase related to hiring of additional personnel to manage integration, transformation and head office functions, offset by, (iii) $6 million lower long-term incentive expense.

Other general and administrative expenses decreased marginally by $1 million.

Restructuring charges

For the three months ended June 30, 2023, restructuring charges of $7 million primarily related to employee severance costs resulting from a reduction in workforce on account of changes to our internal operating model and accrual of certain contract termination costs related to facility abandonment.

Depreciation and Amortization

For the three months ended June 30, 2023, depreciation and amortization increased by $4 million, or 10%, primarily due to accelerated amortization of property and equipment resulting from abandonment of certain office facilities.

Interest Expense

For the three months ended June 30, 2023, interest expense increased by $11 million, or 51%, primarily due to a higher amount of outstanding term loan debt and higher interest rates during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, partially offset by the benefit resulting from interest rate swaps.

Fair Value Movements on Earnouts and Warrants Derivative Liabilities

During the three months ended June 30, 2023, the fair value movement of our derivative liabilities related to our earnout shares resulted in a charge of $19 million to our consolidated statement of operations compared to a credit of $36 million (which also included fair value movement related to warrant derivative liabilities) during the three months ended June 30, 2022. The increase in fair value of earnout derivative liability was mainly driven by the increase in our stock price as of June 30, 2023.

Other (Loss) Income, net

For the three months ended June 30, 2023, other loss, net, increased by $7 million primarily due to unfavorable changes in foreign exchange rates, and increased costs related to non-service components of net periodic pension cost.

Benefit from Income Taxes

GBT JerseyCo is tax resident in the U.K. and as of June 30, 2023, is treated as a partnership for U.S. federal income tax purposes. Following the Corporate Simplification transaction, the Up-C Structure was eliminated and the partnership dissolved on July 10, 2023, and as a consequence, GBTG assumed 100% ownership of GBT JerseyCo.

We expect our U.S. income taxes liability to increase; however, this incremental income tax exposure is expected to be partially offset by us no longer having to make compensating tax distribution payments to the Continuing JerseyCo Owners. Therefore, we expect that there will be an immaterial effect on our overall net cash outflows. Any increase in cash outflows from operations due to increased U.S. income tax payments will be partially offset by a decrease in cash outflows from financing activities due to savings of tax distributions that GBT JerseyCo would have otherwise made to the Continuing JerseyCo Owners.

While GBTG’s increased ownership in GBT JerseyCo and the consequent increased exposure to the U.S. income taxes on our international operations can be expected to result in an increase to the amount of U.S. current tax expense that we will report in the future, we also expect an increase in the amount of deferred tax credits that will be available to offset that U.S. current income tax expense. Therefore, we expect the transaction will have an immaterial net impact on our overall effective tax rate.

Prior to July 10, 2023, GBTG, was subject to U.S. income taxes on its proportionate equity interest in GBT JerseyCo. For the three months ended June 30, 2023 and 2022, we had a benefit from income tax of $2 million and $4 million, respectively, and our effective tax rate was 3% and 80%, respectively. Our effective tax rates for the three months ended June 30, 2023 and 2022, differ from the U.S. federal statutory tax rate of 21% primarily due to the non-taxable fair value movement on earnouts and warrants derivative liabilities and typical items such as return-to-tax provisions, additional state and local taxes and other non-deductible expenses.

We believe we are well positioned to monetize both the historical and additional tax benefits in future periods.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following is a discussion of our results of the consolidated statements of operations for the six months ended June 30, 2023 and 2022:

	Six months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Revenue	$1,170	$836	$334	40%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	483	372	(111)	(30)%
Sales and marketing	205	159	(46)	(29)%
Technology and content	200	187	(13)	(7)%
General and administrative	164	147	(17)	(11)%
Restructuring charges	30	(3)	(33)	n/m
Depreciation and amortization	95	89	(6)	(8)%
Total operating expenses	1,177	951	(226)	(24)%
Operating loss	(7)	(115)	108	94%
Interest expense	(69)	(43)	(26)	(62)%
Fair value movement on earnouts and warrants derivative liabilities	(16)	36	(52)	(144)%
Other income, net	—	2	(2)	(124)%
Loss before income taxes and share of losses from equity method investments	(92)	(120)	28	23%
Benefit from income taxes	10	29	(19)	(65)%
Share of losses from equity method investments	—	(2)	2	105%
Net loss	$(82)	$(93)	$11	12%

n/m — percentage calculated not meaningful

Revenues

	Six months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Travel revenue	$946	$645	$301	47%
Products and professional services revenue	224	191	33	17%
Total revenue	$1,170	$836	$334	40%

For the six months ended June 30, 2023, our total revenue increased by $334 million, or 40%, primarily due to a 41% increase in TTV driven by the lifting of travel restrictions that were introduced by governments in response to the Omicron variant of COVID-19, during the three months ended March 31, 2022. Revenue yield during the six months ended June 30, 2023 was 7.9%.

Travel Revenue increased by $301 million, or 47%, primarily due to increases in TTV from continued growth in business travel and increases in international transactions.

Product and Professional Services Revenue increased $33 million, or 17%, primarily due to increased management fees and meetings and events revenue driven by strengthened demand.

Cost of Revenue

	Six months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Cost of revenue (excluding depreciation and amortization)	$483	$372	$(111)	(30)%

For the six months ended June 30, 2023, cost of revenue increased by $111 million, or 30%, to support Transaction Growth.

Salaries and benefits expenses related to cost of revenue increased by $67 million, or 23%, primarily due to (i) an increase in the number of travel care employees and support staff resulting in an additional $60 million of expense, and (ii) a decrease in government funds of $6 million received in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses during the six months ended June 30, 2022.

Other cost of revenue increased by $44 million, or 53%, primarily due to (i) $21 million increase in professional fees relating to outsourcing costs, and (ii) a $12 million increase in data processing costs and merchant and professional fees to meet the increase in transaction volumes.

Sales and Marketing

	Six months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Sales and marketing	$205	$159	$(46)	(29)%

For the six months ended June 30, 2023, sales and marketing expenses increased by $46 million, or 29%, due to increased salaries and benefits and other sales and marketing costs.

Salaries and benefits expenses related to sales and marketing increased by $38 million, or 29%, primarily due to (i) an increase in salaries and benefits, including employee incentive costs, due to hiring of additional personnel to manage and support our sales growth, (ii) an increase of non-cash equity incentive expense of $15 million and (iii) a decrease in government funds of $3 million received in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses during the six months ended June 30, 2022.

Other sales and marketing expenses increased by $8 million, or 29% primarily due to incremental spend to meet the increase in transaction volumes.

Technology and Content

	Six months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
Technology and content	$200	$187	$(13)	(7)%

For the six months ended June 30, 2023, technology and content costs increased by $13 million, or 7%, primarily due to incremental spend to meet the increase in transaction volume.

Salaries and benefits expenses related to technology and content increased by $8 million, or 7%, primarily due to a $7 million increase of non-cash equity incentives.

Other technology and content costs increased by $5 million, or 7% due to incremental data processing costs to meet the increase in transaction volume.

General and Administrative

	Six months ended		Change
	June 30,		favorable/(unfavorable)
(in $ millions)	2023	2022	$ %
General and administrative	$164	$147	$(17)	(11)%

For the six months ended June 30, 2023, general and administrative expenses increased by $17 million, or 11%, due to increases in both salaries and benefits expenses and other general and administrative costs.

Salaries and benefits expenses related to general and administrative increased by $10 million, or 13%, due to (i) a $9 million increase in non-cash equity incentives, (ii) $10 million increase due to hiring of additional personnel to manage integration, transformation and head office functions, offset by, (iii) $9 million lower long-term incentive expense.

Other general and administrative expenses increased by $7 million, or 10%, primarily due to an increase in head office costs including professional fees, facilities costs resulting from accelerated amortization of operating lease ROU assets, data processing and certain other corporate expenses.

Restructuring charges

For the six months ended June 30, 2023, restructuring charges of $30 million primarily related to employee severance costs resulting from a reduction in workforce on account of changes to our internal operating model and accrual of certain contract termination costs related to facility abandonment.

Depreciation and Amortization

For the six months ended June 30, 2023, depreciation and amortization increased by $6 million, or 8%, primarily due to accelerated amortization of property and equipment resulting from abandonment of certain office facilities and higher capitalization of property and equipment.

Interest Expense

For the six months ended June 30, 2023, interest expense increased by $26 million, or 62%, primarily due to a higher amount of outstanding term loan debt and higher interest rates during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, partially offset by the benefit resulting from interest rate swaps.

Fair Value Movements on Earnouts and Warrants Derivative Liabilities

During the six months ended June 30, 2023, the fair value movement of our derivative liabilities related to our earnout shares resulted in a charge of $16 million to our consolidated statement of operations compared to a credit of $36 million (which also included fair value movement related to warrant derivative liabilities) during the six months ended June 30, 2022. The increase in fair value of earnout derivative liability was mainly driven by the increase in our stock price as of June 30, 2023.

Other Income, net

For the six months ended June 30, 2023, other income, net, decreased marginally by $2 million.

Benefit from Income Taxes

For the six months ended June 30, 2023 and 2022, we had benefit from income tax of $10 million and $29 million, respectively, and our effective tax rate was 11% and 25%, respectively. Our effective tax rates for the six months ended June 30, 2023 and 2022 differ from the U.S. federal statutory tax rate of 21% primarily due to the non-taxable fair value movement on earnouts and warrants derivative liabilities and typical items such as return-to-tax provisions, additional state and local taxes and other non-deductible expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities under the senior secured credit agreement as well as cash and cash equivalent balances on hand. As of June 30, 2023 and December 31, 2022, our cash and cash equivalent balances were $335 million and $303 million, respectively. During the six months ended June 30, 2023 and 2022, our net cash used in operating activities was $31 million and $309 million, respectively, and our Free Cash Flow was $(90) million and $(351) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of June 30, 2023, we had $43 million of senior secured revolving credit facility that remained undrawn as of June 30, 2023.

In January 2023, we amended our senior secured credit facility and borrowed an additional principal amount of $135 million under a new senior secured tranche B-4 term loan facility (see note 10 – Long-term Debt).

We believe our liquidity is important given the limited ability to predict our future financial performance due to the uncertainties of a potential economic slowdown due to prevailing adverse macro-economic conditions. In past, we have taken several measures to preserve our liquidity (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entered into several financial transactions, including debt financing / refinancing transactions and the consummation of the Business Combination. We further continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.

Based on our current operating plan, existing cash and cash equivalents, recovery of business travel indicated by recent volume trends, our mitigation measures taken or planned to strengthen our liquidity and financial position, along with our available funding capacity and cash flows from operations, we believe we have adequate liquidity to meet the future operational and other needs of the business for a minimum period of twelve months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Furthermore, we cannot assure you that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the senior secured credit agreement in the future. In addition, utilization of the senior secured revolving credit facility may be effectively limited to the extent we are unable to comply with the additional borrowing conditions that apply during the suspension period or with the leverage-and liquidity-based financial covenant requirements for such facility contained in the senior secured credit agreement when required.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended		Change
	June 30,		favorable / (unfavorable)
(in $ millions)	2023	2022	$
Net cash used in operating activities	$(31)	$(309)	$278
Net cash used in investing activities	(64)	(42)	(22)
Net cash from financing activities	123	298	(175)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(16)	20
Net increase (decrease) in cash, cash equivalents and restricted cash	$32	$(69)	$101

Cash Flows for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

As of June 30, 2023, we had $348 million of cash, cash equivalents and restricted cash, an increase of $32 million compared to December 31, 2022. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $31 million compared to $309 million for the six months ended June 30, 2022. The increase in cash flows from operating activities of $278 million was primarily due to (i) reduced net losses before considering non-cash charges and (ii) favorable net change in working capital, partially offset by (iii) higher cash interest paid and (iv) reduction on account of cash received on termination of derivative contract during the six months ended June 30, 2022.

Investing Activities

During the six months ended June 30, 2023, cash used in investing activities increased by $22 million primarily due to increased investments in property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash from financing activities of $123 million was primarily due to: (i) $131 million of proceeds received from borrowings under the senior secured tranche B-4 term loan facilities, net of discount and (ii) $2 million received from exercise of stock options, partially offset by (ii) $4 million repayment of principal amount of senior secured term loans and finance leases, and (iii) $8 million cash paid for taxes withheld upon vesting / exercise of equity awards. During the six months ended June 30, 2022, net cash from financing activities of $298 million was primarily due to: (i) $269 million of proceeds from the Business Combination and (ii) $200 million of proceeds received from delayed draw term loans borrowed under the senior secured tranche B-3 term loan facilities, partially offset by (iii) $168 million redemption of preferred share capital, including dividends accrued thereon.

Free Cash Flow

We define Free Cash Flow as net cash from (used in) operating activities, less cash used for additions to property and equipment.

We believe Free Cash Flow is an important measure of our liquidity. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We use this measure to conduct and evaluate our operating liquidity. We believe it typically presents an alternate measure of cash flow since purchases of property and equipment are a necessary component of our ongoing operations and it provides useful information regarding how cash provided by operating activities compares to the property and equipment investments required to maintain and grow our platform. We believe Free Cash Flow provides investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash.

Free Cash Flow is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure has limitations in that it does not represent the total increase or decrease in the cash balance for the period, nor does it represent cash flow for discretionary expenditures. This measure should not be considered as a measure of liquidity or cash flow from operations as determined under GAAP. This measure is not a measurement of our financial performance under GAAP and should not be considered in isolation or as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity.

Set forth below is a reconciliation of net cash used in operating activities to Free Cash Flow.

	Six months ended		Change
	June 30,		favorable /
(in $ millions)	2023	2022	(unfavorable)
Net cash used in operating activities	$(31)	$(309)	$278
Less: Purchase of property and equipment	(59)	(42)	(17)
Free Cash Flow	$(90)	$(351)	$261

For the six months ended June 30, 2023, Free Cash Flow was $(90) million compared to Free Cash Flow of $(351) million for the six months ended June 30, 2022. The improvement of $261 million was due to a $278 million decrease in net cash used in operating activities as discussed above, offset by an increase of $17 million of cash outflows related to purchases of property and equipment.

Net Debt

The following table summarizes our Net Debt position as of June 30, 2023 and December 31, 2022:

(in $ millions)	June 30, 2023	December 31, 2022
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$238	$239
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026) (3)	135	—
Principal amount of senior secured revolving credit facility (Maturity – September 2026)(4)	—	—
Other borrowings (5)	5	—
	1,378	1,239
Less: Unamortized debt discount and debt issuance costs	(19)	(17)
Total debt, net of unamortized debt discount and debt issuance costs	1,359	1,222
Less: Cash and cash equivalents	(335)	(303)
Net Debt	$1,024	$919
(1)	Stated interest rate of LIBOR + 2.50% as of June 30, 2023 and December 31, 2022.
(2)	Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of June 30, 2023 and LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of December 31, 2022.
(3)	Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of June 30, 2023.
(4)	Stated interest rate of SOFR + 0.1% + 6.25% (with a SOFR floor of 1%) as of June 30, 2023 and LIBOR + 2.25% as of December 31, 2022. The senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025.
(5)	Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.

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

Total debt, net of unamortized debt discount and debt issuance costs, was $1,359 million as of June 30, 2023 and $1,222 million as of December 31, 2022. As of June 30, 2023, Net Debt was $1,024 million compared to Net Debt of $919 million as of December 31, 2022. The increase in Net Debt of $105 million was primarily driven by $135 million of additional principal amount of senior secured tranche B-4 term loans borrowed during the six months ended June 30, 2023, offset by a $32 million increase in cash and cash equivalent balance as of June 30, 2023 compared to December 31, 2022.

As of June 30, 2023, we were in compliance with all applicable covenants under the senior secured credit agreement.

Contractual Obligations and Commitments

There has been no material change to our contractual obligations and commitments as compared to those disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023.

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

For the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.

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

Except as discussed below, there were no material changes in our market risk during the six months ended June 30, 2023. For additional information, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates and we are exposed to changes in such floating interest rates. We have interest rate risk primarily related to borrowings under the senior secured credit agreement, which bear interest at a variable rate tied to LIBOR, SOFR or the applicable base rate plus a margin (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable), and, during certain periods, the margin applicable to certain term loan facilities thereunder will be based on a pricing grid that varies with the total leverage ratio (calculated in a manner set forth in the senior secured credit agreement). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of June 30, 2023, $1,354 million of senior secured term loans were outstanding under the senior secured credit agreement, net of unamortized debt discount and unamortized debt issuance costs, and $7 million of letters of credit were outstanding under the senior secured revolving credit facility as of such date.

Based on the outstanding debt under the senior secured credit agreement as of June 30, 2023, and assuming that our mix of debt instruments and other variables remain unchanged, but including the impact of expected receipts or payments of cash flows resulting from interest rate swap contracts, a hypothetical 100 basis points increase or decrease in LIBOR / SOFR would have increased or decreased our interest expense by $5 million on an annualized basis. In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this February 2022 interest rate swap contract and realized $23 million of cash. We simultaneously entered into another swap contract with substantially the same terms and conditions as the February 2022 swap, except the fixed interest rate component was changed. In March 2023, we amended the terms to change the reference rate for the variable leg from LIBOR to SOFR to match the reference rate on the underlying debt that was amended in January 2023, and that is being hedged. Further, the interest rate on the fixed leg of the interest rate swap changed from 3.6858% to 3.6800%. The interest rate swap continues to be designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month SOFR exceeds 3.6800%.

In order to further hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities, in February 2023, we entered into another interest rate swap agreement for a notional amount of $300 million of debt for a period covering from March 2023 to March 2027. The terms of the agreement require us to receive a variable rate of three months U.S SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%. See note 10 – Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q for further discussion about our debt and interest rates. The interest rate swap contracts are considered as an accounting hedge under ASC 815. As of June 30, 2023, we had recognized $13 million of interest rate swap derivative asset and $1 million of interest rate swap derivative liability on our consolidated balance sheets.

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

ITEM 1A. Risk Factors

For the six months ended June 30, 2023, there were no material changes to the risk factors presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors. For further discussion of our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section title Risk Factors in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Egencia Equity Contribution Agreement

On April 19, 2023 and on June 23, 2023, we issued 413,668 shares of Class A Common Stock and 161,741 shares of Class A Common Stock, respectively, to Expedia in satisfaction of certain obligations owed by GBT JerseyCo to Expedia under the Equity Contribution Agreement, dated as of August 11, 2021, by and among Expedia, Inc., GBT JerseyCo and Juweel. A maximum of $11 million (based on a volume-weighted average price over a period prior to issuances) of Class A Common Stock (excluding the April 19, 2023 and June 23, 2023 issuances) may be further issued to Expedia from time to time in satisfaction of such obligations. The issuances were made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. Such securities constitute registrable securities under the Registration Rights Agreement.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
2.1

Amendment No. 1 to Business Combination Agreement, dated as of July 10, 2023, by and between Global Business Travel Group, Inc. and GBT JerseyCo Limited (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2023).

3.1

Certificate of Incorporation of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-265748), filed with the SEC on June 21, 2022).

3.2	Bylaws of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-265748), filed with the SEC on June 21, 2022).
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Global Business Travel Group, Inc.

Date: August 10, 2023	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)