Form 10-Q
period 2023-09-30
Global Business Travel Group, Inc.
filed 2023-11-07
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-39576
_____________________________________________________________

Global Business Travel Group, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of November 3, 2023, the registrant had 467,022,817 shares of Class A common stock, par value $0.0001 per share outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$432	$303
Accounts receivable (net of allowance for credit losses of $20 and $23 as of September 30, 2023 and December 31, 2022, respectively)	851	765
Due from affiliates	40	36
Prepaid expenses and other current assets	146	130
Total current assets	1,469	1,234
Property and equipment, net	228	218
Equity method investments	13	14
Goodwill	1,190	1,188
Other intangible assets, net	570	636
Operating lease right-of-use assets	50	58
Deferred tax assets	299	333
Other non-current assets	61	47
Total assets	$3,880	$3,728
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$385	$253
Due to affiliates	62	48
Accrued expenses and other current liabilities	453	452
Current portion of operating lease liabilities	17	17
Current portion of long-term debt	6	3
Total current liabilities	923	773
Long-term debt, net of unamortized debt discount and debt issuance costs	1,353	1,219
Deferred tax liabilities	49	24
Pension liabilities	137	147
Long-term operating lease liabilities	57	61
Earnout derivative liabilities	67	90
Other non-current liabilities	39	43
Total liabilities	2,625	2,357
Commitments and Contingencies (see note 11)
Stockholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 466,992,558 shares and 67,753,543 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	—	—
Class B common stock (par value $0.0001; 3,000,000,000 shares authorized; nil shares and 394,448,481 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	2,733	334
Accumulated deficit	(1,390)	(175)
Accumulated other comprehensive loss	(91)	(7)
Total equity of the Company’s stockholders	1,252	152
Equity attributable to non-controlling interest in subsidiaries	3	1,219
Total stockholders’ equity	1,255	1,371
Total liabilities and stockholders’ equity	$3,880	$3,728
_____________________________________________________________

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in $ millions, except share and per share data)	2023	2022	2023	2022
Revenue	$571	$488	$1,741	$1,324
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	237	218	720	590
Sales and marketing	94	86	299	245
Technology and content	101	102	301	289
General and administrative	81	84	245	231
Restructuring and other exit charges	12	(2)	42	(5)
Depreciation and amortization	50	45	145	134
Total operating expenses	575	533	1,752	1,484
Operating loss	(4)	(45)	(11)	(160)
Interest expense	(36)	(26)	(105)	(69)
Fair value movement on earnout and warrant derivative liabilities	39	(6)	23	30
Other loss, net	(9)	(5)	(9)	(3)
Loss before income taxes and share of losses from equity method investments	(10)	(82)	(102)	(202)
Benefit from income taxes	2	10	12	39
Share of losses from equity method investments	—	(1)	—	(3)
Net loss	(8)	(73)	(90)	(166)
Less: net loss attributable to non-controlling interests in subsidiaries	(8)	(53)	(74)	(167)
Net (loss) income attributable to the Company’s Class A common stockholders	$—	$(20)	$(16)	$1
Basic (loss) earnings per share attributable to the Company’s Class A common stockholders	$—	$(0.43)	$(0.09)	$0.02
Weighted average number of shares outstanding - Basic	419,154,778	48,867,969	181,775,461	48,867,969
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.02)	$(0.43)	$(0.20)	$(0.38)
Weighted average number of shares outstanding - Diluted	457,742,129	48,867,969	456,300,045	443,316,450
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2023	2022	2023	2022
Net loss	$(8)	$(73)	$(90)	$(166)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	(19)	(55)	(6)	(145)
Unrealized gains on cash flow hedge, net of tax:
Unrealized gains on cash flow hedges arising during the period	3	18	6	31
Unrealized gains on cash flow hedges reclassed to interest expense	(2)	(2)	(6)	(2)
Amortization of actuarial (loss) gain and prior service cost in net periodic pension cost, net of tax	—	—	(1)	1
Other comprehensive loss, net of tax	(18)	(39)	(7)	(115)
Comprehensive loss	(26)	(112)	(97)	(281)
Less: Comprehensive loss attributable to non-controlling interests in subsidiaries	(3)	(87)	(60)	(273)
Comprehensive loss attributable to the Company’s Class A common stockholders	$(23)	$(25)	$(37)	$(8)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in $ millions)	2023	2022
Operating activities:
Net loss	$(90)	$(166)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	145	134
Deferred tax benefit	(16)	(41)
Equity-based compensation	60	23
Allowance for credit losses	11	8
Fair value movement on earnout and warrant derivative liabilities	(23)	(30)
Other	16	16
Defined benefit pension funding	(21)	(25)
Proceeds from termination of interest rate swap	—	23
Changes in working capital:
Accounts receivable	(109)	(478)
Prepaid expenses and other current assets	(26)	(55)
Due from affiliates	(2)	(31)
Due to affiliates	18	26
Accounts payable, accrued expenses and other current liabilities	141	206
Net cash from (used in) operating activities	104	(390)
Investing activities:
Purchase of property and equipment	(87)	(73)
Other	(6)	—
Net cash used in investing activities	(93)	(73)
Financing activities:
Proceeds from reverse recapitalization, net	—	269
Redemption of preference shares	—	(168)
Proceeds from senior secured term loans	131	200
Repayment of senior secured term loans	(2)	(2)
Contributions for ESPP and proceeds from exercise of stock options	7	—
Payment of taxes withheld on vesting of equity awards	(14)	—
Repayment of finance lease obligations	(2)	(2)
Payment of debt financing costs	(2)	—
Other	3	(4)
Net cash from financing activities	121	293
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	129	(200)
Cash, cash equivalents and restricted cash, beginning of period	316	525
Cash, cash equivalents and restricted cash, end of period	$445	$325
Supplemental cash flow information:
Cash paid/(refund) for income taxes (net of payments)	$1	$(1)
Cash paid for interest (net of interest received)	$107	$66
Dividend accrued on preferred shares	$—	$8
Non-cash additions for operating lease right-of-use assets	$10	$10
Non-cash additions for finance lease	$3	$—
Issuance of shares to settle liability	$4	$—

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$432	$303
Restricted cash (included in other non-current assets)	13	13
Cash, cash equivalents and restricted cash	$445	$316
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Class B common stock
(in $ millions, except share data)	Number	Amount	Number	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s stockholders	Equity attributable to non-controlling interest in subsidiaries	Total stockholders’ equity
Balance as of December 31, 2022	67,753,543	—	394,448,481	—	$334	$(175)	$(7)	$152	$1,219	$1,371
Equity-based compensation	—	—	—	—	19	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards (see note 14)	2,849,386	—	—	—	1	—	—	1	—	1
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 14)	(1,103,937)	—	—	—	(8)	—	—	(8)	—	(8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(2)	—	(2)	(25)	(27)
Balance as of March 31, 2023	69,498,992	—	394,448,481	—	$346	$(177)	$(7)	$162	$1,190	$1,352
Equity-based compensation	—	—	—	—	22	—	—	22	—	22
Shares issued on vesting of / exercise of equity awards (see note 14)	355,125	—	—	—	1	—	—	1	—	1
Shares issued to settle liability (see note 19)	575,409	—	—	—	4	—	—	4	—	4
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2	13	15
Net loss	—	—	—	—	—	(14)	—	(14)	(41)	(55)
Balance as of June 30, 2023	70,429,526	—	394,448,481	—	$373	$(191)	$(5)	$177	$1,162	$1,339
Equity-based compensation	—	—	—	—	19	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP (see note 14)	2,947,937	—	—	—	5	—	—	5	—	5
Shares withheld for taxes in relation to vesting of equity awards (see note 14)	(833,386)	—	—	—	(6)			(6)	—	(6)
Exchange of Class B common stock for Class A common stock pursuant to the Exchange Agreement (see note 1)	394,448,481	—	(394,448,481)	—	2,418	(1,199)	(63)	1,156	(1,156)	—
Tax impact of corporate simplification (see note 1 and note 12)	—	—		—	(76)	—	—	(76)	—	(76)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(23)	(23)	5	(18)
Net loss	—	—	—	—	—	—	—	—	(8)	(8)
Balance as of September 30, 2023	466,992,558	—	—	—	$2,733	$(1,390)	$(91)	$1,252	$3	$1,255

	Voting ordinary shares		Non-Voting ordinary shares		Profit shares		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s stockholders	Equity attributable to non-controlling interest in subsidiaries	Total stockholders’ equity
(in $ millions, except share data)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	$2,560	$(1,065)	$(162)	$1,333	$1	$1,334
Dividend on preferred shares	—	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(91)	—	(91)	—	(91)
Balance as of March 31, 2022	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	$2,558	$(1,156)	$(169)	$1,233	$1	$1,234
Dividend on preferred shares	—	—	—	—	—	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Equity-based compensation prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	2	—	—	2	—	2
Additional shares issued to Expedia	—	—	59,111	—	—	—	—	—	—	—	6	—	—	6	—	6
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)	—	(30)
Other comprehensive loss, net of tax, prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)	—	(40)
Reverse recapitalization, net	(36,000,000)	—	(8,473,083)	—	(800,000)	—	56,945,033	—	394,448,481	—	(2,322)	1,037	183	(1,102)	1,197	95
Equity-based compensation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Net income after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	21	—	21	7	28
Other comprehensive loss, net of tax, after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)	(25)	(29)
Balance as of June 30, 2022	—	—	—	—	—	—	56,945,033	—	394,448,481	—	$244	$(128)	$(30)	$86	$1,180	$1,266
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	$15	$—	$—	$15	$—	$15
Net loss	—	—	—	—	—	—	—	—	—	—	$—	$(20)	$—	$(20)	$(53)	$(73)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	$—	$—	$(5)	$(5)	$(34)	$(39)
Balance as of September 30, 2022	—	—	—	—	—	—	56,945,033	—	394,448,481	—	$259	$(148)	$(35)	$76	$1,093	$1,169
_____________________________________________________________

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
(b)GBT JerseyCo’s holders of B Ordinary Shares were American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex Coop”), a resident of the Netherlands, Juweel Investors (SPC) Limited (a successor entity of Juweel Investors Limited) (“Juweel”), a resident of the Cayman Islands, and EG Corporate Travel Holdings LLC, a Delaware limited liability company (“Expedia”, and collectively, with Amex Coop and Juweel the “Continuing JerseyCo Owners”);
(c)GBTG owned A Ordinary Shares of GBT JerseyCo and Continuing JerseyCo Owners owned B Ordinary Shares of GBT JerseyCo; and
(d)Continuing JerseyCo Owners owned Class B Common Stock of GBTG and other public stockholders owned GBTG’s Class A Common Stock.
On July 10, 2023, GBTG entered into a series of transactions that simplified its organizational structure by eliminating the Company’s Up-C structure (the "Corporate Simplification"). As part of this Corporate Simplification, the Continuing JerseyCo Owners transferred all of their respective B Ordinary Shares of GBT JerseyCo and shares of Class B Common Stock of GBTG to GBTG in exchange for GBTG issuing to each Continuing JerseyCo Owner shares of its Class A Common Stock. Further, GBTG also entered into an amendment to the Business Combination Agreement with GBT JerseyCo (the “BCA Amendment”) and the SHA Amendment (as discussed further below), to provide, among other things, that the C Ordinary Shares of GBT JerseyCo owned by the Continuing JerseyCo Owners (and certain other current and former employees of GBTG) will be, upon the Class A Common Stock of GBTG meeting the price thresholds set forth in the Business Combination Agreement over the period of time set forth in the Business Combination Agreement, cancelled in exchange for shares of Class A Common Stock of GBTG, rather than into B Ordinary Shares of GBT JerseyCo and shares of Class B Common Stock of GBTG, which would be exchangeable for shares of Class A Common Stock of GBTG under the Exchange Agreement. The BCA Amendment also provides that certain rights of holders of the C Ordinary Shares of GBT JerseyCo with respect to dividends and distributions and with respect to potential payments upon the winding up of GBT JerseyCo that had been obligations of GBT JerseyCo under its organizational documents prior to the Corporate Simplification are now direct obligations of GBTG. Reciprocal amendments are reflected in the Fifth Amended and Restated Memorandum of Association of GBT JerseyCo and the Fourth Amended and Restated Articles of Association of GBT JerseyCo.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As a result of the Corporate Simplification:
•GBTG issued Class A Common Stock to the Continuing JerseyCo Owners in exchange for all of the issued and outstanding B Ordinary Shares of GBT JerseyCo and all of the issued and outstanding shares of Class B Common Stock of GBTG held by them;
•GBTG became the sole holder of all the issued and outstanding A Ordinary Shares of GBT JerseyCo;
•there are no shares of Class B Common Stock of GBTG or B Ordinary Shares of GBT JerseyCo that remain issued and outstanding;
•no net income (loss) or shareholder’s equity is allocated to the Continuing JerseyCo Owners (as non-controlling interests) in the consolidated financial statements of the Company (see note 15 – Stockholders’ Equity for further discussion); and

•tax distributions that were payable by GBT JerseyCo to the Continuing JerseyCo Owners under the Shareholders’ Agreement (arising from the U.S. tax partnership arrangement) ceased, with GBTG now assuming 100% of income tax liability for any incremental U.S. tax payable related to GBT JerseyCo’s income from international operations (see note 12 – Income Taxes for further discussion).
Impact of COVID-19
There have been improvements in the Company’s business and operating conditions since the outset of the COVID-19 pandemic in March 2020; however, the Company cannot predict the long-term effects of the pandemic on its business. As travel restrictions have been relaxed and travel patterns return, the Company has seen gradual improvement in its key volume metrics during 2022 and through the first nine months of 2023. Although the Company’s results for the first quarter of 2022 included a strong recovery from the pandemic, the Omicron variant of COVID-19 limited the recovery of the Company’s business during that period. Consequently, the results for the nine months ended September 30, 2023 include upside from such recovery in comparison to the same period in the prior year. The Company incurred a net loss of $90 million and had cash inflows from operations of $104 million during the nine months ended September 30, 2023, compared to a net loss of $166 million and cash outflows from operations of $390 million during the nine months ended September 30, 2022.
Governments of multiple countries implemented several programs to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or deferrals and other financial aid. The Company participated in several of these government programs. During the three and nine months ended September 30, 2022, the Company recognized in its consolidated statements of operations government grants and other benefits for salaries and wages of $0 and $10 million, respectively, as a reduction of expenses. There were no government grants recognized in the consolidated statement of operations during the three and nine months ended September 30, 2023. As of September 30, 2023, and December 31, 2022, the Company had a receivable of $1 million and $13 million, respectively, in relation to such government grants, which is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.
The Company believes its liquidity is important given the limited ability to predict its future financial performance due to the uncertainties associated with potential economic slowdown resulting from adverse macro-economic conditions. The Company has taken several measures to preserve and enhance its liquidity, including additional term loans in January 2023 (see note 10 – Long-term Debt) and restructuring initiatives (see note 9 – Restructuring, Exit and Related Charges). Apart from the expectation of the recovery in its business operations, the Company continues to further explore other capital market transactions, process rationalizations and cost reduction measures to improve its liquidity position. Based on the Company’s current and expected operating plan, existing cash and cash equivalents, the recovery of business travel indicated by recent volume trends, the Company’s mitigation measures taken or planned to strengthen its liquidity and financial position, along with the Company’s available funding capacity and cash flows from operations, the Company believes it has adequate liquidity to meet the future operational and other needs of the business for a minimum period of twelve months.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Certain prior period amounts within the consolidated statements of operations have been reclassified to conform to current year presentation.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
recognizes such items at fair value on the acquisition date. The guidance is to be applied prospectively to all business combinations that occur on or after the date of initial application. The Company adopted this guidance on January 1, 2023, as required, and there was no impact on the Company’s consolidated financial statements upon the adoption of this guidance.
Reference rate reforms
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including the London Interbank Offered Rate (“LIBOR”), which was discontinued because of reference rate reform, to a new reference rate. The provisions of this ASU impact contract modifications and other changes that occur while LIBOR was phased out. The guidance is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” As a result of the U.K. Financial Conduct Authority’s decision to extend the cessation date for publishing LIBOR rates from December 31, 2021 to June 30, 2023, the FASB decided to defer the sunset date of this topic from December 31, 2022 to December 31, 2024.
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

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2023	2022	2023	2022
Travel revenue	$455	$387	$1,401	$1,032
Product and professional services revenue	116	101	340	292
Total revenue	$571	$488	$1,741	$1,324
Payments from customers are generally received within 30-60 days of invoicing or from their contractual date agreed under the terms of contract. The Company evaluates collectability of accounts receivable based on a combination of factors and records expected credit losses as described further in note 4 - Allowances for Expected Credit Losses.
Contract Balances
Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net (1)	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of September 30, 2023	$850	$18	$23
Balance as of December 31, 2022	$752	$19	$19
_____________________________________________________________
(1)Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the nine months ended September 30, 2023, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $12 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2022.
Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $5 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the remainder of 2023.
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4)    Allowances for Expected Credit Losses
The Company estimates expected credit losses upon recognition of the financial assets, which primarily comprise accounts receivable. The Company has identified the relevant risk characteristics of its customers and the related receivables, which include size, type (e.g., business clients vs. travel supplier and credit card vs. non-credit card customers) or geographic location of the customer, or a combination of these characteristics. The Company has considered the historical credit loss experience, current economic conditions, forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses on its accounts receivable. Other key factors that influence the expected credit loss analysis include customer demographics and payment terms offered in the normal course of business to customers. This is assessed each quarter based on the Company’s specific facts and circumstances. The movement in Company’s allowance for credit losses for the nine months ended September 30, 2023, is set out below:

(in $ millions)	Amount
Balance as of December 31, 2022	$23
Provision for expected credit losses during the period	11
Write-offs	(16)
Foreign exchange	2
Balance as of September 30, 2023	$20
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
(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

(in $ millions)	September 30, 2023	December 31, 2022
Prepaid software licenses and travel expenses	$74	$52
Income tax receivable	26	26
Value added and similar taxes receivables	11	11
Other prepayments and receivables	35	41
Prepaid expenses and other current assets	$146	$130

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6)    Property and Equipment, Net
Property and Equipment consist of:

(in $ millions)	September 30, 2023	December 31, 2022
Capitalized software for internal use	$427	$365
Computer equipment	64	71
Leasehold improvements	55	49
Furniture, fixtures and other equipment	7	5
Capital projects in progress	7	5
	560	495
Less: accumulated depreciation and amortization	(332)	(277)
Property and equipment, net	$228	$218
Depreciation and amortization expense related to property and equipment was $28 million and $21 million for the three months ended September 30, 2023 and 2022, respectively, and $78 million and $64 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense includes amortization related to capitalized software for internal use amounting to $19 million and $16 million for the three months ended September 30, 2023 and 2022, respectively, and $53 million and $45 million for the nine months ended September 30, 2023 and 2022, respectively.
(7)    Goodwill and Other Intangible Assets, Net
The following table sets forth changes in goodwill during the nine months ended September 30, 2023:

(in $ millions)	Amount
Balance as of December 31, 2022	$1,188
Currency translation adjustments	2
Balance as of September 30, 2023	$1,190
There were no goodwill impairment losses recorded during the three and nine months ended September 30, 2023 and 2022 and there are no accumulated goodwill impairment losses as of September 30, 2023.
The following table sets forth the Company’s other intangible assets with definite lives as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(in $ millions)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Trademarks/trade names	$114	$(71)	$43	$116	$(69)	$47
Business client relationships	792	(286)	506	788	(240)	548
Supplier relationships	253	(232)	21	253	(213)	40
Travel partner network	4	(4)	—	4	(3)	1
Other intangible assets	$1,163	$(593)	$570	$1,161	$(525)	$636
Amortization expense relating to definite-lived intangibles was $22 million and $24 million for the three months ended September 30, 2023 and 2022, respectively, and $67 million and $70 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in depreciation and amortization in the consolidated statements of operations.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	September 30, 2023	December 31, 2022
Accrued payroll and related costs	$168	$196
Accrued operating expenses	160	147
Client deposits	38	56
Deferred revenue	23	19
Accrued restructuring costs (see note 9)	35	11
Value added and similar taxes payable	9	9
Income tax payable	5	4
Other payables	15	10
Accrued expenses and other current liabilities	$453	$452
(9)    Restructuring, Exit and Related Charges
Employee Severance Costs
On January 24, 2023, the Company announced changes to its internal operating model. The Company has fully accrued for the costs of approximately $35 million associated with implementing these changes, substantially all of which represent cash expenditures for the payment of severance and related benefits costs resulting from a reduction in workforce. This strategic realignment and related actions are expected to be substantially complete by the end of 2023.
From time-to-time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency. During the third quarter of 2023, the Company decided to exit from certain operations and / or regions and, as a result, has incurred costs mainly related to employee severance of $5 million which is included within restructuring charges in the consolidated statement of operations.
Facilities Consolidation and Rationalization
During the nine months ended September 30, 2023, the Company undertook an initiative to consolidate and rationalize its office facilities at different geographical locations. The Company applied lease reassessment and modification guidance and evaluated the right-of-use assets for potential impairment. Where the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company accelerates the amortization of operating lease ROU asset and related leasehold improvements at those premises. Accelerated amortization is recognized from the date that the Company approves the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the nine months ended September 30, 2023:

(in $ millions)	Employee Related (1)	Facility - Non-Lease Related (1)	Facility - Lease Related (2)	Total
Balance as of December 31, 2022	$8	$3	$—	$11
Accruals	40	2	10	52
Non-cash items	—	—	(10)	(10)
Cash settled	(17)	(1)	—	(18)
Balance as of September 30, 2023	$31	$4	$—	$35
_____________________________________________________________
(1)Accruals are recorded within restructuring and other exit charges in the consolidated statements of operations and the liability is included within accrued expenses and other current liabilities.
(2)Accelerated amortization of operating lease ROU assets of $7 million is included within general and administrative expense and accelerated amortization of leasehold improvements of $3 million is included within depreciation and amortization expense in the consolidated statements of operations.
(10)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	September 30, 2023	December 31, 2022
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025) (1)	$238	$239
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026) (2)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026) (3)	135	—
Principal amount of senior secured revolving credit facility (Maturity – September 2026) (4)	—	—
Other borrowings (5)	4	—
	1,377	1,239
Less: Unamortized debt discount and debt issuance costs	(18)	(17)
Total debt, net of unamortized debt discount and debt issuance costs	1,359	1,222
Less: Current portion of long-term debt	(6)	(3)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,353	$1,219
_____________________________________________________________
(1)Stated interest rate of LIBOR + 2.50% as of September 30, 2023 and December 31, 2022.
(2)Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of September 30, 2023 and LIBOR + 6.50% (with a LIBOR floor of 1%) as of December 31, 2022.
(3)Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of September 30, 2023.
(4)Stated interest rate of SOFR + 0.1% + 6.25% (with a SOFR floor of 1%) as of September 30, 2023 and LIBOR + 2.25% as of December 31, 2022. The senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025.
(5)Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The amendment further replaced LIBOR with SOFR as the benchmark rate applicable to each of the senior secured tranche B-3 term loan facility and the senior secured revolving credit facility and increased the applicable interest rate margins under such facilities. The tranche B-4 term loans and the existing loans under the senior secured tranche B-3 term loan facility will accrue interest at a variable interest rate based on SOFR plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the senior secured revolving credit facility will accrue interest at a variable interest rate based on SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. A SOFR floor of 1.00% applies to the tranche B-4 term loans and each of the senior secured tranche B-3 term loan facility and the senior secured revolving credit facility. The Company's senior secured initial term loans accrue interest at a variable interest rate based on LIBOR plus a margin of 2.50% per annum. The LIBOR is fixed until December 29, 2023, and thereafter the variable interest rate will be based on a prime rate (as defined in the senior secured credit agreement) or such other rate as may be agreed then.
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
During each of the nine months ended September 30, 2023 and 2022, the Company repaid the contractual quarterly installment of $2 million of the principal amount of senior secured initial term loans.
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
The senior secured revolving credit facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility are subject to customary borrowing conditions and to additional conditions during the covenant suspension period provided by the January 2023 amendment described above. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of September 30, 2023, the Company had utilized $7 million for letters of credit and had the balance of $43 million that remained undrawn under the senior secured revolving credit facility. As of December 31, 2022, no borrowings or letters of credit were outstanding under the senior secured revolving credit facility.
Interest on the senior secured credit facilities is payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans for the nine months ended September 30, 2023 was approximately 11.5%.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The senior secured credit agreement also contains an additional financial covenant applicable solely to the senior secured revolving credit facility. After giving effect to the January 2023 amendment described above, such financial covenant requires the first lien net leverage ratio (calculated in a manner set forth under the senior secured credit agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which (a) the suspension period is not in effect and (b) the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeds 35% of the aggregate principal amount of the senior secured revolving credit facility. The senior secured credit agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the senior secured credit agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the period ended September 30, 2023.
As of September 30, 2023, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the senior secured credit agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Events of Default
The senior secured credit agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the senior secured credit agreement or other enforcement actions customary for facilities of this type. As of September 30, 2023, no event of default existed under the senior secured credit agreement.
(11)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2023, the Company had approximately $231 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $92 million relates to the twelve months ending September 30, 2024. These purchase commitments extend through 2031.
Guarantees
The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $25 million. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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
(12)    Income Taxes

As discussed in note 1 – Business Description and Basis of Presentation, GBTG, a Delaware corporation and U.S. tax resident, entered into a series of transactions that eliminated the Up-C Structure on July 10, 2023. Consequently, GBTG assumed full economic ownership of GBT JerseyCo. GBT JerseyCo’s U.S. tax partnership status was terminated and it is now classified as a single member LLC.

Prior to the Corporate Simplification, GBTG owned approximately 16% of GBT JerseyCo and, as a U.S. tax resident shareholder, recognized certain deferred tax assets and liabilities in respect of its proportionate interest in GBT JerseyCo. As a direct result of these transactions, 100% of GBT JerseyCo's deferred tax assets and liabilities now flow through to GBTG, in proportion to its increased economic ownership of GBT JerseyCo. These deferred tax items relate primarily to temporary differences arising in GBTG's foreign branches and anticipated future U.S. taxes on branch income which will bear reduced foreign tax credits. This is due to branch net operating loss carryforwards which will shield local taxation, but not U.S. taxation. The termination of the partnership for U.S. federal income tax purposes also impacted two specific deferred tax items: (i) the deferred tax asset held by GBTG related to differences in its equity method investment in GBT JerseyCo and related U.S. tax stock basis investment is no longer required to be recognized, and (ii) a new deferred tax asset is recognized in respect of GBTG’s inheritance of historic inside and outside basis differences of its former partners in GBT JerseyCo which was predominantly allocated to identified intangibles with a 15-year tax recovery life. In addition, the Company's state income tax profile has changed as a direct result of the Corporate Simplification transaction which has resulted in a decrease in the Company's net deferred tax liability.
The net impact of the increased ownership and the partnership termination is estimated as a net deferred tax liability of $76 million with a corresponding charge against equity as all of the above arise as a direct consequence of the Corporate Simplification. The Company expects to finalize the tax impact over future quarters.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three and nine months ended September 30, 2023, the Company’s income tax benefit was $2 million and $12 million, respectively, and its effective tax rate was 17% and 12%, respectively. GBTG’s effective tax rate for the three and nine months ended September 30, 2023 is lower than, the U.S. federal statutory corporate income tax rate of 21% primarily due to the impact of non-deductible tax items, movement in valuation allowances and minimum taxes.
For the three and nine months ended September 30, 2022, GBTG’s income tax benefit was $10 million and $39 million, respectively, and its effective tax rate was 12% and 19%, respectively. The lower tax rate during the three months ended September 30, 2022 was driven by higher proportional movement in non-taxable fair value movement on earnout shares and warrants and the non-taxable loss contingency versus the result for the period, along with country rate differentials, offset by increases in valuation allowances.
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
The earnout shares to stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”). Such guidance provides that because the earnout shares do not meet the criteria for equity treatment thereunder, earnout shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout shares liability is adjusted to its fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility (see note 18 – Fair Value Measurements).
As of September 30, 2023 the fair value of the earnout shares liability was estimated to be $67 million. The Company recognized a gain on the fair value change in earnout shares liability of $39 million and $23 million in its consolidated statement of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized a gain on the fair value change in earnout shares liability of $12 million and $35 million in its consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.
(14)    Equity-Based Compensation
Management Incentive Plan
In December 2022, the Company initiated an exchange offer which provided eligible participants with the opportunity to exchange certain outstanding stock options under the Global Business Travel Group, Inc. Management Incentive Plan for restricted share units (“RSUs”) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on the terms and conditions as set out in the exchange offer. The exchange offer also required mandatory exercise of in-the-money stock options granted prior to December 1, 2021, by individuals who participated in the exchange offer. The exchange offer expired on January 26, 2023. Pursuant to the terms of exchange offer:
•10,088,754 stock options were cancelled,
•2,699,885 stock options were automatically exercised on a cashless basis and
•4,817,144 RSUs were granted under the 2022 Plan. The RSUs generally vest one-third on each of the first three anniversaries of the grant date, subject to continued employment by the participant through the applicable vesting date and are subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Simultaneously with the closing of the exchange offer, certain individuals who were ineligible to participate in the exchange offer exercised an aggregate of 2,059,984 stock options and were granted an aggregate amount of 1,344,935 RSUs under the 2022 Plan as approved by the compensation committee.
The table below presents the activity of the Company’s stock options for the nine months ended September 30, 2023:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)
Balance as of December 31, 2022	36,397,677	$7.66
Cancelled pursuant to exchange offer	(10,088,754)	$10.36
Exercised (1)	(5,233,488)	$6.18
Expired	(1,148,332)	$7.98
Forfeited	(122,725)	$14.58
Balance as of September 30, 2023	19,804,378	$6.99
Exercisable as of September 30, 2023	17,402,097	$6.54	2.7	$—
Expected to vest as of September 30, 2023	2,402,281	$10.26	8.1	—
_____________________________________________________________
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
2022 Equity Incentive Plan
During the nine months ended September 30, 2023, apart from the RSUs granted as part of the stock option exchange offer discussed above, the Company granted 19 million RSUs under the 2022 Plan to certain of its key employees and directors. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A Common Stock at the date of grant. The table below presents the activity of the Company’s RSUs for the nine months ended September 30, 2023:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2022	11,288,745	$7.56
Granted	18,571,905	$6.65
Forfeited	(1,129,575)	$7.37
Vested (1)	(4,283,868)	$7.60
Balance as of September 30, 2023	24,447,207	$6.87
_____________________________________________________________
(1)The RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 1,607,828 shares were withheld and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
employees’ tax obligations to taxing authorities was $12 million and is reflected as a financing activity within the consolidated statements of cash flows.
Employee Stock Purchase Plan (“ESPP”)
The ESPP allows eligible employees to purchase shares of the Company’s Class A Common Stock through payroll deductions of up to 15% of their eligible compensation. Under the ESPP, there are two six-month offering periods - from February 15 through August 14 and August 15 through February 14 of each year. The price of the Company’s Class A Common Stock purchased under the ESPP is 85% of the fair market value of the Company’s Class A Common Stock on the end date of each six-month offering period. As of September 30, 2023, there were 10.3 million shares available for issuance under the ESPP. During the nine months ended September 30, 2023, 775,338 shares were purchased under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended September 30, 2023 and 2022 amount to $19 million and $15 million, respectively (net of tax of $14 million and $11 million, respectively), and (ii) for the nine months ended September 30, 2023 and 2022 amount to $60 million and $23 million, respectively (net of tax of $45 million and $17 million, respectively) and were included as follows:

(in $ millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenue (excluding depreciation and amortization)	$1	$1	$3	$1
Sales and marketing	6	5	24	8
Technology and content	5	4	13	5
General and administrative	7	5	20	9
Total	$19	$15	$60	$23
As of September 30, 2023, the Company expects compensation expense related to (i) unvested stock options of approximately $3 million to be recognized over the remaining weighted average period of 1.2 years, (ii) unvested RSUs of approximately $119 million to be recognized over the remaining weighted average period of 2.1 years and (iii) ESPP of approximately $1 million to be recognized over a remaining service period of 4.5 months.
(15)    Stockholders’ Equity
GBTG’s authorized capital stock consists of:
i.3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of which 466,992,558 shares are issued and outstanding as of September 30, 2023;
ii.3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), none of which is issued and outstanding as of September 30, 2023 (see note 1 - Business Description and Basis of Presentation); and
iii.6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which is issued and outstanding as of September 30, 2023. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which is issued and outstanding as of September 30, 2023, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which is issued and outstanding as of September 30, 2023 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which is issued and outstanding as of September 30, 2023.
Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Other rights: Except as set forth in the Shareholders Agreement and the Exchange Agreement, holders of shares of Class B Common Stock do not have preemptive, subscription, redemption or conversion rights.
Exchange Agreement: The Continuing JerseyCo Owners (or certain permitted transferees thereof) have the right, on the terms and subject to the conditions of the Exchange Agreement, to exchange their GBT JerseyCo B Ordinary Shares (with automatic surrender for cancellation of an equal number of shares of GBTG’s Class B Common Stock) for shares of GBTG’s Class A Common Stock on a one-for-one basis, subject to customary adjustments for stock splits, dividends, reclassifications and other similar transactions or, in certain limited circumstances, at the option of the Exchange Committee, for cash. The Exchange Agreement also provides GBTG with the right to elect that such exchange be effected by the Continuing JerseyCo Owners (or certain permitted transferees thereof) transferring their GBT JerseyCo B Ordinary Shares and GBTG’s Class B Common Stock to the Company in exchange for the issuance by GBTG to such Continuing JerseyCo Owners of shares of GBTG’s Class A Common Stock (a “direct exchange”). On July 10, 2023, the Continuing JerseyCo Owners exercised their rights under the Exchange Agreement with respect to all of their GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock of GBTG and GBTG elected to effect the exchange as a direct exchange (see note 1 - Business Description and Basis of Presentation).
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and privileges, qualifications and limitations as holders of Class B Common Stock. Further, Class A-1 preferred stock shall be identical in all respects to the Class A Common Stock and Class B-1 preferred stock shall be identical in all respects to the Class B Common Stock.
Distributions
There were no capital distributions to shareholders during the three and nine months ended September 30, 2023 and 2022.
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
Sponsor Side Letter
In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, the Insiders, GBTG and GBT JerseyCo entered into a side letter (as amended on May 27, 2022, “Sponsor Side Letter”) pursuant to which approximately 8 million of the Sponsor Shares were deemed unvested and were subject to certain triggering events to occur within five years following the closing (the “Sponsor Side Letter Vesting Period”) for these shares to vest. If, within the Sponsor Side Letter Vesting Period, the volume-weighted average share price ("VWAP") of Class A Common Stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, approximately 5 million of the unvested Sponsor Shares will vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Class A Common Stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days the remaining approximately 3 million of the unvested Sponsor Shares will vest. To the extent that either of the aforementioned triggering events do not occur within the Sponsor Side Letter Vesting Period, such Sponsor Shares will be forfeited to and terminated by GBTG. The registered holder(s) of the unvested Sponsor Shares continue to be entitled to all of the rights of ownership thereof, including the right to vote and receive dividends and other distributions in respect thereof. The number of shares and the price targets listed above will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations, reclassifications, combinations or other like changes or transactions with respect to the Class A Common Stock. These shares are accounted for as part of earnout shares discussed above in note 13 – Earnout Shares.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge and hedge of investments in foreign subsidiary	Total accumulated other comprehensive loss
Balance as of December 31, 2022	$(10)	$(1)	$4	$(7)
Net changes during the period, net of tax benefit of $0	(6)	(1)	—	(7)
Allocated to non-controlling interest	(16)	1	1	(14)
Re-classed from non-controlling interest upon corporate simplification transaction (see note 1)	(63)	(27)	27	(63)
Balance as of September 30, 2023	$(95)	$(28)	$32	$(91)

(1) Allocation of accumulated other comprehensive income (loss) to the non-controlling interest represented by the Continuing JerseyCo Owners ceased upon Corporate Simplification transaction discussed in note 1 – Business Description and Basis of Presentation.

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge and hedge of investments in foreign subsidiary	Total accumulated other comprehensive loss
Balance as of December 31, 2021	$(38)	$(128)	$4	$(162)
Net changes prior to reverse recapitalization, net of tax benefit of $0	(59)	—	12	(47)
Allocated to non-controlling interest	85	112	(14)	183
Net changes post reverse recapitalization, net of tax benefit of $0	(11)	—	2	(9)
Balance as of September 30, 2022	$(23)	$(16)	$4	$(35)
Amounts in accumulated other comprehensive loss are presented net of the related tax impact. Reclassifications out of accumulated other comprehensive losses related to amortization of (i) actuarial losses and prior service costs (component of net periodic pension benefit (cost)) is included within other income (expense), net, and (ii) gain on termination of cash flow hedge is included within interest expense, in the Company’s consolidated statements of operations.
(16)    Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of (i) stock options and RSUs using the “treasury stock” method, and (ii) GBTG’s Class B Common Stock, using the “if converted” method, for the period they were outstanding.
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
The Company has excluded approximately 20 million of stock options and 24 million of RSUs from the calculation of diluted loss per share for the three and nine months ended September 30, 2023, as their inclusion would have resulted in anti-dilutive effect on loss per share.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

(in $ millions, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator – Basic and diluted (loss) earnings per share:
Net (loss) income attributable to the Company’s Class A common stockholders (A)	$—	$(20)	$(16)	$1
Add: Net loss attributable to non-controlling interests in subsidiaries	(8)	(53)	(74)	(167)
Net loss attributable to the Company’s Class A common stockholders - Diluted (B)	$(8)	$(73)	$(90)	$(166)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	419,154,778	48,867,969	181,775,461	48,867,969
Assumed conversion of Class B Common Stock	38,587,351	—	274,524,584	394,448,481
Weighted average number of Class A Common Stock outstanding – Diluted (D)	457,742,129	48,867,969	456,300,045	443,316,450

Basic (loss) earnings per share attributable to the Company’s Class A common stockholders: (A) / (C)	$—	$(0.43)	$(0.09)	$0.02

Diluted loss per share attributable to the Company’s Class A common stockholders: (B) / (D)	$(0.02)	$(0.43)	$(0.20)	$(0.38)

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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notional Amount (in $ millions)	Period	Fixed Interest Rate
$600(1)	March 2023 to March 2025	3.680%
$300(2)	March 2023 to March 2027	4.295%
_____________________________________________________________
(1)The terms of $600 million notional amount of interest rate swap were initially linked to LIBOR as the benchmark rate, with SOFR-based rate replacing LIBOR as the benchmark rate for such swap, commencing June 2023. In March 2023, the Company amended the terms of the agreement to replace LIBOR with SOFR as the benchmark rate that commenced from March 2023 and changed the fixed rate from 3.6856% to 3.6800%. The interest rate swap is designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month SOFR based-rate exceeds 3.680%.
In June 2022, the Company terminated a previous interest rate swap contract, entered into in February 2022, that was designated as a cash flow hedge (and had similar terms as the current $600 million notional amount of interest rate swap) realizing $23 million in cash. Under ASC 815, the Company has determined that the total amount of $23 million credited to the accumulated other comprehensive income in connection with the termination of the previous interest rate swap contract will be included in the consolidated statements of operations proportionately until March 2025 as an offset to interest expense as the interest payments are made over this period. As a result, during the three and nine months ended September 30, 2023, the Company has reclassified $2 million and $6 million, respectively, from accumulated other comprehensive loss and recognized it as a credit to interest expense in its consolidated statements of operations.
(2)In February 2023, the Company entered into another interest rate swap contract for a notional amount of $300 million. The terms of the agreement require the Company to receive a variable rate of three months SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%.
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
As of September 30, 2023, the number of non-employee earnout shares issued and outstanding were approximately 23 million. The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$16	$10
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	$67	$90

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income (loss):

	Amount of gain/(loss) recognized in other comprehensive income (loss)				Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022		2023	2022	2023	2022
Derivatives designated as hedging instruments
Interest rate swap	$3	$18	$6	$31	NA	—	—	—	—
Interest rate swaps re-classed to consolidated statements of operations	(2)	(2)	(6)	(2)	Interest expense	$2	$2	$6	$2
Derivatives not designated as hedging instruments
Earnout Shares	—	—	—	—	Fair value movement on earnout and warrant derivative liabilities	39	12	23	35
Warrants	—	—	—	—	Fair value movement on earnout and warrant derivative liabilities	—	(18)	—	(5)
						$41	$(4)	$29	$32
During the three and nine months ended September 30, 2023, the Company has reclassified $2 million and $6 million, respectively, from accumulated other comprehensive loss and recognized it as a credit to interest expense. The total gain of $8 million on the interest rate swap contract is expected to be reclassified to net earnings as a credit to interest expense within the next 12 months.
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
As of September 30, 2023, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments— interest rate swaps and non-employee earnout shares. The fair value of the Company’s interest rate swaps has been primarily calculated by using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of non-employee earnout shares is determined using the Monte Carlo method.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	September 30, 2023	December 31, 2022
Interest rate swaps asset	Level 2	$16	$10
Non-employee earnout shares	Level 3	(67)	(90)
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
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	September 30, 2023	December 31, 2022
Stock price ($)	$5.50	$6.75
Risk-free interest rate	4.73%	4.06%
Volatility	52.5%	42.5%
Expected term (years)	3.7	4.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$3.18	$4.30
Fair value ($) (per earnout share – Tranche 2)	$2.66	$3.58
The following table presents changes in Level 3 financial liabilities measured at fair value during the nine months September 30, 2023:

(in $ millions)	Earnout Shares
Balance as of December 31, 2022	$90
Change in fair value	(23)
Balance as of September 30, 2023	$67
The Company does not measure its debt at fair value in its consolidated balance sheets. Where the fair value of the Company’s long-term debt is determined based on quoted prices in inactive markets for identical debt instruments, or for similar debt instruments, when traded as assets, it is categorized within Level 2 of the fair value hierarchy. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectation of interest rates, credit risks and the contractual term of the debt instruments and is categorized within Level 3 of the fair value hierarchy.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair values of the Company’s outstanding senior secured term loans are as follows:

		September 30, 2023		December 31, 2022
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured initial term loans	Level 2	$234	$231	$235	$220
Senior secured tranche B-3 term loans	Level 3	$990	$1017	$987	$1017
Senior secured tranche B-4 term loans	Level 3	$131	$137	$—	$—
_____________________________________________________________
(1)Outstanding principal amount of the relevant class of senior secured term loans less unamortized debt discount and debt issuance costs with respect to such loans.
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
(19)Related Party Transactions
The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders affiliates and the Company’s affiliates.
Commercial Agreements
The Company has various commercial agreements with the affiliates of Amex Coop. In respect of such agreements, included in the operating costs are costs of approximately $7 million and $7 million for the three months ended September 30, 2023 and 2022, respectively, and costs of $22 million and $18 million for the nine months ended September 30, 2023 and 2022, respectively, for charges from affiliates of Amex Coop. Revenues also include revenue from affiliates of Amex Coop of approximately $7 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and revenue of $19 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively. Amounts payable to affiliates of Amex Coop under these agreements, which include amounts collected by the Company on behalf of affiliates of Amex Coop, as of September 30, 2023 and December 31, 2022, were $47 million and $24 million, respectively. Amounts receivable from affiliates of Amex Coop under these agreements were $11 million and $15 million as of September 30, 2023 and December 31, 2022, respectively. The parties had amended the terms of certain of these commercial arrangements that were effective upon the closing of the Business Combination in May 2022.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Exchange Agreement
GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into an Exchange Agreement (the “Exchange Agreement”) which provided a right to the Continuing JerseyCo Owners to exchange their B Ordinary Shares of GBT JerseyCo for Class A Common Stock of GBTG on a one-for-one basis, with surrender and cancellation of Class B Common Stock held by them in GBTG. The Exchange Agreement also provided GBTG with the right to elect that such exchange be effected by the Continuing JerseyCo Owners (or certain permitted transferees thereof) transferring their GBT JerseyCo B Ordinary Shares and GBTG’s Class B Common Stock to the Company in exchange for the issuance by GBTG to such Continuing JerseyCo Owners of shares of GBTG’s Class A Common Stock (a “direct exchange”). On July 10, 2023, the Continuing JerseyCo Owners exercised such rights under the Exchange Agreement with respect to all of their GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock of GBTG and GBTG elected to effect the exchange as a direct exchange (see note 1 - Business Description and Basis of Presentation).
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
Advisory Services Agreement
Certares Management Corp. (“Certares”), an indirect equity owner of the Company, provided certain advisory services to the Company under the Advisory Services Agreement which was terminated upon the closing of the Business Combination in May 2022. For the three and nine months ended September 30, 2022, the Company accrued fees of $0 and $1 million, respectively. As of both September 30, 2023 and December 31, 2022, the Company had $5 million as amounts payable to Certares under this agreement.
Commercial and Operating Agreements with Expedia
An affiliate of GBTG and an affiliate of Expedia entered into a ten-year term marketing partner agreement to provide GBTG’s business clients with access to Expedia group’s hotel content. As a result of this agreement, the Company recognized revenue of $40 million and $30 million for the three months ended September 30, 2023 and 2022, respectively, and $122 million and $90 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had $20 million and $18 million receivable from the affiliate of Expedia as of September 30, 2023 and December 31, 2022, respectively.
GBT UK has entered into a Transition Services Agreement with Expedia, Inc., pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provide certain transition services to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to the Company. The total cost charged to the Company for the three months ended September 30, 2023 and 2022, was approximately $6 million and $8 million, respectively, and for the nine months ended September 30, 2023 and 2022, was $20 million and $28 million, respectively, which was included in the Company’s consolidated statements of operations within technology and content expense. As of September 30, 2023 and December 31, 2022 the Company had a payable to Expedia Inc. of $4 million and $8 million, respectively. Further, as of September 30,

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2023 and December 31, 2022, Egencia had a net receivable of $7 million and $4 million, respectively, from Expedia, primarily on account of net cash collected from customers by Expedia on behalf of Egencia.
During the nine months ended September 30, 2023, pursuant to an agreement with Expedia, the Company issued 575,409 shares of Class A Common Stock to Expedia to settle, in part, $4 million of liability for loss contingency accrued in 2022. As of September 30, 2023, and December 31, 2022, the Company had $11 million and $15 million, respectively, that remained payable to Expedia in respect of this loss contingency.
Loan to equity affiliate
During the nine months ended September 30, 2023, the Company provided a loan of $5 million to one of its equity affiliates of which $2 million is receivable in the next twelve months.

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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:
•changes to projected financial information or our ability to achieve our anticipated growth rate and execute on industry opportunities;
•our ability to maintain our existing relationships with customers and suppliers and to compete with existing and new competitors;
•various conflicts of interest that could arise among us, affiliates and investors;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
•the impact of the COVID-19 pandemic, geopolitical conflicts and related changes in base interest rates, inflation and significant market volatility on our business, the travel industry, travel trends and the global economy generally;
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•the effect of a prolonged or substantial decrease in global travel on the global travel industry;
•political, social and macroeconomic conditions (including the widespread adoption of teleconference and virtual meeting technologies which could reduce the number of in-person business meetings and demand for travel and our services);
•the effect of legal, tax and regulatory changes;
•the decisions of market data providers, indices and individual investors; and
•other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 (Annual Report on Form 10-K).
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
We are at the center of the global B2B travel ecosystem, managing the end-to-end logistics of business travel and providing an important link between businesses, their employees, travel suppliers and other industry participants. We service our clients in the following ways:
•Our portfolio of travel management solutions, built around and targeting the needs of key client segments we serve, provide extensive access to flights, hotel rooms, car rentals and other travel services as well as meeting and events solutions, including exclusive negotiated content, supported by a full suite of services that allows our clients to design and operate an efficient travel program and solve complex travel requirements across all stages of the business process from planning, booking, on trip, and post trip activities.
•Our award-winning client facing proprietary platforms are built to deliver business value through optimized user experiences across the act of business travel. These platforms, accessible over Web and Mobile interfaces and powered by our data management infrastructure, are built by one of the world’s largest product engineering teams dedicated to driving technical innovation across the business travel industry. These client facing platforms are :
◦Egencia: primarily focuses on digital-first clients (more than 90% of transactions were served through digital channels in 2022) who value a simple, easy to use and standardized end-to-end solution.
◦The GBT platform: is a modular solution primarily focused on flexibility of service offerings; seamlessly integrating a wide range of third-party and proprietary software and services into one complete travel solution designed and built around the needs of each customer.
•GBT Partner Solutions extends our platform to Network Partners, travel management companies and independent advisors, by offering them access to our differentiated content and technology. Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
•GBT Supply Market Place provides travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing, the complex needs of our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients.
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
On December 2, 2021, GBT JerseyCo entered into the Business Combination Agreement with Global Business Travel Group, Inc. or “GBTG” (formerly known as Apollo Strategic Growth Capital or “APSG”). The Business Combination

closed on May 27, 2022 and GBT JerseyCo became a direct subsidiary of GBTG through the transaction contemplated by the Business Combination Agreement. GBTG is a Delaware corporation and tax resident in the U.S. GBTG conducts its business through GBT JerseyCo, which until July 10, 2023, was through an Up-C structure. On July 10, 2023, GBTG entered into a series of transactions that simplified the capital and organizational structure by eliminating the Up-C structure. See note 1 - Business Description and Basis of Presentation to our consolidated financial statements included in this Form 10-Q.
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
Impact of the COVID-19 Pandemic
There have been improvements in our business and operating conditions since the outset of the COVID-19 pandemic in March 2020; however, we cannot predict the long-term effects of the pandemic on our business. As travel restrictions have been relaxed and travel patterns return, we have seen gradual improvement in our key volume metrics during 2022 and through the first nine months of 2023. Although our results for the first quarter of 2022 included a strong recovery from the pandemic, the Omicron variant of COVID-19 limited the recovery of our business during that period. Consequently, our results for the nine months ended September 30, 2023 include upside from such recovery in comparison to the same period in the prior year.
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

	Three months ended September 30,		Change favorable / (unfavorable)		Nine months ended September 30,		Change favorable / (unfavorable)
(in $ millions, except percentages)	2023	2022	$	%	2023	2022	$	%
Key Operating Metrics
TTV	$7,123	$6,585	$538	8%	$21,894	$17,054	$4,840	28%
Transaction Growth	7%	207%	n/m	n/m	23%	291%	n/m	n/m
Key Financial Metrics
Revenue	571	488	83	17%	1,741	1,324	417	32%
Total operating expense	575	533	(42)	(8)%	1,752	1,484	(268)	(18)%
Net loss	(8)	(73)	65	n/m	(90)	(166)	76	n/m
Net loss margin	(1)%	(15)%	14ppt	91%	(5)%	(13)%	8ppt	59%
Net cash provided by (used in) operating activities	135	(81)	216	n/m	104	(390)	494	n/m
EBITDA	76	(12)	88	n/m	148	(2)	150	n/m
Adjusted EBITDA	95	41	54	135%	300	60	240	405%
Adjusted EBITDA margin	17%	8%	9ppt	101%	17%	5%	12ppt	284%
Adjusted Operating Expenses	476	446	(30)	(7)%	1,441	1,261	(180)	(14)%
Free Cash Flow	107	(112)	219	n/m	17	(463)	480	n/m

	As of September 30,	As of December 31,
	2023	2022
Net Debt	$927	$919
_____________________________________________________________
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
For the three months ended September 30, 2023 TTV increased by $538 million, or 8%, to $7,123 million compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, TTV increased by $4,840 million, or 28%, compared to the nine months ended September 30, 2022. The increase in TTV during the three and nine months ended September 30, 2023, was primarily due to Transaction Growth, assisted in part by upside resulting from the impact of Omicron variant of the COVID-19 pandemic, which affected the results of three months ended March 31, 2022.
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
For the three months ended September 30, 2023, Transaction Growth was 7% compared to three months ended September 30, 2022. For the nine months ended September 30, 2023, Transaction Growth was 23% compared to the nine months ended September 30, 2022. Transaction Growth during these periods was primarily due to increased demand from business clients and an increase in international travel.
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
These non-GAAP measures have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of the Company’s results or expenses as reported under GAAP. Some of these limitations are that these measures do not reflect:
•changes in, or cash requirements for, our working capital needs or contractual commitments;

•our interest expense, or the cash requirements to service interest or principal payments on our indebtedness;
•our tax expense, or the cash requirements to pay our taxes;
•recurring, non-cash expenses of depreciation and amortization of property and equipment and definite-lived intangible assets and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business;
•restructuring, mergers and acquisition and integration costs, all of which are intrinsic of our acquisitive business model; and
•impact on earnings or changes resulting from matters that are non-core to our underlying business, as we believe they are not indicative of our underlying operations.
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
Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2023	2022	2023	2022
Net loss	$(8)	$(73)	$(90)	$(166)
Interest expense	36	26	105	69
Benefit from income taxes	(2)	(10)	(12)	(39)
Depreciation and amortization	50	45	145	134
EBITDA	76	(12)	148	(2)
Restructuring, exit and related charges (a)	13	(2)	49	(5)
Integration costs (b)	10	8	28	25
Mergers and acquisitions (c)	1	19	1	21
Equity-based compensation (d)	19	15	60	23
Fair value movement on earnout and warrant derivative liabilities (e)	(39)	6	(23)	(30)
Other adjustments, net (f)	15	7	37	28
Adjusted EBITDA	$95	$41	$300	$60
Net loss Margin	(1)%	(15)%	(5)%	(13)%
Adjusted EBITDA Margin	17%	8%	17%	5%

Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2023	2022	2023	2022
Total operating expenses	$575	$533	$1,752	$1,484
Adjustments:
Depreciation and amortization	(50)	(45)	(145)	(134)
Restructuring, exit and related charges (a)	(13)	2	(49)	5
Integration costs (b)	(10)	(8)	(28)	(25)
Mergers and acquisitions (c)	(1)	(19)	(1)	(21)
Equity-based compensation (d)	(19)	(15)	(60)	(23)
Other adjustments, net (f)	(6)	(2)	(28)	(25)
Adjusted Operating Expenses	$476	$446	$1,441	$1,261
_____________________________________________________________
(a)Includes (i) employee severance costs/(reversals) of $12 million and $(2) million for the three months ended September 30, 2023 and 2022, respectively, and $40 million and $(5) million for the nine months ended September 30, 2023 and 2022, respectively, (ii) accelerated amortization of operating lease ROU assets of $1 million and $7 million for the three and nine months ended September 30, 2023, respectively and (iii) contract costs related to leased facilities abandonment of $0 and $2 million for the three and nine months ended September 30, 2023, respectively.
(b)Represents expenses related to the integration of businesses acquired.
(c)Represents expenses related to business acquisitions, including potential business acquisitions, and includes pre-acquisition due diligence and related activities costs.
(d)Represents non-cash equity-based compensation expense related to equity incentive awards to certain employees .
(e)Represents fair value movements on earnout and warrant derivative liabilities during the periods.
(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense (credit) of $4 million and $(3) million for the three months ended September 30, 2023 and 2022, respectively, and $16 million and $17 million for the nine months ended September 30, 2023 and 2022, respectively, (ii) litigation and professional services costs of $2 million and $5 million for the three months ended September 30, 2023 and 2022, respectively, and $12 million and $8 million for the nine months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange loss of $8 million and $7 million for the three months ended September 30, 2023 and 2022, respectively, and $6 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively (ii) non-service component of our net periodic pension cost (benefit) related to our defined benefit pension plans of $1 million and $(2) million for the three months ended September 30, 2023 and 2022, respectively, and $3 million and $(6) million for the nine months ended September 30, 2023 and 2022, respectively.
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
Travel Revenues: Travel Revenues include all revenue relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds. The major components of our Travel Revenues are:
•Client Fees: We typically charge clients transaction fees for arranging travel.

•Supplier Fees: Travel suppliers pay us for distributing and promoting their content. The mechanism varies by supplier, but the amount is usually a volume-linked fee. This includes fees from the three major global distribution services providers.
Product and Professional Services Revenues: We receive revenue from clients, travel suppliers and Network Partners for using our platform, products and value-added services.
•Management Fees: Many clients request a contractually fixed, dedicated staffing pool to serve their travelers for part or all of their business travel. In these cases, we use a cost-recovery-plus-margin pricing structure instead of a transaction fee. Client management resources and overhead allocations are also included in this management fee.
•Products Revenues: We provide a broad range of business travel management tools used by clients to manage their travel programs. Revenue for these solutions usually takes the form of recurring subscriptions or management fees.
•Consulting and Meetings and Events Revenues: Consulting revenues (including outsourcing to us of part, or all, of a client’s travel program management) are usually a fixed fee for delivery of a certain engagement (such as company travel policy design). Meetings and events revenue is based on fees for booking, planning and managing meetings and events.
•Other Revenues: Other revenues typically include certain marketing and advertising fees from travel suppliers, as well as direct revenues from our Network Partners (excluding certain supplier fees that are indirectly driven by Network Partners’ contribution to aggregate volumes).
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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following is a discussion of our results of the consolidated statements of operations for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Revenue	$571	$488	$83	17%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	237	218	(19)	(9)%
Sales and marketing	94	86	(8)	(9)%
Technology and content	101	102	1	—
General and administrative	81	84	3	4%
Restructuring and other exit charges	12	(2)	(14)	(559)%
Depreciation and amortization	50	45	(5)	(10)%
Total operating expenses	575	533	(42)	(8)%
Operating loss	(4)	(45)	41	93%
Interest expense	(36)	(26)	(10)	(38)%
Fair value movement on earnout and warrant derivative liabilities	39	(6)	45	812%
Other loss, net	(9)	(5)	(4)	(72)%
Loss before income taxes and share of losses from equity method investments	(10)	(82)	72	88%
Benefit from income taxes	2	10	(8)	(81)%
Share of losses from equity method investments	—	(1)	1	133%
Net loss	$(8)	$(73)	$65	89%

Revenues

	Three months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Travel revenue	$455	$387	$68	17%
Product and professional services revenue	116	101	15	16%
Total revenue	$571	$488	$83	17%
For the three months ended September 30, 2023, our total revenue increased by $83 million, or 17%, primarily due to an 8% increase in TTV and 0.6 percentage points increase in revenue yield. Revenue yield during the three months ended September 30, 2023 was 8.0%. Yield is calculated as total revenue divided by TTV.
Travel Revenue increased by $68 million, or 17%, primarily due to growth in TTV driven by (i) an increase in business travel, (ii) an improvement in yield driven by supplier performance incentives and (iii) increase in the mix of international transactions.
Product and Professional Services Revenue increased $15 million, or 16%, primarily due to increased management fees and meetings and events revenue driven by strengthened demand.

Cost of Revenue

	Three months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$237	$218	$(19)	(9)%
For the three months ended September 30, 2023, cost of revenue increased by $19 million, or 9%, due to increased salaries and benefits and other costs of revenue.
Salaries and benefits expenses related to cost of revenue increased by $12 million, or 8%, primarily due to additional number of employees on account of increase in volume and country mix, and recovery of meetings and events activity, partially offset by cost savings driven by improved operational efficiencies.
Other cost of revenue increased by $7 million, or 11%, primarily due to (i) $5 million increase in outsourcing of vendors and (ii) $4 million related to increased merchant fees and data processing costs to meet the increase in transaction volumes.
Sales and Marketing

	Three months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Sales and marketing	$94	$86	$(8)	(9)%
For the three months ended September 30, 2023, sales and marketing expenses increased by $8 million, or 9%, primarily due to increased salaries and benefits with other sales and marketing costs remaining stable.
Salaries and benefits expenses related to sales and marketing increased by $9 million, or 12%, primarily due to (i) increase in hiring of additional personnel to manage and support our sales growth and, (ii) an increase of total employee incentive costs, partially offset by (iii) cost savings driven by restructuring activities.
Technology and Content

	Three months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Technology and content	$101	$102	$1	—

For the three months ended September 30, 2023, technology and content costs decreased marginally by $1 million. The increase in salaries and benefits expenses was more than offset by decrease in other technology and content costs.
General and Administrative

	Three months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
General and administrative	$81	$84	$3	4%
For the three months ended September 30, 2023, general and administrative expenses decreased by $3 million, or 4%. The increase in salaries and benefits expenses was more than offset by reduction in other general and administrative costs.
Salaries and benefits expenses related to general and administrative increased by $13 million, or 35%, due to (i) a $9 million increase of total employee incentives costs and (ii) $4 million increase in corporate head office costs resulting from hiring of additional employees to assist with integration.

Other general and administrative expenses decreased by $16 million, or 34%, primarily due to a $19 million charge recognized during the three months ended September 30, 2022 relating to a loss contingency regarding the Egencia acquisition.
Restructuring and Other Exit Charges
For the three months ended September 30, 2023, restructuring charges of $12 million primarily related to employee severance costs resulting from a reduction in workforce on account of changes to our internal operating model and certain other exit activities.
Depreciation and Amortization
For the three months ended September 30, 2023, depreciation and amortization increased by $5 million, or 10%, primarily due to increased capitalization of property and equipment and accelerated amortization of certain leasehold improvements resulting from abandonment of certain office facilities.
Interest Expense
For the three months ended September 30, 2023, interest expense increased by $10 million, or 38%, primarily due to a higher amount of outstanding term loan debt and higher interest rates during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, partially offset by the benefit resulting from interest rate swaps.
Fair Value Movements on Earnout and Warrant Derivative Liabilities
During the three months ended September 30, 2023, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $39 million to our consolidated statements of operations compared to a charge of $6 million (which also included fair value movement related to warrant derivative liabilities) during the three months ended September 30, 2022. The decrease in fair value of earnout derivative liability was mainly driven by the decrease in our stock price as of September 30, 2023.
Other Loss, net
For the three months ended September 30, 2023, other loss, net, increased by $4 million primarily due to increased costs related to non-service components of net periodic pension cost.
Benefit from Income Taxes
GBT JerseyCo is tax resident in the U.K. and until July 10, 2023, was treated as a partnership for U.S. federal income tax purposes with GBTG being subject to U.S. income taxes on its share of the results of GBT JerseyCo’s international operations.
Pursuant to the Corporate Simplification on July 10, 2023, the Up-C Structure was unwound with GBTG assuming full economic ownership of GBT JerseyCo. Consequently, GBT JerseyCo's U.S. tax partnership status was terminated and it is now classified as a single member LLC.

Prior to the Corporate Simplification, GBTG owned approximately 16% of GBT JerseyCo and, as a U.S. tax resident shareholder, recognized certain deferred tax assets and liabilities in respect of its proportionate interest in GBT JerseyCo. As a direct result of Corporate Simplification and increase in GBTG's economic ownership of GBT JerseyCo, its deferred tax assets and liabilities have increased with an overall incremental net deferred tax liability of approximately $76 million being recorded with a corresponding charge against equity. GBTG’s U.S. cash income tax expense is expected to increase resulting in increased future cash tax outflows, but is expected to be largely offset by the savings from no longer having to make compensating tax distribution payments to the former shareholders of the GBT JerseyCo partnership. We also expect the Company’s overall effective tax rate not to be materially affected by the Up-C unwind. As advised above, U.S income tax exposure will increase due to the higher economic ownership percentage in GBT JerseyCo but will be materially offset by the release of the higher net deferred tax liability that also arises on the increased ownership.
For the three months ended September 30, 2023 and 2022, we had a benefit from income tax of $2 million and $10 million, respectively, and our effective tax rate was 17% and 12%, respectively. Our effective tax rate for the three months ended September 30, 2023 is lower than the U.S. federal statutory tax rate of 21% primarily due to the impact of non-deductible expenses and movement in valuation allowances. For the three months ended September 30, 2022, our effective income tax rate is lower than the U.S. federal statutory tax rate of 21% due to non-taxable fair value movement on earnout and warrant derivative liabilities and items such as return-to-tax provisions, additional state and local taxes and other non-deductible expenses.
We believe we are well positioned to monetize both the historical and additional tax benefits in future periods.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following is a discussion of our results of the consolidated statements of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Revenue	$1,741	$1,324	$417	32%
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	720	590	(130)	(22)%
Sales and marketing	299	245	(54)	(22)%
Technology and content	301	289	(12)	(4)%
General and administrative	245	231	(14)	(6)%
Restructuring and other exit charges	42	(5)	(47)	(891)%
Depreciation and amortization	145	134	(11)	(8)%
Total operating expenses	1,752	1,484	(268)	(18)%
Operating loss	(11)	(160)	149	93%
Interest expense	(105)	(69)	(36)	(53)%
Fair value movement on earnout and warrant derivative liabilities	23	30	(7)	(23)%
Other loss, net	(9)	(3)	(6)	(192)%
Loss before income taxes and share of losses from equity method investments	(102)	(202)	100	49%
Benefit from income taxes	12	39	(27)	(69)%
Share of losses from equity method investments	—	(3)	3	108%
Net loss	$(90)	$(166)	$76	46%

Revenues

	Nine months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Travel revenue	$1,401	$1,032	$369	36%
Product and professional services revenue	340	292	48	17%
Total revenue	$1,741	$1,324	$417	32%
For the nine months ended September 30, 2023, our total revenue increased by $417 million, or 32%, primarily due to a 28% increase in TTV driven by the lifting of travel restrictions that were introduced by governments in response to the Omicron variant of COVID-19, during the three months ended March 31, 2022. Revenue yield during the nine months ended September 30, 2023 was 8% and increased by 0.2 percentage points.
Travel Revenue increased by $369 million, or 36%, primarily due to increases in TTV from continued growth in business travel and increases in international transactions.

Product and Professional Services Revenue increased $48 million, or 17%, primarily due to increased management fees and meetings and events revenue driven by strengthened demand.
Cost of Revenue

	Nine months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$720	$590	$(130)	(22)%
For the nine months ended September 30, 2023, cost of revenue increased by $130 million, or 22%, that is aligned with 23% Transaction Growth.
Salaries and benefits expenses related to cost of revenue increased by $79 million, or 18%, primarily due to (i) an increase in the number of travel care employees as a result of increase in volume (partially offset by cost savings driven by improved operational efficiencies), resulting in an additional $49 million of expense, and (ii) $16 million expenses aligned to continued recovery of meeting and events activities, (iii) $6 million decrease in government funds in connection with programs designed to minimize employment losses related to the COVID-19 pandemic and (iv) $6 million in other employee incentives.
Other cost of revenue increased by $51 million, or 36%, due to (i) $26 million increase in professional fees relating to outsourcing costs, (ii) a $16 million increase in data processing costs and merchant and professional fees to meet the increase in transaction volumes and (iii) $9 million increase in other cost of revenue expenses driven by increased volume.
Sales and Marketing

	Nine months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Sales and marketing	$299	$245	$(54)	(22)%
For the nine months ended September 30, 2023, sales and marketing expenses increased by $54 million, or 22%, due to increased salaries and benefits and other sales and marketing costs.
Salaries and benefits expenses related to sales and marketing increased by $48 million, or 23%, primarily due to (i) an increase in salaries and benefits on account of hiring additional personnel to manage and support our sales growth (partially mitigated by cost savings driven by restructuring activities) of $22 million, (ii) an increase of $22 million related to employee incentives and (iii) a decrease in government funds of $3 million received in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses during the nine months ended September 30, 2022.
Other sales and marketing expenses increased by $6 million, or 15% primarily due to data processing and other miscellaneous expenditures to meet the increase in transaction volumes.
Technology and Content

	Nine months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
Technology and content	$301	$289	$(12)	(4)%

For the nine months ended September 30, 2023, technology and content costs increased by $12 million, or 4%, primarily due to increase in salaries and benefits expenses.
Salaries and benefits expenses related to technology and content increased by $14 million, or 10%, primarily due to a $7 million increase of employee incentives and (ii) $ 8 million increase due to employees hired to meet increase in product development activities.

Other technology and content costs decreased marginally by $2 million.
General and Administrative

	Nine months ended September 30,		Change favorable/(unfavorable)
(in $ millions)	2023	2022	$	%
General and administrative	$245	$231	$(14)	(6)%
For the nine months ended September 30, 2023, general and administrative expenses increased by $14 million, or 6%, due to increases in salaries and benefits expenses offset by decrease in other general and administrative costs.
Salaries and benefits expenses related to general and administrative increased by $22 million, or 20%, due to (i) $15 million increase on account of hiring of additional personnel to manage integration, transformation and head office functions, and (ii) $7 million net increase in employee incentives.
Other general and administrative expenses decreased by $8 million, or 8%, primarily due to (i) a $19 million charge recognized during the nine months ended September 30, 2022 relating to a loss contingency in regard to the Egencia acquisition, offset by (ii) an increase in head office costs including professional fees, leased facilities costs resulting from accelerated amortization of operating lease ROU assets, data processing and certain other corporate expenses.
Restructuring and Other Exit Charges
For the nine months ended September 30, 2023, restructuring charges of $42 million primarily related to employee severance costs resulting from a reduction in workforce on account of changes to our internal operating model, certain exit activities and accrual of certain contract termination costs related to leased facilities abandonment.
Depreciation and Amortization
For the nine months ended September 30, 2023, depreciation and amortization increased by $11 million, or 8%, primarily due to (i) increased capitalization of property and equipment and (ii) accelerated amortization of certain leasehold improvements resulting from abandonment of certain leased office facilities.
Interest Expense
For the nine months ended September 30, 2023, interest expense increased by $36 million, or 53%, primarily due to a higher amount of outstanding term loan debt and higher interest rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, partially offset by the benefit resulting from interest rate swaps.
Fair Value Movements on Earnout and Warrant Derivative Liabilities
During the nine months ended September 30, 2023, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $23 million to our consolidated statement of operations compared to a credit of $30 million (which also included fair value movement related to warrant derivative liabilities) during the nine months ended September 30, 2022. The decrease in fair value of earnout derivative liability was mainly driven by the decrease in our stock price as of September 30, 2023.
Other Loss, net
For the nine months ended September 30, 2023, other loss, net, increased by $6 million due to increased costs related to non-service components of net periodic pension cost offset by lower foreign exchange losses.
Benefit from Income Taxes

The impact of the Corporate Simplification transaction on our income taxes has been discussed above.
For the nine months ended September 30, 2023 and 2022, we had a benefit from income tax of $12 million and $39 million, respectively, and our effective tax rate was 12% and 19%, respectively. Our effective tax rate for the nine months ended September 30, 2023 is lower than the U.S. federal statutory tax rate of 21% primarily due to the effect of non-taxable expenses, movement in valuation allowances and minimum taxes. For the nine months ended September 30, 2022, our effective income tax rate is lower than the U.S. federal statutory tax rate of 21% primarily due to the non-taxable fair value movement on earnout and warrant derivative liabilities and items such as return-to-tax provisions, additional state and local taxes and other non-deductible expenses.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations, cash available under the credit facilities under the senior secured credit agreement as well as cash and cash equivalent balances on hand. As of September 30, 2023 and December 31, 2022, our cash and cash equivalent balances were $432 million and $303 million, respectively. During the nine months ended September 30, 2023 and 2022, our net cash from (used in) operating activities was $104 million and $(390) million, respectively, and our Free Cash Flow was $17 million and $(463) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of September 30, 2023, we had $43 million of senior secured revolving credit facility that remained undrawn.
In January 2023, we amended our senior secured credit facility and borrowed an additional principal amount of $135 million under a new senior secured tranche B-4 term loan facility (see note 10 – Long-term Debt).
We believe our liquidity is important given the limited ability to predict our future financial performance due to the uncertainties of a potential economic slowdown due to prevailing adverse macro-economic conditions. In the past, we have taken several measures to preserve our liquidity (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entered into several financial transactions, including debt financing / refinancing transactions and the consummation of the Business Combination. We further continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change favorable / (unfavorable)
(in $ millions)	2023	2022	$
Net cash from (used in) operating activities	$104	$(390)	$494
Net cash used in investing activities	(93)	(73)	(20)
Net cash from financing activities	121	293	(172)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(30)	27
Net increase (decrease) in cash, cash equivalents and restricted cash	$129	$(200)	$329
Cash Flows for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
As of September 30, 2023, we had $445 million of cash, cash equivalents and restricted cash, an increase of $129 million compared to December 31, 2022. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Operating Activities
For the nine months ended September 30, 2023, net cash from operating activities was $104 million compared to $390 million of operating cash outflows for the nine months ended September 30, 2022. The increase in cash flows from operating activities of $494 million was primarily due to (i) $200 million of reduced net losses before considering non-cash charges and (ii) $354 million of favorable net change in working capital, offset by (iii) $41 million of higher cash interest paid and (iv) $23 million of reduction on account of cash received on termination of derivative contract during the nine months ended September 30, 2022.
Investing Activities
During the nine months ended September 30, 2023, cash used in investing activities increased by $20 million primarily due to increased investments in property and equipment.
Financing Activities
During the nine months ended September 30, 2023, net cash from financing activities of $121 million was primarily due to: (i) $131 million of proceeds received from borrowings under the senior secured tranche B-4 term loan facilities, net of discount and (ii) $7 million received from exercise of stock options and contributions for ESPP, partially offset by (ii) $4 million repayment of principal amount of senior secured term loans and finance leases, and (iii) $14 million cash paid for taxes withheld upon vesting / exercise of equity awards. During the nine months ended September 30, 2022, net cash from financing activities of $293 million was primarily due to: (i) $269 million of proceeds from the Business Combination and (ii) $200 million of proceeds received from delayed draw term loans borrowed under the senior secured tranche B-3 term loan facilities, partially offset by (iii) $168 million redemption of preferred share capital, including dividends accrued thereon and (iv) $4 million repayment of principal amount of senior secured term loans and finance leases
Free Cash Flow
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
Set forth below is a reconciliation of net cash used in operating activities to Free Cash Flow.

	Nine months ended September 30,		Change favorable / (unfavorable)
(in $ millions)	2023	2022
Net cash from (used in) operating activities	$104	$(390)	$494
Less: Purchase of property and equipment	(87)	(73)	(14)
Free Cash Flow	$17	$(463)	$480
For the nine months ended September 30, 2023, Free Cash Flow was $17 million compared to Free Cash Flow of $(463) million for the nine months ended September 30, 2022. The improvement of $480 million was due to a $494 million increase in net cash from operating activities as discussed above, offset by an increase of $14 million of cash outflows related to purchases of property and equipment.
Net Debt
The following table summarizes our Net Debt position as of September 30, 2023 and December 31, 2022:

(in $ millions)	September 30, 2023	December 31, 2022
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025)(1)	$238	$239
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026)(2)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026)(3)	135	—
Principal amount of senior secured revolving credit facility (Maturity – September 2026)(4)	—	—
Other borrowings (5)	4	—
	1,377	1,239
Less: Unamortized debt discount and debt issuance costs	(18)	(17)
Total debt, net of unamortized debt discount and debt issuance costs	1,359	1,222
Less: Cash and cash equivalents	(432)	(303)
Net Debt	$927	$919
_____________________________________________________________
(1)Stated interest rate of LIBOR + 2.50% as of September 30, 2023 and December 31, 2022.
(2)Stated interest rate of SOFR + 0.1% + 6.75% (with a SOFR floor of 1%) as of September 30, 2023 and LIBOR + 6.50% (with a LIBOR floor of 1.00%) as of December 31, 2022.
(3)Stated interest rate of SOFR +0.1% + 6.75% (with a SOFR floor of 1%) as of September 30, 2023.
(4)Stated interest rate of SOFR + 0.1% + 6.25% (with a SOFR floor of 1%) as of September 30, 2023 and LIBOR + 2.25% as of December 31, 2022. The senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025.
(5)Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.

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
Total debt, net of unamortized debt discount and debt issuance costs, was $1,359 million as of September 30, 2023 and $1,222 million as of December 31, 2022. As of September 30, 2023, Net Debt was $927 million compared to Net Debt of $919 million as of December 31, 2022. The increase in Net Debt of $8 million was primarily driven by $135 million of additional principal amount of senior secured tranche B-4 term loans borrowed during the nine months ended September 30, 2023, offset by a $129 million increase in cash and cash equivalent balance as of September 30, 2023 compared to December 31, 2022.
As of September 30, 2023, we were in compliance with all applicable covenants under the senior secured credit agreement.
Contractual Obligations and Commitments
There has been no material change to our contractual obligations and commitments as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2023 and the subsequent Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023.
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
For the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.
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

Except as discussed below, there were no material changes in our market risk during the nine months ended September 30, 2023. For additional information, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates and we are exposed to changes in such floating interest rates. We have interest rate risk primarily related to borrowings under the senior secured credit agreement, which bear interest at a variable rate tied to LIBOR, SOFR or the applicable base rate plus a margin (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable), and, during certain periods, the margin applicable to certain term loan facilities thereunder will be based on a pricing grid that varies with the total leverage ratio (calculated in a manner set forth in the senior secured credit agreement). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of September 30, 2023, $1,355 million of senior secured term loans were outstanding under the senior secured credit agreement, net of unamortized debt discount and unamortized debt issuance costs, and $7 million of letters of credit were outstanding under the senior secured revolving credit facility as of such date.
Based on the outstanding debt under the senior secured credit agreement as of September 30, 2023, and assuming that our mix of debt instruments and other variables remain unchanged, but including the impact of expected receipts or payments of cash flows resulting from interest rate swap contracts, a hypothetical 100 basis points increase or decrease in LIBOR / SOFR would have increased or decreased our interest expense by $5 million on an annualized basis. In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this February 2022 interest rate swap contract and realized $23 million of cash. We simultaneously entered into another swap contract with substantially the same terms and conditions as the February 2022 swap, except the fixed interest rate component was changed. In March 2023, we amended the terms to change the reference rate for the variable leg from LIBOR to SOFR to match the reference rate on the underlying debt that was amended in January 2023, and that is being hedged. Further, the interest rate on the fixed leg of the interest rate swap changed from 3.6858% to 3.6800%. The interest rate swap continues to be designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month SOFR exceeds 3.6800%.
In order to further hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities, in February 2023, we entered into another interest rate swap agreement for a notional amount of $300 million of debt for a period covering from March 2023 to March 2027. The terms of the agreement require us to receive a variable rate of three months U.S SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%. See note 10 – Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q for further discussion about our debt and interest rates. The interest rate swap contracts are considered as an accounting hedge under ASC 815. As of September 30, 2023, we had recognized $16 million of interest rate swap derivative asset on our consolidated balance sheets.
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

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company has identified deficiencies in its internal control over financial reporting related to the Egencia business, which we acquired on November 1, 2021. Certain processes and procedures of the Egencia business, which was owned by Expedia prior to our acquisition, are still being carried out by Expedia under the transition services agreement. As a result, the Company has lack of oversight of certain processes and controls, including general information technology ("IT") controls and IT application controls, that result in the preparation of Egencia’s financial results. These processes are related to the recording of client revenue and payment of certain vendors and are expected to amount to approximately 4% of our consolidated revenue and expenses and 6% of our consolidated assets as of and for the year ending December 31, 2023. Management believes the lack of oversight of such processes and controls constitutes a material weakness and, therefore, has determined that the Company’s disclosure controls and procedures were not effective as of September 30, 2023.
These deficiencies neither pertained to, nor impacted, any of the processes, controls or procedures related to the historical business of the Company outside of Egencia. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts to Address Material Weakness

We are currently working to remediate the material weakness described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. We expect to achieve these steps through integration of key applications and processes at Egencia into the Company’s legacy control environment. The integration of the Egencia processes into the Company’s existing owned processes has commenced and is expected to be completed in April 2024 at which point the Company will complete testing of the controls and procedures related to Egencia. Therefore, the material weakness will not be considered remediated until the integration is complete and applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in internal control over financial reporting.
Other than with respect to the remediation efforts on Egencia's client revenue process and payment of certain vendor process, as well as general IT controls and IT application controls , there were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. Legal Proceedings
We are involved in litigation and other proceedings that arise in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 1A. Risk Factors
For the nine months ended September 30, 2023, there were no material changes to the risk factors presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors. For further discussion of our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section title Risk Factors in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
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
_____________________________________________________________
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Global Business Travel Group, Inc.

Date: November 7, 2023	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)