Form 10-K
period 2023-12-31
Global Business Travel Group, Inc.
filed 2024-03-13
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $321 million.
As of March 12, 2024, there were 472,619,830 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

GLOBAL BUSINESS TRAVEL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
•the impact of geopolitical conflicts, including the war in Ukraine and the conflicts in the Middle East, as well as related changes in base interest rates, inflation and significant market volatility on our business, the travel industry, travel trends and the global economy generally;
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
•the impact of any future acquisitions including the integration of any acquisition; and
•other risks and uncertainties described under “Part I—Item 1A. Risk Factors.”
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
Website Disclosure
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains an internet site where reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC are available. Our SEC filings are available to the public at the SEC’s website at www.sec.gov and on our website at https://investors.amexglobalbusinesstravel.com/ free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website is https://www.amexglobalbusinesstravel.com/. Although we refer to our website in this Annual Report, the contents of our website are not included or incorporated by reference into this Annual Report. All references to our website in this Annual Report are intended to be inactive textual references only.

PART I
References in this Annual Report on Form 10-K (this “Annual Report”) to "GBTG," “GBT,” “we,” “us,” “our” or the “Company” are to Global Business Travel Group, Inc. and its consolidated subsidiaries following the consummation of the Business Combination (as defined herein), other than certain historical information which refers to the business of GBT JerseyCo Limited, a company limited by shares incorporated under the laws of Jersey, and its consolidated subsidiaries prior to the consummation of the Business Combination. References to our “management” or our “management team” refer to our officers and directors.
Item 1.    Business
Overview
American Express Global Business Travel, which is operated by Global Business Travel Group, Inc., a Delaware corporation, is a leading business-to-business ("B2B") software and services company in travel and expense. We provide a full suite of differentiated, technology-enabled solutions to business travelers and business clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver to our customers unrivaled choice, value and experience, and our brand promise.
During the year ended December 31, 2023, we generated total transaction value ("TTV") of approximately $28.2 billion, resulting in revenues of $2.29 billion, net loss of $136 million, and Adjusted EBITDA of $380 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Key Operating and Financial Metrics — Non-GAAP Financial Measures” for additional information about our non-GAAP measures and a reconciliation to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles, consistently applied ("GAAP").
We are at the center of the global B2B travel and expense ecosystem, providing end-to-end travel and expense software and services for business travel and providing an important link between businesses, their employees, travel suppliers and other industry participants through company-sponsored and managed travel. We service our clients in the following ways:
•The Amex GBT Marketplace is our proprietary capability to provide travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing the complex needs of, our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients, delivering access to extensive and competitive content including exclusive negotiated content.
•Our award-winning client facing travel and expense solutions are built to deliver business value through optimized user experiences across business travel. These solutions are accessible over web and mobile interfaces, powered by our data management infrastructure and built by our dedicated product engineering team who is committed to driving technical innovation across the business travel industry. These client facing solutions are comprised of:

•GBT Partner Solutions is our program whereby we extend our platform to third-party travel management companies ("TMCs") and independent advisors (collectively, "Network Partners"), by offering them access to our differentiated content and technology, global servicing capabilities and access to our leading content marketplace ("GBT Partner Solutions"). Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
Since our formation in 2014, we have expanded our capabilities, integrated new brands through acquisitions, and invested approximately $1.6 billion in product and platform. The graphic below reflects such acquisitions and investments:
•KDS, which we acquired in October 2016, strengthened our platform and digital capabilities in two key areas: (i) KDS’ flagship Neo Online Booking Tool and Expense platform (“Neo”) provides us with our own leading edge platform to engage with and delight travelers through digital channels; and (ii) KDS’ development group, relaunched as our Neo Technology Group (“NTG”), is part of our dedicated center of excellence for digital and ecommerce innovation supporting all our group offerings.
•SMT was our long-time service delivery partner in Finland and became our proprietary operation in October 2016.
•Banks Sadler is a UK-based specialist in creative solutions for meetings and events. We acquired Banks Sadler in August 2017.
•In December 2017, we acquired the remaining 35% equity stake in our business in Spain that was previously held by our then joint-venture partner, an affiliate of Barcelo Hotel Group. After the consummation of this acquisition, GBT Spain became our wholly-owned business.
•In July 2018, we completed the acquisition of Hogg Robinson Group Limited (“HRG”), a global B2B services company specializing in travel management. The acquisition of HRG has enhanced our global scale, complemented our geographical footprint to offer enhanced service to our clients in key regions, and broadened our product and technology capabilities.
•In September 2019, we completed the acquisition of DER Business Travel (“DER”). The DER acquisition expanded our footprint into the small-to-medium-sized enterprises (which we generally define as having an annual TTV of less than $30 million, but which may vary by country and client need) ("SME") segment in Germany, the largest country by travel spend in Europe according to the Global Business Travel Association (“GBTA”).
•Our acquisition of 30 Seconds to Fly (“30STF”) in October 2020 was an important investment in artificial intelligence (“AI”) and machine learning enabled traveler service. 30STF’s innovative CLAIRE AI can fully or partially automate travelers’ chat interactions with travel counselors, driving traveler satisfaction as well as operational efficiency.
•In January 2021, we completed the acquisition of Ovation Travel, LLC, which includes Ovation, Ovation Vacations and Lawyers Travel brands (collectively "Ovation"). Ovation is a leading specialist in providing high-touch service TMC. The Ovation acquisition was an important step in expanding our high value capabilities and building our leadership in the large and attractive SME segment and the professional services industry.

•The acquisition of the Egencia business from Expedia Group, Inc. ("Expedia"), which was completed on November 1, 2021, (i) substantially enhanced our capabilities in the SME segment to significantly broaden our addressable client base; (ii) complemented our SME value proposition with Egencia’s software solution specifically built for “digital-first” SME clients who want a seamless program that delivers full traveler tools and control at a lower cost; and (iii) provides leading edge traveler and client experience, as well as innovation capability powered by an experienced, proven travel technology talent base. For additional information, see “Part I, Item 1. Business — Egencia Acquisition.”
We regularly consider acquisition opportunities as well as other forms of business combinations to drive our strategy and to enhance growth. see "Part I, Item 1. Business — Our Growth Strategy"; see "Part I, Item 1A. Risk Factors — We may be unable to identify and consummate new acquisition opportunities, which would significantly impact our growth strategy".
GBT’s operations are headquartered in London, United Kingdom, and as of December 31, 2023, we had approximately 19,000 employees worldwide with a proprietary presence or operations in 31 countries. We service clients in the rest of the world through our Travel Partner Network ("TPN"), consisting of third-party TMCs. According to the GBTA, the 31 countries in which we have a proprietary presence represent approximately 90% of business travel spend worldwide.
American Express Company ("American Express") is a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is therefore subject to supervision, regulation and examination by U.S. bank regulatory authorities. Because and for so long as American Express “controls” GBT for the purposes of the BHC Act, GBT is subject to certain bank regulatory requirements and restrictions. For additional information, see “Part I, Item 1A. Risk Factors — Risks Relating to Regulatory, Tax and Litigation Matters,” “Part I, Item 1. Business — Government Regulation — Banking Regulation,” “Part I, Item 1. Business — Government Regulation — Activities” and “Part I, Item 1. Business — Government Regulation — Acquisitions and Investments.”
Our business is susceptible to substantial disruptions, as described in “Part I, Item 1A.Risk Factors” and elsewhere in this Annual Report.
Key Factors Affecting Our Results of Operations
Industry Overview and Competitive Landscape
Over the past 60 years, travel and tourism has been one of the largest and fastest-growing economic sectors, representing $9.5 trillion in spend, or 9.2% of global gross domestic product ("GDP") in 2023, according to the World Travel & Tourism Council (“Travel & Tourism: Economic Impact 2023,” April 2023). The travel industry can generally be divided into two sectors: (i) the leisure travel sector, which serves individuals who make reservations for vacation and personal travel, and (ii) the business travel sector, which serves business clients that require travel by employees and other travelers for business needs and meetings. We focus primarily on the business travel sector.
According to the GBTA, global business travel was an estimated $1.4 trillion industry in 2023 with decades of historical secular growth through economic cycles. Through the last two economic cycles (2000-2019), global business travel spend grew by an estimated compound annual growth rate of 4.4% compared to 3.7% real global GDP growth rate over the same period (“GBTA BTI Outlook Annual Global Report & Forecast: Prospects for Global Business Travel 2020-2024,” January 2021, Global Business Travel Association). We believe this growth, in excess of real GDP growth, evidences the sustained role business travel plays as a driver of business and economic growth around the world.
Business travel can be managed or unmanaged. Where business travel is unmanaged, travelers procure travel from, and are serviced by, B2C (as defined herein) channels largely outside of business clients’ immediate oversight and control. Where business travel is managed, business clients choose a TMC through which its travelers procure travel and travel services. Through a TMC, business clients benefit from savings from demand aggregation, access to supplier content, effective fulfillment of business clients’ obligations to ensure the safety and well-being of their employees when traveling for business, and enhanced control over travel spending, among many other benefits.
We estimate that approximately 40% of business travel spend in the United States, and approximately 36% of business travel spend in Europe, was managed in recent years. We believe that a majority of unmanaged business travel spend is driven by SMEs, which we believe provides us with a significant growth opportunity given our strong SME client base in B2B travel. Additionally, we estimate that the growth trends in our SME business, as well as the number of TMCs that currently focus on SMEs, indicate a greater demand for managed travel by SMEs.

We are a leading B2B software and services company in travel and expense in a fragmented TMC industry. We estimate that the top 10 TMCs in aggregate accounted for approximately $70 billion in business travel TTV in 2002, or less than 10% of total business travel spend worldwide.
Many TMCs serve a mix of business clients. However, business clients have a range of different needs and priorities, and many TMCs focus on core capabilities aligned with the needs of their target clients. We offer our customers unrivaled choice through our travel and expense solutions, that target some of the most attractive segments in business travel; unrivaled value we deliver through comprehensive content and significant savings; and unrivaled traveler and customer experiences delivered through the combination of smart software and expert people across our solutions. We believe this differentiation is further enhanced by our brand promise.
•Unrivaled Choice
◦Global Servicing with Sophisticated Capabilities: Many clients have global operations, and this is often combined with organizational size and complexity to drive a wide range of sophisticated travel program needs. Often this includes travel management at a global and local level, a mix of insourced and outsourced processes and an ecosystem of tools and technology that varies for each client. Additionally, travel programs interface with processes and systems of other corporate functions (such as finance, human resources, sustainability, risk and compliance for example). We are differentiated by our complete solution designed to solve for this complexity: our customizable Select solution is purpose built to address these needs through seamlessly integrating our proprietary software and a broad range of third-party technology, including OBT, for customers that value this flexibility. These solutions support travelers and travel managers at a local and global level, through a consistent and flexible service infrastructure and technology backbone with a comprehensive stable of traveler and travel management software and services configured for the client. The GBT offer spans from complete outsourcing of an entire travel program for even the largest and most complex of our clients, to discrete solutions that seamlessly integrate into our clients’ travel management program and deliver on their specific needs.
◦Global Consistency, In One Complete Solution: Many customers have operations in a single country or have operations in multiple countries and want a single consistent experience across their business, simplifying their travel management program in one place. Egencia is designed to meet these needs with a configurable, turnkey, standardized solution differentiated through a simple, intuitive user experience on a globally scalable platform.
◦High Touch Servicing, Vertical Specific Offerings:Some customers value highly personalized traveler service, which can include named agents, or agents intimately familiar with specific practices and need of travelers in certain industry verticals. Our Ovation solution has a proven track record delivering on these requirements at scale, further enhanced and differentiated through GBT technology.
◦All in One Spend Management: Smaller SMEs typically consider travel as part of a broader employee spend category and may not have developed a dedicated travel management capability. Our Neo1 spend management solution specifically targets this segment, bringing together budgeting, virtual card issuance, payments, purchasing of travel and other employee spend, approvals, reporting and integration in finance system in an all-in-one digital self-serve solution.
•Unrivaled Value
◦Amex GBT Marketplace: Comprehensive Content and Superior Value: While our clients have distinct service needs, the need for access to comprehensive content and best value through savings and amenities is ubiquitous across our client base. The Amex GBT Marketplace delivers on this need with comprehensive content and superior value. The combination of solving the distinct needs of clients and travelers through tailored propositions and delivering the value of the Amex GBT Marketplace across our entire client base underpins our differentiation.
•Unrivaled Experience
◦Leading Human (24/7 global customer service) and Digital Traveler and Customer Experience Powered by Cutting Edge Proprietary Platform: Ownership of the digital experience is a critical success factor, as a simple, easy to use, intuitive traveler and client digital experience often drives the buying decision. We, through Neo and Egencia, are differentiated in this capability at global scale. Most new technology-based TMCs are focused on building this capability. We believe that our proven digital offer, further strengthened by our acquisition of Egencia, differentiates us to these clients. We believe that our ability to offer the seamless combination of digital experience with the expertise of our travel counselors and customer relationship managers is a compelling differentiator and provides us with leading value propositions for our customers.
•The American Express GBT Brand Promise
◦In addition to offering Unrivaled Choice, Unrivaled Value and Unrivaled Experience, we believe that operating to a higher standard in relation to the environment, social responsibility and corporate governance is integral to our success with business clients and suppliers and to attracting and retaining the best talent in the industry and is the cornerstone of our brand promise. We continually work and invest in our risk management framework, governance structures, practices and procedures to meet this higher standard.
We believe that we benefit from our proven track record, reputation for service, capacity and capability to adapt to emerging needs and ability to invest in better solutions, and that these attributes will continue to support our business in the future. In particular, we believe that the following long-term structural trends have emphasized the increasingly important role of a well-managed travel program in effectively and efficiently solving critical business problems:
•A growing emphasis on employee safety and well-being and the need for robust, high-quality, sophisticated solutions that help businesses deliver on their obligations to employees when they travel, increasing employee satisfaction;
•Business clients seeking partners with a demonstrated commitment to high-quality service and proven operational resilience despite periods of significant disruption and geopolitical uncertainty;
•The rising value of technology platforms that can adapt quickly to emerging needs and support an increasingly digitally enabled workforce, supported by investments in innovative solutions;
•Business clients demanding a higher standard of cybersecurity, data privacy and third-party risk management and seeking business partners committed to protecting client and traveler data while meeting the highest ethical standards;
•Increasingly fragmented content, highlighting the attractiveness of a platform that delivers extensive access to content and simplifies the purchasing process;
•Business clients continuing to seek more control and visibility over their travel program costs, which benefits TMCs that offer a broader range of content and higher savings; and
•Business clients seeking partnerships with TMCs that share their ambitions for more responsible and sustainable travel with solutions and clear roadmaps that support these ambitions.
We believe that we benefit from these long-term structural trends by combining:
•The world’s leading B2B travel platform by 2022 TTV;
•A diverse portfolio of leading travel management solutions;
•A track record of exceptional client and traveler support;
•Comprehensive and differentiated content and experiences that drive improved savings and value; and
•Operations that meet high standards in cybersecurity, data privacy, ethics, third-party risk management and sustainability.
Value Proposition
We serve and create value for clients, travel suppliers and Network Partners in two ways: (i) by enabling an efficient marketplace for travel transactions through traveler service, content and distribution; and (ii) by offering a suite of software and professional services that enable effective and efficient management of business travel programs.

GBT Value Proposition: Provide Solutions to Critical Problems for Clients, Travelers, and Suppliers
Clients: We serve a broad range of business clients globally across a diverse range of industries, including, among others, business and financial services, industrial, technology, healthcare, legal and other industries. During 2023, less than 40% of customer driven revenue was generated by our top 50 clients and no single client accounted for more than 2% of such revenue.
We deliver:
Travel and Expense Software
•Software for the traveler to seamlessly book and plan complex itineraries through our proprietary software, as well as full integration into third-party traveler and expense platforms.
•A full suite of travel management software, including (i) traveler care tools designed to help ensure the safety and well-being of travelers, (ii) travel spend analysis, travel policy development and governance, and (iii) end-to-end integration into client environments to facilitate compliance, human resources, finance and administrative functions.
Marketplace
•A single source for content (including flights, hotel rooms, car rentals and other services) from our expansive network of travel suppliers.
•A combination of broad content choices, differentiated GBT content and amenities (the "Preferred Extras") and client-specific sourcing programs that drive meaningful savings relative to unmanaged travel programs and other TMCs.
Professional Services
•Consulting with respect to responsible travel and environmental sustainability and offerings to partially or fully outsource clients' travel program, including procurement, consulting and operations.
•Extensive meeting and event planning capabilities, including preparing event proposals, budgeting, venue sourcing, research and coordination among other services.
We estimate SMEs represented approximately 49% of our TTV in 2023. The SME segment is highly competitive and fragmented, but we believe we have one of the most compelling offerings to SME client bases in B2B travel. Through our Ovation and Egencia acquisitions, we have reaffirmed our commitment to building a leading presence in the SME segment. Our SME-focused diverse portfolio of leading travel management services are also well positioned in premium segments and across various industries.
Travel Suppliers: Our travel suppliers include airlines, individual hotels and hotel groups, hotel aggregators, car rental companies, rail transportation providers and all three major Global Distribution Systems ("GDSs"). Our longstanding and valuable supplier relationships allow us to benefit from our marketplace with one of the largest concentrations of premium demand in travel. We believe that business travel demand is differentially important to travel suppliers due to their higher profitability and the high costs of marketing to and serving this demand directly. We are not only one of the largest single sources of business travel demand globally in terms of TTV, but we believe we also have a higher value (in terms of average ticket value and share of first and business class cabins) client base compared to the typical B2B travel benchmark.
Our value to travel suppliers is built on efficient access to premium business travelers, combined with solutions that help them effectively market their content and service offerings, including:
•A technology platform distributing content to our business clients across a wide range of points of sale ("POS");
•Managing a highly complex retail environment on behalf of travel suppliers, including client-specific content, fares and POS integrations;
•Analytics and other solutions that help travel suppliers make better retail decisions;
•Acting as an extension of the supplier salesforce to our clients; and
•Superior capabilities that allow us to service those clients in challenging or unpredictable environments.
We believe we offer access to and service this premium demand more cost-effectively, and with a broader and deeper value proposition, than travel suppliers could themselves. We allow travel suppliers to avoid significant investment in marketing, technology, servicing resources and infrastructure. This in turn helps drive superior value and economics for travel suppliers and our clients who benefit from savings and extra amenities and perks, such as complimentary Wi-Fi, breakfast, last-room availability and loyalty benefits, compared to publicly available fares and lodging room rates.
Network Partners: Through GBT Partner Solutions, we extend our technology and product solutions, content marketplace and global servicing capabilities to approximately 17 GBT Network Affiliate Partners. In addition, we partners with over 130 Independent Agents as part of the Ovation Network. We also have over 150 TMC's in our Third Party Network ("TPN") in various jurisdictions across the globe. We believe the GBT Partner Solutions value proposition is compelling for all three networks by providing:
•Significantly improved revenue capacity through better content management and retailing capabilities;
•Differentiated content and experiences that distinguish our Network Partners from their competitors; and
•Technology designed to solve critical problems for TMCs that are less capable of making these investments.

Business Model
As noted in our flywheel below ("GBT Flywheel"), our value proposition creates our competitive advantage and is driven by the synergies that drive value for all users of our platform.
•We deliver value to all our clients through our high-quality service, comprehensive and exclusive content and experiences, savings on travel spend and differentiated technology-enabled solutions. We deliver this through the compelling combination of tailored value propositions targeted at attractive client segments in business travel reinforced by our diverse portfolio of leading travel management services, and the significant value created by the GBT platform that powers our services and our Network Partners.
•We have one of the largest concentrations of premium demand in travel worldwide. Business travel is important to travel suppliers due to its significant contribution to profitability driven by more first and business class cabin bookings, fewer advance purchases and more flexible tickets. By aggregating business travel demand, we are a valuable partner to travel suppliers.
•Our platform provides travel suppliers with efficient access to our valuable client base, creating a strong incentive for travel suppliers to deliver more content, better experiences and increased savings. Serving high value business clients is a significant investment in technology, service resources, infrastructure and capabilities. The volume of business travel we manage and our efficient platform enable us to make and sustain this investment at compelling economics for both clients and travel suppliers. This creates margin headroom for travel suppliers to offer differentiated value through savings, content and experiences commensurate with the differentiated value of this demand to them. These savings and benefits make our value proposition even more compelling for our clients. Moreover, we benefit from premium economics and capacity to invest in our platform and in the inorganic expansion of platform and capability. Our clients and suppliers benefit from the incremental value created by these investments through more services and solutions, better client and traveler experiences and a more efficient platform.
•Our end-to-end ownership of our technology platform, from connectivity to sources that supply to our POS, allows us to deploy investments efficiently and generate extensive benefits for our clients and travel suppliers. In addition, our strategic acquisitions help us add capabilities.
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
Product and Professional Services Revenues: We receive revenue from clients, travel suppliers and Network Partners for using our platform, products and value-added services, which comprised 20% of our total revenues in 2023.
•Management Fees: Clients pay us management fees to provide a dedicated staffing pool to serve their travelers for part or all of their business travel.
•Meetings and Events Revenue: We charge clients fees for booking, planning and managing meetings and events.
•Consulting Revenues: Consulting services are usually a fixed fee for delivery of a certain engagement (such as company travel policy design).
•Product and Other Revenues: We charge clients subscription fees for a broad range of business travel management tools for their travel programs. Other revenues typically include certain marketing and advertising fees from travel suppliers.
Technology
Since our formation in 2014, we have spent approximately $1.6 billion on product and platform, to create a global platform that powers travel distribution, servicing and business travel programs. We continue to implement focused, high-impact enhancements to our technology platform and solutions to continually improve our value proposition to our clients, travel suppliers and Network Partners.
Technology Investments Create a Sustainable Competitive Advantage
Our technology investment has centered on three key strategic goals:
•Creating a custom-built technology infrastructure to power our solutions and maintain robust privacy and data security;
•Developing an omnichannel core platform capable of powering a global travel program at scale, including a marketplace that provides content for our clients and seamless distribution for our travel suppliers; and
•Creating seamless travel experiences founded upon an integrated suite of solutions.

We began with a product and technology strategy to own all core needs and develop a modern, agile, flexible, globally consistent and secure platform. In 2016, we released the first phase of our omnichannel core platform, which today consists of our global profile solution, global trip record repository, and Amex GBT Marketplace with content and an expansive data repository that houses most of our trip and traveler data. The core platform is designed to support our own proprietary solutions as well as an ecosystem of third-party products and solutions in order to offer clients the broadest choice in how they design and configure their travel programs.
In 2018, we completed the full separation of our infrastructure from American Express, including our global telephony systems and network.
Since then, we have accelerated our strategy of delivering capabilities to our clients, travel suppliers and Network Partners. We relaunched KDS development group as NTG in 2019. NTG is our innovation engine and the center of excellence for all of our digital and e-commerce development. In 2020, we added new features to support clients and travelers during the COVID-19 pandemic.
With the completion of the acquisition of Egencia, we strengthened our digital and e-commerce capabilities bringing a compelling and integrated end-to-end B2B software solution to our clients. The synergies gained from the acquisition of Egencia were underpinned by a platform and innovation capability designed to serve travelers and clients with a differentiated digital experience in target segments. For additional information, see “Part I, Item 1. Business — Egencia Acquisition”.
We currently offer over 50 distinct technology-enabled products intended to address specific, high- impact problems for our clients. In addition to these capabilities, we support seamless integrations with over 250 third-party and proprietary customer solutions. Our products and integrations continue to grow as travel programs and needs evolve, and our core platform is central to our ability to quickly and efficiently develop, deploy and improve solutions across our client base globally.
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
Our Competitive Strengths
We attribute our success and historical performance to the following key strengths that we believe differentiate us from our competition:
•World’s leading B2B software and services company for travel and expense by 2022 TTV with a diverse portfolio of leading travel management services serving business clients (“2023 Power List,” June 2023, Travel Weekly);
•World's leading technology driven, proprietary digital solutions;
•High-quality client base with track record of attractive retention rates and new business growth;
•Traveler-centric, omnichannel service model;
•Relationships with top-tier travel suppliers driven by value proposition;
•Cutting-edge proprietary technology platform seamlessly integrated into our operations;
•Industry-leading standard in relation to the environment, social responsibility and corporate governance;
•Attractive financial profile with diversified revenue streams and a flexible cost structure; and
•Management team with industry-leading experience.

World’s Leading B2B software and services company for travel & expense by 2022 TTV with a Diverse Portfolio of Leading Travel and Expense Solutions
According to Travel Weekly, based on 2022 TTV, we are the world’s leading B2B travel platform and one of the leading platforms in travel (after leading B2C travel platforms such as Expedia and Booking Holdings Inc.). We offer software and services in travel and expense designed to provide solutions to demand and supply fragmentation. We provide travel suppliers with a cost-efficient channel to reach business clients and business travelers. We own parts of the distribution value chain, including technology, that enable us to differentiate our service and deliver excellence in client and traveler experiences. We deliver an expansive suite of professional and technology services to clients in addition to superior traveler services. We believe these capabilities and services increase the value of our B2B model.
We distinguish ourselves from other B2B travel providers through our portfolio of solutions that target premium demand segments in business travel with tailored and leading value propositions.
We serve a range of business clients and offer complete business travel solutions that can be designed and configured around client needs and fully integrated into client environments.
Our Ovation offerings (including the Lawyers Travel service) focus on SME clients specializing in providing high-touch TMC service at scale with deep strength in selected industries, including the legal, private equity and entertainment industries.
Egencia is focused on integrated software solutions for SMEs. The Egencia platform is simple and easy to use, provides the “look and feel” of a consumer platform for travelers, and features intuitive integrated travel management solutions. Egencia was designed and built as a software solution for SMEs.
We supplement our diverse portfolio of leading travel management software and services, which target attractive segments in B2B travel, with our GBT Partner Solutions proposition. We believe that the combination of our brands and partner solutions provides us with growth options, scalability and capacity for investment in our platform that powers the GBT Flywheel and distinguishes us from our competitors.
High-quality Client Base with Track Record of Attractive Retention Rates and New Business Growth
Through our diverse portfolio of leading travel management software and services, we serve a broad range of business clients globally across a diverse range of industries including, among others, business and financial services, industrial, technology, healthcare, legal and other industries.
Our value propositions are tailored to meet the sophisticated needs of business travel clients, which in turn are valuable to our travel suppliers.
We believe the strength of our value proposition is demonstrated by our track record of attracting and retaining premium demand business clients. Our client retention rate was 96% in 2023. The average tenure of our top 100 clients by TTV is approximately 15 years with more than 81% of our client relationships having a tenure of more than five years. In addition to maintaining our existing clients, our Total New Wins Value (TTV over the contract term from all new client wins over the last twelve months) for full year 2023 totaled $3.5 billion, including $2.2 billion in SME, with an average win / loss ratio of 2.5x since 2015.
Traveler-Centric, Omnichannel Service Model
We are proud to offer our travelers 24/7 customer service anywhere in the world through a number of service channels. In 2023, 78% of our bookings were through digital channels (such as online booking tools (“OBTs”), the GBT mobile app and instant messaging). Alongside our digital channels, our agent facilitated channels have played a critical role is supporting travelers seeking the expertise and support of our travel counselors in navigating a more complex travel environment.
Our platform is channel-agnostic, ensuring travelers and clients benefit from the full range of our content, savings and solutions regardless of how they choose to engage with us. Where it is valued by our clients, our platform also integrates seamlessly with all major third-party OBTs, further enhancing our flexibility.
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
Travel suppliers value business travel demand due to a higher proportion of first and business class cabin bookings, fewer advance purchases, more flexible tickets and more long-haul international bookings, all of which drive superior economics and profitability. As the world’s leading B2B travel platform by 2022 TTV, we offer travel suppliers access to one of the largest aggregations of this premium demand in the travel industry. Moreover, we believe the composition of our bookings is uniquely valuable compared to typical B2B bookings. Due to the nature and mix of our client types, our clients typically choose premium tickets that we estimate are on average approximately 40% higher than the average TMC booking. In addition, more than half of our TTV related to air travel is derived from first and business class cabin bookings.
We offer travel suppliers efficient access to this premium demand. For example, we estimate that the total distribution cost through us is comparable (as a percentage of booking value) to the reported selling costs for at least our top five airline supplier and even more cost-effective when considering the technology investment and servicing cost savings our travel suppliers realize.
These high value relationships and economics are powered by the Amex GBT Marketplace, our unified platform encompassing the GDS and non-GDS content aggregation that connects all of our travel suppliers and content to the POS our clients and travelers use. We believe this provides value to travel suppliers by eliminating the need to invest in complex business client POS environments while also providing them with the capabilities they need to market, promote and sell their content, products and services effectively.
We have extensive experience working closely with travel suppliers to deliver their objectives and create value for clients. We have a dedicated team of proprietary content acquisition and revenue management specialists providing data insight, backed by advanced optimization tools and data analytics that deliver compelling solutions to travel suppliers.
We believe our offerings create a strong incentive for travel suppliers to deliver more content, experiences, and savings specifically for our clients. This includes Preferred Extras that are not available to the general public, which provide clients with value through extra amenities and savings from exclusive fares and lodging room rates. For example, in 2023, more than 90 airlines and more than 60,000 hotel properties participated in the Preferred Extras program, with clients benefiting from an average saving of approximately 5% compared to public fares when they used Preferred Extras content, in addition to benefiting from extra amenities and perks such as free Wi-Fi, breakfast, last-room availability and loyalty benefits.
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
By increasingly owning both the traveler experience (whether through Egencia, Neo, GBT Mobile or Chat) and the distribution technology (through the Amex GBT MarketPlace), we deliver content to travelers the way they want it. This technology makes us one of the few TMCs to have a full digital POS solution and content delivery technology. Our technology allows us to control our digital roadmap, including with respect to content aggregation, and user experiences with merchandising and retailing of content to generate the maximum benefit for travelers, clients and travel suppliers. Owning this technology drives efficiencies in our own operations and provides us with a unique position in the marketplace by supporting the distribution needs of travel suppliers, as well as enhancing the quality of the user experience and driving savings for our clients and their travelers.
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
Our solutions also offer flexibility of choice of end-to-end solutions and the ability to integrate third-party solutions, such as SAP Concur with our Select solution. We seamlessly integrate these solutions, as well as links to core client systems, such as finance and human resources applications, via our flexible Application Programming Interfaces to drive consistent client and traveler experiences. By doing so, we can quickly adapt to client needs while also maintaining robust information security, privacy and compliance safeguards.
Industry-Leading Standard of Sustainability
On an annual basis, GBT publishes an Environmental, Social and Governance (“ESG”) Report, which can be found on the Company's website and includes our ESG strategy and progress in respect of environmental sustainability, diversity, equity and inclusion, and corporate governance matters. The information contained on the Company's website is not included in, or incorporated by reference into, this Annual Report.
Attractive Financial Profile with Diversified Revenue Streams and a Flexible Cost Structure
Our types and sources of revenue are highly diversified. We receive revenue from clients, travel suppliers and Network Partners for air, hotel, car rental, rail or other travel-related transactions as well as a broad range of non-transaction related products and services. No single client accounted for more than 2% of our revenue in 2023.
Travel Revenues are primarily driven by transaction volumes, with volume floors included in some of our client contracts. Product and Professional Services Revenues, which constituted 42% of our total revenue in 2021, 22% of our total revenue in 2022 and 20% of our total revenue in 2023, are not directly driven by transaction volume. This revenue mix allows us to mitigate volume downside risk while benefiting from growth in our business as well as the underlying growth in the B2B travel industry.
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

They have successfully managed the business through several acquisitions and transformations, while delivering consistent growth. They have also deftly managed the challenges of the COVID-19 pandemic together, taking roles as industry leaders in supporting the emerging resurgence of travel, and have the expertise and leadership required to execute on our growth strategy.
Our Growth Strategy
We believe we have significant runway for growth, margin expansion and accelerated cash generation, enabled by our differentiated industry position. We have built the most valuable marketplace in travel, underpinned by access to the most comprehensive and competitive content. We have multiple levers to accelerate growth, including driving new wins with our leading travel and expense software and services that are integrated and proven at scale globally. We are focused on growing our leadership in the large, fast-growing and high margin SME segment, where we are investing to drive new wins and higher share of wallet and benefit from the shift from unmanaged toward high-quality managed travel solutions. We are investing to extend our product leadership and build leading digital-first experiences and seamlessly integrated software and services. Our priority to drive operating leverage through productivity improvements, including leveraging automation and AI, is expected to drive margin expansion and fund investments for long-term sustained growth, both organically and through accretive mergers and acquisitions ("M&A").
We regularly consider acquisition opportunities as well as other forms of business combinations. Historically, we have been involved in numerous transactions of various magnitudes, for consideration which included cash, securities or combinations thereof. We are continuing to evaluate and to pursue appropriate acquisition and combination opportunities as they arise in the expansion of our operations. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. As part of our regular on-going evaluation of acquisition opportunities, we are currently engaged in a number of unrelated preliminary discussions concerning possible acquisitions. We are in various stages of such discussions and have not entered into any agreement with respect to any possible acquisitions not expressly described in this Annual Report. The purchase price for possible acquisitions may be paid in cash, through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. Prior to consummating any such possible acquisition, we, among other things, will have to satisfactorily complete our due diligence investigation, negotiate the financial and other terms (including price) and conditions of such acquisitions, obtain necessary consents and approvals and, if necessary, obtain financing. The fact that we are subject to supervision, examination and regulation by Federal Reserve under the BHC Act could limit our ability to engage in acquisition activity (See “Part I, Item 1A. Risk Factors — Risks Relating to Regulatory, Tax and Litigation Matters — Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition”). Furthermore, our ability to consummate and finance acquisitions may be limited by the terms of our existing or future debt arrangements. We cannot predict if any such acquisition will be consummated or, if consummated, will result in a financial or other benefit to us. See “Part I, Item 1A. Risk Factors — Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business — We may be unable to identify and consummate new acquisition opportunities, which would significantly impact our growth strategy.”
Capitalize on our Differentiated Value Proposition and Technology Platform
Since our formation in 2014, we have invested approximately $1.6 billion in product and platform, to deliver the leading B2B travel and expense software and services, including exceptional traveler experience and leading travel program management tools and capabilities. Our proprietary technology utilizes data analytics capabilities to enhance travel program insights and create a more personalized user experience, which we believe will drive our client reach. We intend to expand our value proposition through the continued integration of travel and expense and payment tools. In addition, the Amex GBT Marketplace aggregates and optimizes content delivery, which we believe will solve critical problems for business clients, travel suppliers and Network Partners.
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
Strengthen Position in Global and Multinational Segment
We believe our value proposition to business clients was strengthened by the COVID-19 pandemic, which underscored our high-quality service and created a flight to service quality, where quality of service became highly prioritized as a critical buying factor. As a result of this paradigm shift, newly won client expected annual value and growth in client and traveler satisfaction performance have strengthened compared to our pre-pandemic trend. We provide one of the most complete business travel solutions for business clients, and we believe our differentiated value proposition will enable us to continue to grow in this segment. Business clients require sophisticated capabilities on a global scale, and we believe that we can deliver them through our platform and solutions, high-quality traveler service and suite of professional services.
We plan to continue to grow through new client wins and expanding upon our existing relationships by providing more comprehensive solutions, including meetings and events planning, consulting, outsourced services and more products and technology that are integrated into our clients to provide the best possible experience and value.
Accelerate Penetration in SME Segment
We are focused on growth in the SME segment, which we believe represents a large and profitable opportunity for our business. In 2023, we estimate global SME total travel spend was approximately $950 billion, including both significant managed and unmanaged spend. We estimate $685 billion of the global SME segment is unmanaged, representing a large growth opportunity.
Our acquisitions of Ovation (including the Ovation and Lawyers Travel services) and Egencia in 2021 demonstrate our commitment and ability to execute in the SME segment. Ovation and Lawyers Travel are leading solutions for the high-touch segment where personal, human service remains a key buying criterion. Egencia is a leading SME software platform where a largely self-service model is desired. GBT, together with Ovation and Egencia, has the capability of serving SMEs with a variety of solutions designed to meet their needs.
We launched Neo1, a fully self-registered SME expense management tool in the United Kingdom in 2020 and in the U.S. in 2021.
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
Earnings Growth Through Productivity and Automation
We continue to drive digital transformation and automation initiatives to increase efficiency. For example, by bringing more solutions from our core platform into our travel counselor toolkit, we can automate more processes, as well as create more self-service and “co-pilot” solutions for travel counselors that combine automation with human service. We believe this type of servicing delivers the best of both worlds in achieving traveler satisfaction and efficiency.
Together, we believe these initiatives will enable us to deliver a higher level of service, thus benefiting clients, travelers and our business, while realizing and maintaining higher margins going forward.

Egencia Acquisition
The acquisition of Egencia was consummated on November 1, 2021. The Egencia solution, footprint and capabilities, which offers easy to use and intuitive self-service technology for the traveler, travel arranger and client, are complementary to our business and further accelerate our growth strategy. In particular, the Egencia acquisition substantially enhances our capabilities in the SME segment to significantly broaden the addressable client base, complements our SME value proposition with its software solution specifically built for “digital-first” SME clients who want a seamless program that delivers full traveler tools and control at a lower cost and provides leading edge traveler and client experience as well as innovation capability powered by an experienced, proven travel technology talent base.
EAN.com LP, an affiliate of Expedia, entered into a Marketing Partner Agreement on November 1, 2021 which was subsequently amended on June 1, 2023, agreeing to a ten-year term marketing partner agreement with an affiliate of GBT to provide GBT’s clients with access to Expedia hotel content through the AmexGBT Marketplace, which requires Expedia to meet certain competitiveness thresholds with respect to the Expedia hotel content offered to GBT and requires GBT to satisfy certain share of wallet commitments to Expedia.
As part of the acquisition of Egencia, on November 1, 2021, GBT Travel Services UK Limited ("GBT UK") entered into a Transition Services Agreement with Expedia (the “Egencia TSA”), pursuant to which Expedia and its affiliates provide certain transition services to facilitate an orderly transfer of Egencia from Expedia to GBT. See note 9 – Business Acquisitions – Acquisition of Egencia to our consolidated financial statements included elsewhere in this Annual Report.
Description of Certain Indebtedness
Overview
Certain of our subsidiaries are party to a Senior Secured Credit Agreement (as defined below), which provides for $1,372 million in outstanding principal amount of senior secured term loan facilities and a $50 million Senior Secured Revolving Credit Facility (as defined below) as of December 31, 2023. The proceeds from these financing arrangements have been and will continue to be used to reinforce our liquidity position and preserve financial flexibility. The substantial majority of the senior secured term loans will mature on December 16, 2026, with the outstanding principal amount of initial tranche, as of December 31, 2023, of $237 million maturing on August 13, 2025.The revolving credit facility will automatically terminate on May 14, 2025 if the initial tranche of term loans has not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025. The revolving credit facility is otherwise scheduled to mature on September 16, 2026. As of December 31, 2023, we had utilized $7 million for letters of credit and had the balance of $43 million that remained undrawn under the Senior Secured Revolving Credit Facility.
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
Senior Secured Credit Agreement
On August 13, 2018, certain of our subsidiaries entered into the Senior Secured Credit Agreement, by and among GBT Group Services B.V. (the “Borrower”), GBT III, as the original parent guarantor, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders and letter of credit issuers from time to time party thereto, which initially provided for $250 million of senior secured initial term loans ("Senior Secured Initial Term Loans") and the $50 million senior secured revolving credit facility ("Senior Secured Revolving Credit Facility"). In December 2019, the Senior Secured Credit Agreement was modified to, among other things, permit certain internal reorganization transactions and add GBT UK TopCo Limited, a wholly-owned direct subsidiary of GBT, as the parent guarantor. On September 4, 2020, $400 million of Senior Secured Prior Tranche B-1 Term Loans were borrowed under an incremental facility that was established pursuant to an amendment to the Senior Secured Credit Agreement. On January 20, 2021, the Senior Secured Credit Agreement was further amended to, among other things, (i) establish the $200 million Senior Secured Prior Tranche B-2 Term Loan Facility and (ii) modify certain terms applicable to the Senior Secured Prior Tranche B-1 Term Loans. On December 2, 2021, the Borrower obtained commitments for the $1,000 million Senior Secured New Tranche B-3 Term Loan Facilities. Effective as of December 16, 2021, the Senior Secured Credit Agreement was amended to, among other things, establish the Senior Secured New Tranche B-3 Term Loan Facilities, a portion of which was applied to refinance and repay in full the Senior Secured Prior Tranche B-1 Term Loans and the Senior Secured Prior Tranche B-2 Term Loan Facility. On January 25, 2023, the Senior Secured Credit Agreement was further amended to, among other things, (i) establish the $135 million Senior Secured New Tranche B-4 Term Loan Facility (together with the Senior Secured Initial Term Loans and the Senior Secured New Tranche B-3 Term Loan Facilities, the “Senior Secured Term Loan Facilities”) and (ii) modify certain terms applicable to the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured Revolving Credit Facility. The various amendments referred to above also modified certain covenants and certain other terms of the Senior Secured Credit Agreement.
Term Loan Facilities
Senior Secured Initial Term Loans in an aggregate principal amount of $250 million were drawn in full at the original closing of the Senior Secured Credit Agreement, and the proceeds therefrom were used for general corporate purposes, including repayment of a then-existing bridge facility that was incurred to finance our July 2018 acquisition of HRG. Loans in an aggregate principal amount of $800 million were drawn under the Senior Secured New Tranche B-3 Term Loan Facilities on December 16, 2021, a portion of which was applied to refinance and repay in full the Senior Secured Prior Tranche B-1 Term Loans and the Senior Secured Prior Tranche B-2 Term Loan Facility, and, in connection therewith, the remaining unused commitments under the Senior Secured Prior Tranche B-2 Term Loan Facility were terminated. The then remaining $200 million of commitments under the Senior Secured New Tranche B-3 Term Loan Facilities were available on a delayed-draw basis for an up to six-month period after the initial borrowing date under the Senior Secured New Tranche B-3 Term Loan Facilities, subject to certain customary borrowing conditions, to be used for ongoing working capital requirements and other general corporate purposes permitted by the Senior Secured Credit Agreement. On May 19, 2022, $100 million of term loans were borrowed from such $200 million of delayed draw commitments under the Senior Secured New Tranche B-3 Term Loan Facilities. On June 9, 2022, an additional $100 million of term loans were borrowed from the last remaining delayed draw commitments under the Senior Secured New Tranche B-3 Term Loan Facilities. On January 25, 2023, an additional $135 million of term loans were borrowed under the Senior Secured New Tranche B-4 Term Loan Facility. The Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility have substantially the same terms as the loans under the Senior Secured New Tranche B-3 Term Loan Facilities (after giving effect to the amendment providing for such additional loans) include funds managed or advised by certain affiliates of APSG Sponsor, L.P., a Cayman Islands exempted partnership (the "Sponsor") and affiliates of certain investors to those certain PIPE Subscription Agreements, dated as of December 2, 2021, pursuant to which the PIPE Investment was consummated.
The Senior Secured Initial Term Loans mature, and all amounts outstanding thereunder will become due and payable in full, on August 13, 2025. Principal amounts outstanding under the Senior Secured Initial Term Loans are required to be repaid on a quarterly basis at an amortization rate of 1.00% per annum, with the balance due at maturity. The Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility mature, and all amounts outstanding thereunder will become due and payable in full, on December 16, 2026. Neither the Senior Secured New Tranche B-3 Term Loan Facilities nor the Senior Secured New Tranche B-4 Term Loan Facility have any scheduled amortization payments prior to maturity.
At the option of the Borrower (upon prior written notice), amounts borrowed under one or more of the Senior Secured Term Loan Facilities (as selected by the Borrower) may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (x) any applicable prepayment premium required to be paid with respect to the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility, as described below, and (y) customary breakage costs in connection with certain prepayments of loans ). Subject to certain exceptions set forth in the Senior Secured Credit Agreement, the Borrower is required to prepay loans under the Senior Secured Term Loan Facilities with (i) 50% (subject to leverage-based stepdowns) of annual excess cash flow (calculated in a manner set forth in the Senior Secured Credit Agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based stepdowns) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.
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
As of December 31, 2023, an aggregate principal amount of $237 million of Senior Secured Initial Term Loans, $1,000 million of loans under the Senior Secured New Tranche B-3 Term Loan Facilities and $135 million of loans under the Senior Secured New Tranche B-4 Term Loan Facility were outstanding under the Senior Secured Credit Agreement, and there were no unutilized term loan commitments remaining outstanding under the Senior Secured Credit Agreement as of such date.
Senior Secured Revolving Credit Facility
The Senior Secured Revolving Credit Facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the Senior Secured Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Senior Secured Revolving Credit Facility may be used for working capital and other general corporate purposes.
The January 2023 amendment to the Senior Secured Credit Agreement, among other things, suspended the testing of our leverage-based financial covenant through July 1, 2024. However, we elected to demonstrate compliance on an earlier date in connection with the delivery of the required financial statements for the period ended September 30, 2023. As a result, testing of the covenant is no longer suspended and the additional borrowing conditions imposed by the January 23, 2023 amendment, including minimum and maximum liquidity requirements and prohibitions on certain restricted payments and debt incurrence, no longer apply. The Senior Secured Revolving Credit Facility matures, and all amounts outstanding thereunder will become due and payable in full, on September 16, 2026, subject to a springing maturity provision. The Senior Secured Revolving Credit Facility will automatically terminate on May 14, 2025 if the Senior Secured Initial Term Loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025. At the option of the Borrower (upon prior written notice), amounts borrowed under the Senior Secured Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty. As of December 31, 2023, we had utilized $7 million for letters of credit and had the balance of $43 million that remained undrawn under the Senior Secured Revolving Credit Facility.
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
Interest and Certain Fees
Loans outstanding under the Senior Secured Credit Agreement accrue interest at a variable interest rate based on either (i) the London Interbank Offered Rate ("LIBOR"), to the extent ascertainable (including on a synthetic basis) in accordance with the Senior Secured Credit Agreement, (ii) the Secured Overnight Financing Rate ("SOFR"), as adjusted, or (iii) the “base rate” (as defined in the Senior Secured Credit Agreement), plus an applicable margin (with an adjusted SOFR floor of 1.00% for loans under the Senior Secured New Tranche B-3 Term Loan Facilities, the Senior Secured New Tranche B-4 Term Loan Facility and the Senior Secured Revolving Credit Facility, and a 0.00% LIBOR floor for the Senior Secured Initial Term Loans). The Senior Secured Initial Term Loans have an applicable margin of 2.50% per annum for LIBOR loans and 1.50% per annum for base rate loans. For any period for which accrued interest is paid in cash, the applicable margin for loans under the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility is initially 6.75% per annum for SOFR loans and 5.75% per annum for base rate loans and, commencing with the test period ended September 30, 2023, varies with the total leverage ratio (calculated in a manner set forth in the Senior Secured Credit Agreement), ranging from 5.25% to 6.75% per annum for SOFR loans and 4.25% to 5.75% per annum for base rate loans. Until December 16, 2023, the Borrower had the option to pay accrued interest on loans under the Senior Secured New Tranche B-3 Term Loan Facilities and the Senior Secured New Tranche B-4 Term Loan Facility at a rate equal to (i) adjusted SOFR (with a 1.00% SOFR floor) plus 4.00% per annum with respect to the portion required to be paid in cash plus (ii) 4.00% per annum with respect to the portion paid in kind by adding such interest to the principal amount of the loans. Loans outstanding under the Senior Secured Revolving Credit Facility have an initial applicable margin of 6.25% per annum for SOFR loans and 5.25% per annum for base rate loans and, commencing with the test period ending September 30, 2023, will vary with the total leverage ratio (calculated in a manner set forth in the Senior Secured Credit Agreement), ranging from 4.75% to 6.25% per annum for SOFR loans and 3.75% to 5.25% per annum for base rate loans. If any amount owing under the Senior Secured Credit Agreement is not paid when due, then such overdue amount would thereafter bear interest at a rate that is 2.00% per annum in excess of the interest rate otherwise payable thereon. Interest on the loans outstanding under the Senior Secured Credit Agreement is payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). As of December 31, 2023, the applicable interest rate in effect was (i) 8.11% for the Senior Secured Initial Term Loans and (ii) 11.48% for loans under the Senior Secured New Tranche B-3 Term Loan Facility and the Senior Secured New Tranche B-4 Term Loan Facility. The Borrower paid $15 million of upfront fees for the commitments of the lenders under the Senior Secured New Tranche B-3 Term Loan Facilities. The Borrower was required to pay a fee of 3.00% per annum on the actual daily unused delayed draw commitments under the Senior Secured New Tranche B-3 Term Loan Facilities. The Borrower paid approximately $3.78 million of upfront fees for the commitments of the lenders under the Senior Secured New Tranche B-4 Term Loan Facility. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the Senior Secured Revolving Credit Facility, payable quarterly in arrears. The Borrower is also obligated to pay other customary fees described in the Senior Secured Credit Agreement.
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
The Senior Secured Credit Agreement requires that an aggregate amount of Liquidity, as defined in the Senior Secured Credit Agreement, equal to at least $200 million be maintained as of the end of each calendar month. Liquidity is calculated as the aggregate amount of unrestricted cash and cash equivalents of the Loan Parties and their subsidiaries plus, under certain circumstances, the unused amount available to be drawn under the Senior Secured Revolving Credit Facility.
The Senior Secured Credit Agreement also contains an additional financial covenant applicable solely to the Senior Secured Revolving Credit Facility that requires the first lien net leverage ratio to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Senior Secured Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Senior Secured Revolving Credit Facility. The Senior Secured Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the Senior Secured Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. The first lien net leverage ratio is calculated as the ratio of (i) the aggregate principal amount of funded indebtedness and capital lease obligations of the Loan Parties and their subsidiaries that are secured by liens that rank pari passu with or senior in priority to the liens securing the obligations under the Senior Secured Credit Agreement, minus the aggregate amount of unrestricted cash and cash equivalents included in the consolidated balance sheet of the Loan Parties and their subsidiaries, as of the relevant test date, to (ii) Consolidated EBITDA (as defined in the Senior Secured Credit Agreement, the calculation of which differs from our calculation of Adjusted EBITDA included elsewhere in this Annual Report and may differ from the calculation of Consolidated EBITDA for other purposes under the Senior Secured Credit Agreement) of the Loan Parties and their subsidiaries for the four prior fiscal quarters. Such financial covenant did not apply for the year ended December 31, 2023.
The Loan Parties and their subsidiaries were in compliance with all applicable covenants under the Senior Secured Credit Agreement as of December 31, 2023.

Events of Default
The Senior Secured Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Senior Secured Credit Agreement or other enforcement actions customary for facilities of this type. Defaults include, but are not limited to, the following:
•non-payment of principal, interest or other amounts when due under the Senior Secured Credit Agreement;
•materially incorrect representations or warranties;
•breaches of covenants;
•cross-default to other material indebtedness of any of the Loan Parties or their subsidiaries;
•one or more material monetary judgments against any of the Loan Parties or their subsidiaries remaining undischarged, unpaid or unstayed;
•certain bankruptcy or insolvency events affecting any of the Loan Parties or any of their material subsidiaries;
•invalidity of any loan document;
•certain events with respect to U.S. and/or non-U.S. employee benefit plans and pension plans; and
•the occurrence of one or more change in control events, which are limited to the following events from and after the Closing (as further described in the Senior Secured Credit Agreement):
•any person or group (other than any combination of the Sponsor, American Express, Juweel, QIA, BlackRock, Inc, Certares, certain of their respective affiliates and/or certain other permitted holders) shall have acquired direct or indirect beneficial ownership of more than 50% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of the Loan Party that is the direct or indirect party of all the other Loan Parties;
•a majority of the seats (other than vacant seats) on the board of directors of GBTG ("Board") shall be occupied by persons who were not nominated, appointed or approved for election by the Board; and/or
•100% of the equity interests in the Borrower shall cease to be owned and controlled, directly or indirectly, by the Loan Party that is the direct or indirect parent of all the other Loan Parties.
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
Our dedicated Global Business Partnerships team works closely with our travel suppliers to promote our solutions to travel suppliers and negotiate proprietary content that delivers value and benefits to our clients.
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

Competition
The travel industry, and the business travel services industry, are highly competitive. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other business travel management service providers, consumer travel agencies and emerging and established online travel agencies and other offerings which provide travel booking capabilities. We also compete with travel suppliers, such as airlines and hotels, some of which market their products and services directly to business travelers through B2C channels, including by offering more favorable rates, exclusive products/services and loyalty points to business travelers who purchase directly from such travel suppliers through B2C channels. We also compete against customers determining to self-manage their business travel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations, such as short-term home or condominium rentals, and social media and e-commerce websites. In the future, we may also face increased competition including through the emergence of new competitors or business models. Some of our competitors may have access to more financial resources, greater name recognition and well-established client bases in their target client segments, differentiated business models, technology and other capabilities, or a differentiated geographic coverage, which may make it difficult for us and our Network Partners to retain or attract new clients. Nevertheless, we believe we are distinguished from our competitors by:
•our ability to provide services tailored to the specific needs of business clients and travelers effectively and efficiently when compared to B2C-focused travel service providers; and
•our portfolio of solutions that target some of the most attractive segments in business travel, solutions tailored to solve the needs of these segments, our platform that delivers differentiated value and experiences to clients and travelers and our track record of consistent delivery of excellent service and value when compared to other B2B-focused travel service providers.
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
We depend on the use of sophisticated information technologies and systems, including, but not limited to, the following:
•third-party reservation systems from all the major GDS providers;
•third-party and company-owned online booking portals for air, hotel, car, cruise, activities, insurance etc.;
•third-party and company-owned technology that facilitates the marketing of supplier sponsored advertisements and promotions;
•marketing platforms to attract and acquire quality leads from the internet;
•third-party and proprietary systems for providing customer service, accepting and processing payments, detecting fraud, etc.;
•business intelligence tools to deliver insights and reporting for our business travelers;
•mobile applications to assist our travel advisors in providing just in time services for travelers such as trip or flight recovery tools and destination-related emergency monitoring and alerts;
•third-party and proprietary systems for various business processes such as ticketing, policy validation, document delivery, invoicing, commission management, operational reporting and finance; and
•enterprise communication and productivity software, systems and computing devices for our travel advisors.

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
Employees and Human Capital Resources
As of December 31, 2023, we had approximately 19,000 employees worldwide with a proprietary presence or operations in 31 countries. While our employees in many European, Asia Pacific and Latin American countries are legally required to be represented by works councils and/or trade unions, our employees in North America are not represented by any labor organization and are not party to any collective bargaining arrangement. We have not experienced any work stoppages and we consider our relationship with our employees to be mutually respectful.
We are committed to rewarding and supporting our employees to enable us to attract and retain top talent globally. Our total compensation package includes competitive base pay (with variable pay programs to reward outstanding performance), bonus programs, long-term incentive programs, benefits programs, retirement savings options and matching contributions, paid time off for sick and vacation, a global employee stock purchase plan and protected leave time for medical and family care, of which both medical and bonding leaves are paid.
As part of our continuous effort to cultivate a better workplace, we conduct global engagement surveys annually. These surveys focus on a variety of different areas, including engagement and alignment with our GBT behaviors. Through a series of pulse surveys, we aim to understand and respond to the needs of our employees in real time. These pulse surveys focused on topics such as our employees’ continued effectiveness in a remote environment, continued client focus, employee health and well-being and social equity. In the most recent pulse survey performed in November 2023, we achieved an 84% participation rate. We had an overall engagement score of 72%, which is the same level as the global high performing benchmark of the most admired corporations as defined by our third-party engagement expert. In addition, 89% of our employees report feeling that people of all backgrounds can succeed at the Company, 7% higher than the global high performing benchmark.
We believe that the development and engagement of our employees is key to our sustainability and growth. We aim to ensure that our hiring and promotional processes are both transparent and equitable. We also provide a range of continuing education programs to our employees to promote their skill and professional development. Our employees have access to product and technology training so that they can stay up to date on product and travel booking tools, as well as leadership, management and professional skills training. We also have a global referral bonus program and a global tuition reimbursement policy available to full-time and part-time employees.
The health and wellness of our employees is a primary focus. Our employees have access to voluntary wellness programs, tools and resources. In 2020, we expanded our global flexible work program, Better Balance, to make alternative work arrangements available to our employees to suit their needs. This program continues to be in effect.
A key component of our corporate culture is our commitment to creating a globally inclusive workplace. As of December 31, 2023, 68% of the global employee headcount was female and, in the United States, 35% of our employees self-identified as part of a minority group. We seek to continuously improve diverse representation in our workforce. Our global Diversity, Equity and Inclusion Center of Excellence was established to improve colleague awareness, reduce unconscious bias in the workplace and help drive diversity, equity and inclusion across GBT. We now have seven active inclusion groups which are open to all employees.
We remain committed to ensuring that all employees can continuously grow and develop with us.
Facilities
We lease our corporate headquarters in London, United Kingdom pursuant to a lease that expires on April 1, 2025. We believe that our headquarters space is adequate for our needs and that we should be able to renew our lease or secure a similar property without an adverse impact on our operations.

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
In the United States, our businesses are subject to regulation by the U.S. Department of Transportation ("DOT") under the U.S. Transportation Code and state agencies under state seller of travel laws and must comply with various rules and regulations governing the holding out, offering, sale and arrangement of travel products and services as a travel agency and, in the case of the DOT, air transportation as a ticket agent. Failure to comply with these rules and regulations could also result in a variety of regulatory actions, including investigations, fines or directives requiring remedial action.
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
Banking Regulation
Because American Express “controls” GBT for purposes of the BHC Act, GBT is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Federal Reserve has broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict our operations and acquisitions and require divestitures. Any of the foregoing could compromise our competitive position, especially because our competitors are not subject to these same regulations. For additional information, see “Part I, Item 1.A. Risk Factors — Risks Relating to Regulatory, Tax and Litigation Matters — Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition.”
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
Privacy, Data Protection, Data Governance, Information and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data governance and information and cybersecurity continues to increase worldwide. We have established and continue to maintain policies and a governance framework to comply with applicable privacy, data protection, data governance and information and cybersecurity laws and requirements, meet evolving customer and industry expectations and support and enable business innovation and growth. Our regulators are increasingly focused on ensuring that our privacy, data protection, data governance and information and cybersecurity-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on data management, data governance and our third-party risk management policies and practices.
We are subject to certain privacy, data protection, data governance and information and cybersecurity laws in the United States and other countries in which we operate (including countries in the European Union (the “EU”), Australia, Canada, China, Japan, Hong Kong, India, Mexico, and the United Kingdom), some of which are more stringent and/or expansive than the applicable laws in the United States and some of which may conflict with each other. Some countries and the EU have instituted or are considering instituting requirements that make it onerous to transfer personal data to other jurisdictions. Other countries may require in-country data processing and/or in-country storage of data. Compliance with such laws results in higher technology, administrative and other costs for us, and could require use of local technology services. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate. In Europe, the European General Data Protection Regulation, which took effect on May 25, 2018 ("GDPR"), imposes legal and compliance obligations on companies that process personal data of individuals in the EU, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). The GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities. The UK-only adaptation of GDPR, which became effective in January 2021 ("UK GDPR"), mirrors the compliance requirements and fine structure of the GDPR. We adopted Binding Corporate Rules which govern inter-company international data transfers that are intended to achieve compliance with such data transfer rules by the Dutch Data Protection Authority in January 2024 and are currently implementing them as we transition away from American Express's Binding Corporate Rules instance. The Binding Corporate Rules continue to be a compliant means of international transfers of data following the Schrems II ruling in 2021.
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
Other
We maintain operations and employees in the United States and worldwide. Accordingly, we are subject to a wide range of employment laws and regulations relating to compensation, benefits, healthcare, headcount reductions and various workplace issues, all of which are applicable to our employees, and in some cases, independent contractors. State labor and employment rules vary from state to state and, in some states, require us to meet much stricter standards than required in other states.
Item 1A.    Risk Factors
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
Risk Factor Summary
The principal risks and uncertainties affecting our business include the following:
Risks Relating to Our Business and Industry
•Our revenue is derived from the global travel industry, and a prolonged or substantial decrease in global travel, particularly air travel, could adversely affect us.
•The widespread adoption of teleconference and virtual meeting technologies could reduce the number of in-person business meetings and demand for travel and our services, which could adversely affect our business, financial condition and results of operations.
•The travel industry is highly competitive.
•Our business and results of operations may be adversely affected by macroeconomic conditions.
•Our international business exposes us to geopolitical and economic risks associated with doing business in foreign countries.
•We could be negatively impacted by climate change, ESG and sustainability-related matters.
Risks Relating to Our Indebtedness
•Our indebtedness could adversely affect our business and growth prospects.
•The terms of the Senior Secured Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Risks Relating to Our Dependence on Third Parties
•If we are unable to maintain existing, and establish new, arrangements with travel suppliers, or if our travel suppliers and partners reduce or eliminate the commission and other compensation they pay us, or affect surcharges on TMCs, our business and results of operations would be negatively impacted.
•Our business and results of operations could be adversely affected if one or more of our major travel suppliers suffers a deterioration in its financial condition, withdraws from or reduces its participation in our services or , as a result of consolidation in the travel industry, loses bookings and revenue.
Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business
•Our ability to identify, hire and retain senior management and other qualified personnel is critical to our results of operations and future growth.
Risks Relating to Intellectual Property, Information Technology, Data Security and Privacy
•Any termination of the A&R Trademark License Agreement for rights to the American Express trademarks used in our business, including failure to renew the license upon expiration, could adversely affect our business and results of operations.
•Any failure to maintain or enhance the reputation of our brands, including brands in which we use the licensed American Express trademarks, could adversely affect our business and results of operations.
•If we fail to develop new and innovative technologies or enhance our existing technologies and grow our systems and infrastructure in response to changing client demands and rapid technological change, our business may suffer.
•We rely on information technology to operate our business. System interruptions, defects and slowdowns, including with respect to information technology provided by third parties, may cause us to lose travelers or business opportunities or to incur liabilities.
•Our processing, storage, use and disclosure of personal data, including of travelers and our employees, exposes us to risks stemming from possible failure to comply with governmental law and regulation and other legal obligations.
•Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.
•Our failure to adequately protect our intellectual property may negatively impact our ability to compete effectively against competitors in our industry.
Risks Relating to Regulatory, Tax and Litigation Matters
•We are subject to taxes in many jurisdictions globally and changes in local tax laws could result in adverse tax consequences to us.
•Our business is subject to regulation in the United States and the other jurisdictions in which we operate, and any failure to comply with such regulations or any changes in such regulations could adversely affect us.
Risks Relating to Our Organization and Structure
•We conduct certain of our operations through joint ventures. Disagreements with our partners could adversely affect our interest in the joint ventures.

Risks Relating to Our Securities
•The market price of the Common Stock may be volatile and could decline significantly.
•Our failure to maintain effective internal controls over financial reporting could harm us.
•The interests of our largest stockholders may not always coincide with our interests or the interests of our other stockholders, and may result in conflicts of interest.
Risks Relating to Our Business and Industry
Our revenue is derived from the global travel industry, and a prolonged or substantial decrease in global travel, particularly air travel, could adversely affect us.
Our revenue is derived from the global travel industry and would be significantly impacted by declines in, or disruptions to, travel activity, particularly air travel. Global factors over which we have no control but which could impact our clients’ willingness to travel and, depending on the scope and duration, cause a significant decline in travel volumes include, among other things:
•widespread health concerns, epidemics or pandemics, such as the COVID-19 pandemic, the Zika virus, H1N1 influenza, the Ebola virus, avian flu, SARS or any other serious contagious diseases;
•global security concerns caused by terrorist attacks, the threat of terrorist attacks, or the precautions taken in anticipation of such attacks, including elevated threat warnings or selective cancellation or redirection of travel;
•cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war, such as the conflict in the Middle-East, Russia’s invasion of Ukraine, and emerging tensions between China and Taiwan, resulting sanctions imposed by the United States and other countries and retaliatory actions taken by sanctioned countries in response to such sanctions;
•natural disasters or severe weather conditions, such as hurricanes, flooding, volcanos and earthquakes;
•climate change-related impact to travel destinations, such as extreme weather, natural disasters and disruptions, and actions taken by governments, businesses and supplier partners to combat climate change;
•the occurrence of travel-related accidents or the grounding of aircraft due to safety concerns;
•the impact of macroeconomic conditions and labor shortages on the cost and availability of airline travel;
•sustainability regulations curtailing or restricting the availability of airline travel; and
•adverse changes in visa and immigration policies or the imposition of travel restrictions or more restrictive security procedures.
Any decrease in demand for business travel could materially and adversely affect our business, financial condition and results of operations.
The widespread adoption of teleconference and virtual meeting technologies could reduce the number of in-person business meetings and demand for travel and our services, which could adversely affect our business, financial condition and results of operations.
Our business and growth strategies rely in part upon our clients’ continued need for in-person meetings and conferences. Since the COVID-19 pandemic, teleconference and virtual meeting technologies have become significantly more popular and many businesses have substituted these technologies for part or all of their in-person meetings and conferences. Should businesses choose to continue to substitute these technologies for part or all of their in-person meetings and conferences and the preferences of our clients shift away from in-person meetings and conferences, it would adversely affect our business, financial condition, results of operations and prospects.

The travel industry is highly competitive.
The travel industry, and the business travel services industry, are highly competitive, and if we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other business travel management service providers, consumer travel agencies and emerging and established online travel agencies. We also compete with travel suppliers, such as airlines and hotels, where they market their products and services directly to business travelers through their platforms to book and fulfill travel, including by offering more favorable rates, exclusive products and services and loyalty points to business travelers who purchase directly from such travel suppliers ("B2C"). B2C may include business travelers who purchase travel outside of a company-sponsored and managed channel, or whose companies do not have such a channel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations such as short-term home or condominium rentals and social media and e-commerce websites.
Some of our competitors may have access to more financial resources, greater name recognition and better established client bases in their target client segments, differentiated business models, technology and other capabilities or a differentiated geographic coverage, which may make it difficult for us and our Network Partners to retain or attract new clients.
We cannot guarantee that we will be able to compete successfully against any current, emerging and future competitors or provide sufficiently differentiated products and services to our client and traveler base. Increasing competition from current and emerging competitors, consolidation of our competitors, the introduction of new technologies and the continued expansion of existing technologies may force us to make changes to our business models, which could materially and adversely affect our business, financial condition, results of operations and prospects. If we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance.
Our business and results of operations may be adversely affected by macroeconomic conditions.
The global travel industry, and as a result, our business and financial performance, are affected by macroeconomic conditions. Travel expenditures are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns, including during periods of slow, slowing or negative economic growth, higher unemployment or inflation rates, weakening currencies and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending. Concerns over government responses to declining economic conditions such as higher taxes and reduced government spending could impair consumer and business spending and have an adverse effect on travel demand. In addition, our relative exposure to certain sectors compared to the broader economy may mitigate or exacerbate the effect of macroeconomic conditions. The global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced cyclical downturns in the past in times of economic decline or uncertainty. Future adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, environmental impacts, fuel and energy costs and other matters could reduce discretionary spending and cause the travel industry to contract.
Other macroeconomic uncertainties beyond our control, such as oil prices, geopolitical tensions, consumer confidence, large-scale business failures, tightened credit markets and stock market volatility, terrorist attacks, changing, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions (whether due to climate change or otherwise), travel-related health concerns including pandemics and epidemics such as COVID-19 and any existing or new variants, Ebola and Zika, political instability, changes in economic conditions, wars and regional and international hostilities, such as Russia’s invasion of Ukraine and the ongoing conflicts in the Middle-East, emerging tensions between China and Taiwan, the imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or other travel restrictions or travel-related accidents have previously and may in the future create volatility in the travel market and negatively impact client travel behavior. In addition, an increased focus on the environmental impact of travel could also affect the travel market and travel behavior due to the rise of sustainability regulations. While we strive to promote our and our clients’ mutual commitment to a more sustainable future for business travel, if we are unable to find economically viable and/or publicly acceptable solutions that allow us to maintain our commitment to sustainability and net-zero emissions, we could lose business or experience reputational harm.
As an intermediary in the travel industry, a significant portion of our revenue is affected by prices charged by our travel suppliers, including airlines, hotels and car rental companies. Events or weaknesses specific to a supplier industry segment could negatively affect our business. For example, events specific to the airline industry that could impact us include air fare fluctuations, airport, airspace and landing fee increases, increases in fuel prices, environmental impacts, seat capacity constraints, removal of destinations or flight routes, travel-related strikes or labor unrest, political instability and wars. Similarly, travel suppliers often face destination overcapacity issues and imposition of taxes or surcharges by regulatory authorities, which can lower their travel volumes and impact our revenue. During periods of poor economic conditions, airlines and hotels tend to reduce rates or offer discounted sales to stimulate demand, thereby reducing our commission-based income. A slowdown in economic conditions, macroeconomic volatility, inflationary pressures and fuel and energy cost volatility that result in the bankruptcy of travel suppliers or otherwise cause them to cease or limit their operations, may also result in a decrease in transaction volumes and have an adverse effect on our business and results of operations.
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
We have operations in over 31 countries worldwide, including the United States, United Kingdom, Canada, Germany, Mexico, China and France, and we indirectly provide services to travelers worldwide through our partners and affiliates. Our international operations can pose complex management, compliance, foreign currency, legal, tax, labor, data privacy and economic risks that we may not adequately address, including changes in the priorities and budgets of international travelers and geopolitical uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. We are also subject to a number of other risks with respect to our international operations, including:
•the absence in some jurisdictions of effective laws to protect our intellectual property rights;
•multiple and possibly overlapping and conflicting tax laws;
•duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on the activities of, and remittances and other payments by, our non-U.S. subsidiaries;
•restrictions on movement of cash;
•the burden of complying with a variety of national and local laws and regulations;
•political, economic and social instability, including as a result of the war in Ukraine and the conflicts in the Middle East, along with any other geopolitical conflicts including emerging tensions between China and Taiwan;
•currency fluctuations;
•longer payment cycles;
•price controls or restrictions on exchange of foreign currencies;
•trade barriers; and
•potential travel restrictions.
The existence of any one of these risks could harm our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources and may negatively affect our business and financial results.

Failure to maintain superior service levels could result in negative publicity which could diminish client confidence and have an adverse effect on our business.
Failure to maintain superior service levels could result in negative publicity which could severely diminish client confidence in and use of our services. To maintain good client relations, we must ensure that our travel advisors and partners and affiliates provide prompt, accurate and differentiated client service. Effective client service requires significant personnel expense and investment in developing programs and technology infrastructure to help our travel advisors, partners and affiliates carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our travel advisors, partners and affiliates could compromise our ability to handle client complaints effectively. If we do not handle client complaints effectively, our reputation and brand may suffer, and we may lose our travelers’ confidence, which could reduce revenues and profitability.
We may from time to time need additional financing to fund operations and to expand our business, including to continue to develop leading digital product solutions, pursue acquisitions and other strategic opportunities.
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
If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that any such financing or funding would be available to us on acceptable terms or at all. Furthermore, we cannot assure you that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the Senior Secured Credit Agreement in the future. In addition, utilization of the Senior Secured Revolving Credit Facility may be effectively limited to the extent we are unable to comply with the leverage- and liquidity-based financial covenant requirements for such facility contained in the Senior Secured Credit Agreement when required. See “— Risks Relating to Our Indebtedness” for more information.
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
We could be negatively impacted by climate change, ESG and sustainability-related matters.
Governments, investors, customers, employees and other stakeholders are increasingly focusing on climate change and sustainability-related matters, including corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. Changes in consumer and corporate preferences, travel patterns and legal requirements could impact our revenues or expenses or otherwise adversely affect our business, and/or our customers and partners. We occasionally announce new initiatives, including goals, under our ESG framework. This framework is aligned with our areas of interest as a purpose led company and includes environment and sustainability, social impact, diversity, equity and inclusion, effective governance and supply chain management, among others. The criteria by which our ESG practices are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy such new criteria. Moreover, the increasing attention to corporate ESG initiatives could also result in reduced demand for travel related products, reduced profits and increased regulatory examinations, investigations and potential litigation. If we are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.

Risks Relating to Our Indebtedness
Our indebtedness could adversely affect our business and growth prospects.
We have existing indebtedness, and we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. The credit facilities under the Senior Secured Credit Agreement are secured by liens on substantially all of our assets and any indebtedness we incur in the future may also be so secured. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
•a substantial portion of cash flow from operations is required to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;
•we could be more vulnerable to economic or business downturns, adverse industry conditions and other factors affecting our operations, and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in our existing or future indebtedness;
•our ability to receive distributions from our subsidiaries and to pay taxes, expenses and dividends may be adversely affected by the terms of our debt;
•increases in interest rates would increase the cost of servicing our debt; and
•our ability to borrow additional funds or to refinance debt may be limited.
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
The Senior Secured Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long term best interests, including restrictions on our ability to:
•incur or guarantee additional indebtedness or issue disqualified stock or preferred stock;
•incur liens;
•consummate certain fundamental changes (such as acquisitions, mergers or liquidations);
•sell, transfer or otherwise dispose of assets, including capital stock of subsidiaries;
•pay dividends and make other distributions on, or redeem, repurchase or retire capital stock;

•make investments, acquisitions, loans, or advances;
•engage in certain transactions with affiliates;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the borrower or the guarantors of the debt under the Senior Secured Credit Agreement;
•change of the nature of our business;
•prepay, redeem or repurchase certain indebtedness; and
•designate restricted subsidiaries as unrestricted subsidiaries.
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
Our failure to comply with those covenants or other restrictions contained in our existing or future debt could result in an event of default. In the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under the Senior Secured Credit Agreement terminating their commitments thereunder or instituting foreclosure proceedings against their collateral, any of which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. If any such acceleration or foreclosure action occurs, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us.
Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are not within our control.
Our ability to make scheduled payments on, or to refinance our obligations under, our outstanding indebtedness depends on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may be forced to reduce or delay capital expenditures, sell assets, restructure or refinance all or a portion of our debt or seek additional equity capital. We cannot assure you that any such actions, if necessary, could be effected on a timely basis, on commercially reasonable terms, or at all. In addition, the terms of our existing or future debt arrangements could restrict us from effecting any of these actions. For example, the Senior Secured Credit Agreement contains restrictive covenants that include restrictions on our ability to, among other things, incur additional indebtedness, incur liens, consummate certain fundamental changes (such as acquisitions, mergers or liquidations), dispose of assets, pay dividends or other distributions, make investments and enter into transactions with affiliates. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all the debt under the Senior Secured Credit Agreement. See “Part I, Item 1. Business — Description of Certain Indebtedness” for more information. Furthermore, the terms of any future debt we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

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
Risks Relating to Our Dependence on Third Parties
If we are unable to maintain existing, and establish new, arrangements with travel suppliers, or if our travel suppliers and partners reduce or eliminate the commission and other compensation they pay us or affect surcharges on TMCs, our business and results of operations would be negatively impacted.
Our business is dependent on our ability to maintain our relationships and arrangements with existing travel suppliers, such as airlines, hotels, car rentals, hotel consolidators, destination services companies and GDSs, as well as our ability to establish and maintain relationships with new travel suppliers. Adverse changes in key arrangements with our travel suppliers, including an inability of any key travel supplier to fulfill its payment obligation to us in a timely manner, increasing industry consolidation, changes in travel suppliers’ booking practices regarding groups, or our inability to enter into or renew arrangements with these parties on favorable terms, if at all, could reduce the amount, quality, pricing and breadth of the travel services and products that we are able to offer, which could adversely affect our business, financial condition and results of operations. In addition, decisions by airlines to surcharge the channel represented by TMCs, for example, by surcharging fares booked through or passing on charges to TMCs, or introduction of such surcharges to fares booked through the GDSs through which a material share of our content is sourced, could have an adverse impact on our business, particularly in regions in which our GDS is a significant source of bookings for an airline choosing to impose such surcharges. To compete effectively, we may need to increase incentives, pre-pay incentives, discount or waive product or service fees or increase spending on marketing or product development, which could adversely affect our business, financial condition and results of operations.
We generate a significant portion of our revenue from commissions and incentive payments from travel suppliers, especially airline suppliers, and GDSs. If, as a result of a reduction in volumes due to airlines shifting volume away from GDSs to the new distribution capability ("NDC"), or any other reason, travel suppliers or GDSs reduce or eliminate the commissions, incentive payments or other compensation they pay to us, our revenue may decline unless we are able to adequately mitigate such reduction.
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
Our business and results of operations could be adversely affected if one or more of our major travel suppliers suffers a deterioration in its financial condition, withdraws from or reduces its participation in our services or , as a result of consolidation in the travel industry, loses bookings and revenue.
A substantial portion of our revenue is affected by the prices charged by our travel suppliers, including airlines, GDS service providers, hotels, destination service providers and car rental suppliers, and the volume of products offered by our travel suppliers. While we don't have significant concentration of revenue with any single travel supplier, if one or more of our major suppliers suffers a deterioration in its financial condition or restructures its operations or if any significant travel provider (such as an airline) withdraws from or reduces its participation in our services, it could have an adverse effect on our business, financial condition and results of operations.
In particular, as a substantial portion of our revenue depends on our sale of airline flights, we could be adversely affected by changes in the airline industry, including consolidations or bankruptcies and liquidations, and in many cases, we have no control over such changes. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from direct distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to lower booking fees and to lower commissions and other financial incentives. Changes in ownership of travel suppliers may also cause them to direct less business towards us. If we are unable to compete effectively, our suppliers could limit our access to their content, including exclusive content, and favorable fares and rates and other incentives, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in adjustments to routes, a reduction in total flights and overall passenger capacity and changes in fares, which may adversely affect the ability of our business to generate revenue.
Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our business.
Some of our travel suppliers, including some of the largest airlines, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more client traffic to their proprietary websites. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our services. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available from us. The possible loss of content (e.g., certain fares, including net fares and NDC content, and availability) from our travel suppliers would also negatively impact us.
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
Companies with close relationships with end clients, like Facebook, as well as new entrants introducing new paradigms into the travel industry, such as metasearch engines like Google, may promote alternative distribution channels by diverting client traffic away from intermediaries and travel agents, which may adversely affect our business, financial condition and results of operations.
Unless we maintain good relationships with our TPN partners and renew existing, or enter into new, TPN agreements, we may be unable to expand our business, and our financial condition and results of operations may suffer.
Through our Travel Partner Network ("TPN"), we expand our global reach through a set of partners that operate locally (most in non-proprietary regions) under the American Express Global Business Travel and Egencia brands. The partners from the TPN either participate in the network for a fixed fee or use a transaction-based fee structure and deliver service to our global and regional business clients as part of an integrated network. In order to generate increased revenue and achieve higher levels of profitability, we must consistently renew, and enter into new, TPN agreements. The benefits we provide our Network Partners are subject to risks common to the overall travel industry, including factors outside of our control.
Additionally, a decline in our financial condition or results of operations may hamper our success in identifying, recruiting, and entering into TPN agreements with a sufficient number of new qualified partners. In addition, our ability, and the ability of our partners, to successfully expand into new markets may be adversely affected by a lack of awareness or acceptance of our brand. To the extent that we are unable to retain competitive travel products and services for our Network Partners, implement effective marketing and promotional programs, and foster recognition and affinity for our brands in new countries, our Network Partners may not perform as expected, and our TPN may be less attractive to independent travel agencies than procuring services directly or through different channels, which may significantly delay or impair our growth. Additionally, a disruption to a TPN relationship may impact customer retention and our financial condition and results of operations may suffer.
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
We may have disputes with our Network Partners with respect to our execution of our growth strategy or our performance under their respective agreements. As a result of such disputes, our Network Partners may seek to terminate their agreements with us, we may have to pay losses and damages to them and/or travelers, and our brand image may be adversely impacted. Our business, results of operations and financial condition may be adversely affected by the premature or unexpected termination of our Network Partner agreements.
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
Our TPN partners could take actions that may harm our business.
Our TPN partners are independent businesses and are not our employees. As such, we do not exercise control over their day-to-day operations. Our TPN partners may choose not to operate their travel services businesses in a manner consistent with industry standards, our requirements or standards, or the requirements or standards of applicable laws or governmental authorities. If our TPN partners were to provide diminished quality of service to clients, engage in fraud, including fraud related to our commission structure, misconduct or negligence or otherwise violate the law, our image and reputation may suffer materially, and we may become subject to liability claims based upon their actions. Any such incidents could adversely affect our results of operations.
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
We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our Common Stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur incremental interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, and we may not be able to expand our business, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our services.

We may be unable to identify and consummate new acquisition opportunities, which would significantly impact our growth strategy.
Acquisitions have been and are expected to continue to be part of our growth strategy. The travel service industry is highly competitive, and we face competition for acquisition opportunities from many other entities, including financial investors, some of which are significantly larger, have greater resources and lower costs of capital, are well established and have extensive experience in identifying and completing acquisitions. This competition for a small number of business opportunities may make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our objectives. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not successfully complete acquisitions that we target in the future. Further, the fact that we are subject to supervision, examination and regulation by the Federal Reserve under the BHC Act could limit our ability to engage in acquisition activity (See “— Risks Relating to Regulatory, Tax and Litigation Matters — Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition”). In addition, under the Shareholders Agreement, American Express could prevent us from engaging in an acquisition of a company that provides products and services other than certain pre-approved products and services, if, after cooperating with us for a period of time to reach a mutually agreeable solution, American Express reasonably concludes that such acquisition would have an adverse effect on American Express’s regulatory status under applicable banking laws. If we cannot identify and acquire desirable businesses at favorable prices, or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.
Acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction. We have made, and in the future, expect to make, acquisitions to expand into new travel and geographic markets. Our ability to successfully implement our acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions, and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. We regularly consider acquisition opportunities as well as other forms of business combinations. Historically, we have been involved in numerous transactions of various magnitudes, for consideration which included cash, securities or combinations thereof. We intend to continue to evaluate and pursue appropriate acquisition opportunities as they arise in the expansion of our operations. No assurance can be given with respect to the timing, likelihood or financial or business effect of any potential transaction. As part of our regular ongoing evaluation of acquisition opportunities, we are currently engaged in a number of unrelated preliminary discussions concerning possible acquisitions. We are in the early stages of such discussions and have not entered into any agreement in principle with respect to any possible acquisitions not expressly described in this Annual Report. The purchase price for acquisitions may be paid in cash, through the issuance of equity, the incurrence of additional indebtedness or a combination thereof. Prior to consummating any potential acquisition, we, among other things, will need to satisfactorily complete due diligence, negotiate the financial and other terms (including price) and conditions, obtain necessary consents and approvals, and if necessary, obtain financing. Furthermore, our ability to consummate and finance an acquisition may be limited by the terms of our existing or future debt arrangements. We cannot predict if any acquisition will be consummated or, if consummated will result in a financial or other benefit to us. The process of integrating an acquired company’s business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business.
The potential difficulties or risks of integrating an acquired company’s business include the following, among others, which risks can be magnified when one or more integrations are occurring simultaneously or within a small period of time:
•the effect of the acquisition on our financial and strategic positions and our reputation;
•risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies, economies of scale, revenues and cash flow;
•retention risk with respect to key clients, service providers and travel advisors, and challenges in retaining, assimilating and training new employees;
•potential increased expenditure on human resources and related costs;
•retention risk with respect to an acquired company’s key executives and personnel;

•potential disruption to our ongoing business;
•especially high degree of risk for investments in immature businesses with unproven track records and technologies, with the possibility that we may lose the value of our entire investment or incur additional unexpected liabilities;
•risk of entering new jurisdictions and becoming subject to foreign laws and regulations not previously applicable to us;
•potential diversion of cash for an acquisition, ongoing operations or integration activities that would limit other potential uses for cash including information technology (“IT”) infrastructure, marketing and other investments;
•the assumption of known and unknown debt and other liabilities and obligations of the acquired company;
•potential integration risks relating to acquisition targets that do not maintain internal controls and policies and procedures over financial reporting as would be required of a public company, which may amplify our risks and liabilities with respect to our ability to maintain appropriate internal controls and procedures;
•inadequacy or ineffectiveness of an acquired company’s disclosure controls and procedures and/or environmental, health and safety, anti-corruption, human resources or other policies and practices;
•challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those that we use; and
•challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.
Acquisitions we may pursue in the future as part of our business strategy may be partially financed through additional debt or equity. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and operations, which could materially adversely affect our financial condition and results of operations. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition and execute our growth strategy. Also, consideration paid for any future acquisitions could include our Common Stock or other equity securities, which could cause dilution to existing stockholders and to earnings per share.
Any due diligence conducted by us in connection with a potential acquisition may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations.
We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the facts and circumstances applicable to any potential acquisition. The objective of the due diligence process will be to identify material issues which may affect the decision to proceed with any one particular acquisition target or the consideration payable for an acquisition. We also intend to use information revealed during the due diligence process to formulate our business and operational planning for, our valuation of and integration planning for, any target company or business. While conducting due diligence and assessing a potential acquisition, we may rely on publicly available information, if any, information provided by the relevant target company and, in some circumstances, third-party investigations.
We cannot assure you that the due diligence undertaken with respect to a potential acquisition will reveal all relevant facts that are necessary to evaluate such acquisition or to formulate a business strategy. As part of the due diligence process, we will make subjective judgments regarding the results of operations, financial condition and prospects of a potential opportunity. If the due diligence investigation fails to correctly identify material issues and liabilities that may be present in a target company or business, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an acquisition, we may subsequently incur substantial impairment charges or other losses.

We have underfunded/unfunded defined pension benefit obligations and significant contributions to the pension plans could adversely impact our liquidity. Further, a decline in the discount rate, lower-than-expected investment return on pension assets and other factors could affect our financial position and results of operations.
As of December 31, 2023, our unfunded/underfunded defined pension benefit obligations were $183 million.
Our most material underfunded pension benefit obligation is to certain of our associates and retirees in the U.K., under which we have funding obligations. We also have limited underfunded and/or unfunded pension and other postretirement benefit obligations in Germany, Italy, France, Switzerland, Mexico and Taiwan.
Our policy is to contribute sufficient amounts towards funding the pension plans to meet minimum funding requirements as set forth in employee benefit plan, tax laws or as per the contribution plan agreed with the trustees, plus any such additional amounts as we determine to be appropriate. Key assumptions used to value our funding requirements include the discount rate, the expected long-term rate of return on pension plan assets, and other assumptions underlying actuarial methods which includes salary increase, mortality rates and demographics of the plan participants. If the actual trends in these factors are less favorable than our assumptions, we may need to contribute additional cash to fund our obligations under these plans, thereby reducing cash available to fund our operations or service our debt, which could have an adverse effect on our business, financial condition and results of operations. Further declines in the value of the plan investments or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding. Additional large funding requirements could adversely affect our liquidity.
We calculate net periodic pension cost (benefit) for our plans using actuarial valuations in accordance with GAAP. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used to estimate pension cost or benefit for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity. For a discussion regarding how our financial statements are affected by pension plans, see note 16 - Employee Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report.
Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plans.
Risks Relating to Intellectual Property, Information Technology, Data Security and Privacy
Any termination of the A&R Trademark License Agreement for rights to the American Express trademarks used in our business, including failure to renew the license upon expiration, could adversely affect our business and results of operations.
In May 2022, we executed the A&R Trademark License Agreement pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, and we license the American Express trademarks used in the American Express GBT Meetings & Events brand. If we fail to comply with certain of our obligations under the A&R Trademark License Agreement or for other specified reasons (including, without limitation, if such trademark license materially and detrimentally impacts the validity, enforceability or value of the American Express trademarks, if certain net promoter scores or business customer satisfaction scores decline or other events occur constituting a “Major Brand Event” as such term is used in the A&R Trademark License Agreement, if such trademark license is no longer permitted under, or if we materially violate any, applicable banking laws, including the BHC Act, and if any of certain competitors of American Express become beneficial owners of more than a certain percentage of our equity securities), American Express can terminate the A&R Trademark License Agreement following applicable notice and/or satisfaction by American Express of certain conditions, provided that in certain circumstances we may be able to avoid termination through satisfaction of certain conditions. Following termination of the A&R Trademark License Agreement, including any failure to renew the license, we may be required to immediately cease using the licensed American Express trademarks used in our brands and, in limited circumstances upon a termination by American Express for cause, pay liquidated damages to American Express, each of which could adversely affect our business, financial condition and results of operations.

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
The travel industry is subject to changing client preferences and demands relating to travel and travel-related services, including in response to constant and rapid technological change. If we are unable to develop or enhance technology in response to such changes, products or technologies offered or developed by our competitors may render our services less attractive to travelers.

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
Our future success also depends on our ability to understand, adapt and respond to rapidly changing technologies in the travel industry that will allow us to address evolving industry standards and to improve the breadth, diversity and reliability of our services in a cost effective manner. For example, technological platforms that include the use of Large Language Models and Artificial Intelligence to analyze known traveler data and preferences in a highly efficient manner to develop a tailored travel plan are being developed. As they are in the early stages, we must understand and respond to the potential impacts and opportunities of such technology.
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
Our IT systems are vulnerable to damage, interruption or fraudulent activity from various causes, any of which could have a material adverse impact on our business, financial condition or results from operations including:
•power losses, computer systems defects or failure, errors, bugs or vulnerabilities, computer viruses and other contaminants, internet and telecommunications or data network failures, losses and corruption of data and similar events;
•operator error, penetration by individuals seeking to disrupt operations, misappropriate information or perpetrate fraudulent activity and other physical or electronic breaches of security;
•the failure of third-party software, systems or services that we rely upon to maintain our own operations;
•lack of cloud computing capabilities and other technical limitations; and
•natural disasters, fires, pandemics, wars and acts of terrorism.
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
•the hosting of our websites;
•the hosting of websites of our travel suppliers, which we may rely on;
•certain software underlying our technology platform;
•transportation ticketing agencies to issue transportation tickets and travel assistance products, confirmations and deliveries;
•assistance in conducting searches for airfares and to process air ticket bookings;
•processing hotel reservations for hotels not connected to our management systems;
•processing credit card, debit card and net banking payments;
•providing computer infrastructure critical to our business;
•providing after hours travel management services; and
•providing client relationship management services.
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
In our processing of travel transactions, we or our travel suppliers and third-party service providers collect, use, analyze and transmit a large volume of personal information. There are numerous laws with a significant impact on our operations regarding privacy, cybersecurity and the storage, sharing, use, analysis, processing, transfer, disclosure and protection of personal information and consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the GDPR has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the EU. The GDPR imposes numerous technical and operational obligations on processors and controllers of personal data and provides numerous protections for individuals in the EU, including, but not limited to, notification requirements for data breaches, the right to access personal information and the right to delete personal information. The GDPR provides data protection authorities with enforcement powers which include the ability to restrict processing activities and impose fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. In addition, the GDPR imposes strict rules on the transfer of personal data out of the EU to a “third country,” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. We were awarded the Binding Corporate Rules which govern inter-company international data transfers that are intended to achieve compliance with such data transfer rules by the Dutch Data Protection Authority in January 2024 and are currently implementing them as we transition away from American Express's Binding Corporate Rules instance. The Binding Corporate Rules continue to be a compliant means of international transfers of data following the Schrems II ruling in 2021.
The UK GDPR is the retained EU law version of the GDPR, following the United Kingdom's exit from the EU. The UK Data Protection Act, effective in May 2018 and amended in 2019, contains provisions, including its own derogations, for how the GDPR is applied in the United Kingdom ("UK Data Protection Act") and was enacted alongside the UK GDPR.
From the beginning of 2021 (when the transitional period following Brexit expired), we have been required to continue to comply with GDPR and also the UK Data Protection Act and the UK GDPR, under which the applicable entities may be subject to fines for non-compliance that are of the same amount as provided for in the GDPR. On June 28, 2021, the EU approved adequacy decisions for the EU GDPR and the Law Enforcement Directive (LED). This means that in the majority of circumstances, data can continue to flow from the EU and the EEA to the United Kingdom without the need for additional safeguards. Both decisions are expected to last until June 27, 2025. It is expected that the European Commission in 2024 will commence work to determine whether or not to extend the adequacy decisions for the United Kingdom for a further period up to a maximum of four years. For completeness, the UK government has stated that transfers of data from the United King to the EEA in most cases are permitted to continue without change. It says it will keep this under review.
Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive personal data. For example, in July 2020, the Court of Justice of the European Union ("CJEU") invalidated the “EU-US Privacy Shield,” a framework for transfers of personal data from the European Economic Area to the United States. While the same CJEU decision considered and left intact the Standard Contractual Clauses (“SCCs”), another mechanism to safeguard data transfers from the EU to third countries, including the United States, reliance on SCCs is subject to enhanced due diligence on the data importer’s national laws, according to the CJEU. Additional measures may have to accompany the SCCs for a transfer to be compliant. If a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or validly rely upon other alternative means of data transfers from the European Economic Area or the United Kingdom to the United States and other countries where safeguards for transfers of personal data are required under the GDPR (and UK GDPR), we may be unable to operate material portions of our business in the European Economic Area or the United Kingdom as a result of the CJEU’s ruling and related guidance of competent European and national agencies, which would materially and adversely affect our business, financial condition, and results of operations. Additionally, if we are restricted from sharing data among our products and services, or if we are restricted from sharing data with our travel suppliers and third-party service providers, it could affect our ability to provide our services or the manner in which we provide our services. Our current data transfer practices may also be more closely reviewed by supervisory authorities and could become subject to private actions.
In the United States, the California Consumer Privacy Act (“CCPA”) limits how we may collect and use personal information, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal information and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of personal information, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. Further, the California Privacy Rights Act (“CPRA”), which took effect in January 2023, creates certain additional rights for California residents. For example, the CPRA creates the new category of “sensitive personal information,” which covers data types such as precise geolocation information, biometric information, race and ethnicity, and information regarding sex life or sexual orientation. The CPRA also creates new rights for California residents to direct a business to limit the use and disclosure of such information to that which is necessary to perform the services reasonably expected by the consumer and to request that a company correct inaccurate personal information that is retained by the company. The Virginia Consumer Data Protection Act, which took effect in January 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of consumer data similar to the CCPA and CPRA. A number of other U.S. states have recently signed into law or are considering legislation governing the handling of personal data, indicating a trend toward more stringent privacy legislation in the United States. In addition to the existing framework of data privacy laws and regulations, the U.S. Congress, U.S. state legislatures and many states and countries outside the United States are considering new privacy and security requirements that would apply to our business. Compliance with current or future privacy, cybersecurity, data protection, data governance, account access and information and cybersecurity laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing our legal, operational and compliance costs and could significantly curtail our collection, use, analysis, sharing, retention and safeguarding of personal information and restrict our ability to fully maximize our closed-loop capability, deploy data analytics or AI technology or provide certain products and services, which could materially and adversely affect our profitability. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.
As a merchant that processes and accepts cards for payment, we have adopted and implemented internal controls over the use, storage and security of card data pursuant to the Payment Card Industry Data Security Standards ("PCI-DSS"). We assess our compliance with the PCI-DSS rules on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with these rules or requirements, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our clients, or facilitate other types of online payments, and our business and operating results could be adversely affected. For existing and future payment options we offer to both our business clients and travel suppliers, we may become subject to additional regulations and compliance requirements, such as the EU Payment Services Directive or local tokenization requirements including obligations to implement enhanced authentication processes, which could result in significant costs to us and our travel suppliers and reduce the ease of use of our payments options.
While we have taken steps to comply with privacy, cybersecurity, data protection, data governance, account access and information and cybersecurity laws and PCI-DSS, any failure or perceived failure by us, our third-party service providers, our independent travel advisors or our partners or affiliates to comply with the privacy policies, privacy- or cybersecurity-related obligations to travelers or other third parties, or privacy- or cybersecurity-related legal obligations could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, monetary penalties and damages, ongoing regulatory monitoring and increased regulatory scrutiny, client attrition, diversion of management’s time and attention, decreases in the use or acceptance of our cards and damage to our reputation and our brand, all of which could have a material adverse effect on our business and financial performance. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cybersecurity in the United States, the EU and various other countries in which we operate.
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
We, and our travel suppliers and third-party service providers on our behalf, collect, use and transmit a large volume of personal information, which pose a tempting target for malicious actors who may seek to carry out cyber-attacks against us or our suppliers or service providers. The secure transmission of client information over the internet is essential in maintaining the confidence of travel suppliers and travelers. Substantial or ongoing data security breaches or cyber-attacks, whether instigated internally or externally on our system or other internet-based systems, expose us to a significant risk of loss, theft, the rendering inaccessible, improper disclosure or misappropriation of this information, and resulting regulatory actions, litigation (including class action litigation) and potential liability, damages and regulatory fines and penalties, and other related costs (including in connection with our investigation and remediation efforts), which could significantly affect our reputation and harm our business. Further, some of our third-party service providers, travel suppliers and other third parties may receive or store information, including client information provided by us. Our travel suppliers currently require most travelers to pay for their transactions with their credit card, especially in the United States

Increasingly sophisticated technological capabilities pose greater cybersecurity threats and could result in a cyber-attack or a compromise or breach of the technology that we use to protect client transaction data. In addition, the Cybersecurity and Infrastructure Security Agency, has warned all organizations in the United States to be on guard against possible cyber-attacks coming from Russia which have the potential to disrupt business operations, limit access to essential services, and threaten public safety. Any significant adverse change in any of these factors could have a material adverse effect on our business, results of operations and financial condition.
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
If a party (whether internal, external, an affiliate or unrelated third-party) is able to circumvent our data security systems or those of the third parties with whom we share client information, or engage in cyber-attacks, such cyber-attacks or data breaches could result in such party obtaining our proprietary information, the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, our clients’ data and/or significant interruptions in our operations. Cyber-attacks and security breaches could also result in severe damage to our IT infrastructure, including damage that could impair our ability to offer our services. In addition, cyber-attacks or security breaches could result in negative publicity, damage our reputation, divert management’s time and attention, increase our expenditure on cybersecurity measures, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions (and lead to further enhanced regulatory oversight), or cause travelers and potential travel suppliers to lose confidence in our security and choose to use the services of our competitors, any of which would have a material adverse effect on our business, results of operations and financial condition.
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
Our success and ability to compete depend, in part, upon our intellectual property, including our brands, technology and database. In the United States and other jurisdictions, we rely on a combination of copyright, trademark, patent, and trade secret laws, as well as license and confidentiality agreements and internal policies and procedures to protect our intellectual property. Even with these precautions, however, it may be possible for another party to infringe, copy or otherwise obtain and use our owned or licensed intellectual property without our authorization or to develop similar intellectual property independently, particularly in those countries where effective trademark, domain name, copyright, patent and trade secret protection may not be available. Even where effective protection is available, policing unauthorized use of our intellectual property is difficult and expensive. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the right to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition or results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by unauthorized use.
Risks Relating to Regulatory, Tax and Litigation Matters
We are subject to taxes in many jurisdictions globally and changes in local tax laws could result in adverse tax consequences to us.
We are a multinational group and as such are subject to a variety of taxes in the United States and other jurisdictions where we operate. Tax laws and tax rates for income and other taxes in these jurisdictions may be subject to significant change as a result of the political and economic environment.

Significant judgment is required in determining our worldwide provision for income taxes and our effective tax rate may change from year to year depending on a variety of factors including the mix of activities and income allocated or earned among various jurisdictions, the operation of tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, changes in uncertain tax provisions and the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income which would reduce our profitability.

In the ordinary course of our business, our tax returns for both income and non-income taxes are routinely subject to audit and adjustment by local tax authorities. Uncertain tax positions for income taxes and non-income tax reserves are evaluated on a quarterly basis in light of all current facts and circumstances. Although we believe our tax estimates are reasonable, the amount could change as a result of changes in facts and circumstances, changes in tax law, new audit activity and effectively settled issues under audit. The interpretation of tax laws and the determination of any potential liability can be subject to different interpretations, and therefore the amount of our liability may exceed our established reserves.
Additionally, our tax positions could be adversely impacted by changes to tax laws, tax treaties, or tax regulations or the interpretation or enforcement thereof by any tax authority in which we file income tax returns, particularly in the United States and United Kingdom. We cannot predict the outcome of any specific legislative proposals.
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
Under the BEPS measures many jurisdictions are introducing or have already introduced anti-hybrid legislation which aims to neutralize the effect of a mismatch in the tax treatment between one jurisdiction and another. While aimed at deliberate tax avoidance, the application of the rules is broad and can affect multi-national groups such as ours with significant U.S. ownership. The effect of this legislation was not material in the periods presented, however we are continuing to monitor and assess any future impacts.

Current developments in tax legislation globally also mean that despite us having significant net operating losses (“NOLs”), the rate of monetization of these NOLs is likely to be affected. Furthermore, many tax authorities limit the utilization of NOLs to a percentage of current year taxable income (typically in the range of 50%-80%). This can result in cash tax outflows in years of profit even where significant NOLs exist.
We may be subject to foreign investment and exchange risks.
Our functional and reporting currency is U.S. dollars and as a result, our consolidated financial statements are reported in U.S. dollars. We have acquired, and may in the future acquire, businesses that denominate their financial information in a currency other than the U.S. dollar and/or conduct operations or make sales in currencies other than U.S. dollars. When consolidating a business that has functional currency other than U.S. dollars, we will be required to translate the balance sheet and operational results of such business into U.S. dollars. As a result, changes in exchange rates between U.S. dollars and other currencies could lead to significant changes in our reported financial results from period to period. We currently do not engage in foreign currency hedging activities and although we may seek to manage our foreign exchange exposure, including by active use of hedging and derivative instruments, we cannot assure you that such arrangements will be entered into or available at all times when we wish to use them or that they will be sufficient to cover the risk.
Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.
Our current financing arrangements (including the debt outstanding under the Senior Secured Credit Agreement) have, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness even though the amount borrowed remains the same, and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both events could materially and adversely affect our profitability, cash flows and results of operations.
The implementation of a LIBOR replacement rate for the Senior Secured Initial Term Loans would require further negotiation with the requisite lenders under such facility. Although the Senior Secured Credit Agreement provides for an alternative base rate to calculate interest on the Senior Secured Initial Term Loans, such alternative base rate will be generally higher than synthetic USD LIBOR.
The consequences of these developments and the phase-out of LIBOR and synthetic USD LIBOR cannot be entirely predicted but could include an increase in the cost of borrowings under the Senior Secured Credit Agreement.
We may hedge against certain variable interest rate risks by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. As of December 31, 2023, we have interest rates swap derivative contracts for $900 million of notional amounts, hedging a portion of our variable interest rate on term loans. These interest rate swaps essentially fix the interest rates on our term loans and help manage a portion of our interest cost in an economic environment where interest rates are rising. See note 24 - Derivatives and Hedging to our consolidated financial statements included elsewhere in this Annual Report for more information on these derivative contracts. Although we may use hedging instruments to selectively manage risks, such instruments may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks, including in connection with the phase-out of LIBOR and synthetic USD LIBOR.
Our business is subject to regulation in the United States and the other jurisdictions in which we operate, and any failure to comply with such regulations or any changes in such regulations could adversely affect us.
We are subject to various regulations in the United States and the international jurisdictions in which we operate. In addition, we maintain travel licenses and/or registrations in the jurisdictions that require them. We are required to renew our licenses, typically on an annual basis, and, to do so, we must satisfy the licensee renewal requirements of each jurisdiction. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring remedial action, suspension of a license or, ultimately, revocation of a license.
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
We are subject to other laws and regulations on matters as diverse as anti-bribery and anti-corruption laws, economic sanctions laws and regulations, internal controls over financial reporting, regulation by the DOT regarding the provision of air transportation, data privacy and protection regulation by the Dutch Data Protection Authority, taxation, environmental protection, antitrust, wage-and-hour standards, headcount reductions and employment and labor relations. In addition, certain of our clients have government contracts that subject them and us to governmental reporting requirements.
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
For example, in Europe, computerized reservation systems regulations or interpretations of regulations may:
•increase our cost of doing business or lower our revenue;
•limit our ability to sell marketing data;
•impact relationships with travel agencies, airlines, rail companies, or others, impair the enforceability of existing agreements with travel agencies and other users of our system;
•prohibit or limit us from offering services or products; or
•limit our ability to establish or change fees.
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
As further described in “Part I, Item 1. Business — Government Regulation,” because American Express “controls” us for the purposes of the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve. The Federal Reserve has broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict our operations and acquisitions and require divestitures. As noted above, American Express is a bank holding company. In addition, American Express has elected to become a financial holding company, and as such it is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, American Express must meet certain eligibility requirements. We and American Express engage in various activities permissible only for bank holding companies that have elected to become financial holding companies, including, in particular, providing travel agency services. If a bank holding company fails to continue to meet eligibility requirements for financial holding company status, including as a result of actions by entities that are deemed “controlled” for BHC Act purposes, the financial condition and results of operations of the bank holding company and the companies “controlled” for BHC Act purposes by such bank holding company could be adversely affected, the bank holding company and the companies “controlled” for BHC Act purposes by such bank holding company may be restricted in their ability to engage in certain business activities or acquisitions, and ultimately, the bank holding company and the companies “controlled” for BHC Act purposes by such bank holding company could be required to discontinue certain activities permitted for financial holding companies or that rely on financial holding company status. Any of the foregoing, to the extent it occurs to us, could compromise our competitive position, particularly to the extent our competitors may not be subject to these same regulations. In addition, because acquisitions have been and are expected to continue to be a critical part of our growth strategy, any such limitations on our ability to engage in acquisition activity could inhibit our future growth and have a material adverse effect on our business, financial condition or results of operations. See “— Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business”.
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
We are subject to anti-corruption, anti-money laundering, and economic sanctions laws and regulations in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act and regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. Failure to comply with these laws and regulations could negatively impact our business, results of operations and financial condition.
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

In the future, we may acquire companies with business operations outside of the United States, some of which may not have previously been subject to certain U.S. laws and regulations, including the FCPA, OFAC, or other anti-corruption, anti-money laundering and economic sanctions laws applicable to us. We may be held responsible for any violations of such laws by an acquired company that occurred prior to our acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. The process of integrating an acquired company’s business into our operations is challenging, and we may have difficulty in implementing compliance procedures for newly applicable anti-corruption and economic sanctions laws.
Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations, and may even affect the reporting of transactions completed before the announcement or effectiveness of an accounting change.
We are and, from time to time we may be, involved in legal proceedings and may experience unfavorable outcomes, which could affect our business and results of operations.
We are, and in the future, may be, subject to legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could result in reputational damage and have a material adverse effect on our business, financial position and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us.
Risks Relating to Our Organization and Structure
We conduct certain of our operations through joint ventures. Disagreements with our partners could adversely affect our interest in the joint ventures.
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

Delaware law, our Certificate of Incorporation and our Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of holders of Common Stock to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation and our Bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board, or taking other corporate actions, including effecting changes in management. Among other things, our Certificate of Incorporation and Bylaws include provisions regarding:
•the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the right of the Board to elect a director to fill a vacancy created by the expansion of or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board (unless a shareholder meeting is called by the Board for this purpose);
•the inability of holders of Common Stock to act by written consent in lieu of a meeting;
•the requirement that a special meeting of stockholders may be called only by the Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the procedures for the conduct and scheduling of the Board and stockholder meetings;
•the ability of the Board to amend our Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt;
•the establishment of a supermajority stockholder vote requirement of 66 2∕3% of outstanding shares entitled to vote generally to remove directors, amend our Certificate of Incorporation or amend our Bylaws; and
•advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the composition of the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management. In addition, although we have elected not to be governed by Section 203 of the Delaware General Corporation Law ("DGCL"), our Certificate of Incorporation includes similar provisions that generally prohibit us from engaging in any of a broad range of business combinations with an interested stockholder for a period of 3 years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by the Board and the affirmative vote of at least 66 2∕3% of our outstanding voting stock (other than such stock owned by the interested shareholder). This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law, our Certificate of Incorporation or Bylaws may also discourage, delay or prevent someone from acquiring or merging with us.
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

American Express’s right to reduce, restructure or terminate its investment in GBTG and GBT JerseyCo in the event of an Amex Exit Condition could adversely affect our business, results of operations and financial condition, depress the market price of our Common Stock and result in further concentration of the voting power in GBTG.
Upon the occurrence of certain events (which are referred to in the Shareholders Agreement as “Amex Exit Conditions”), American Express has the right to (i) transfer all or a significant portion of its shares of GBTG and GBT JerseyCo, (ii) exercise registration rights without regard to certain restrictions that would otherwise apply or (iii) exchange all or a significant portion of its shares of Class A Common Stock and Class B Common Stock, as applicable, for shares of Class A-1 Preferred Stock and Class B-1 Preferred Stock, respectively, which are non-voting. In addition, if American Express becomes subject to regulatory or supervisory restrictions that limit its ability to engage in activities generally permitted for financial holding companies under the BHC Act and, in response, we elect to require American Express to divest or otherwise restructure its investment in us such that American Express no longer “controls” us under the BHC Act (which is an Amex Exit Condition), American Express may, at its option, terminate the A&R Trademark License Agreement, subject to the two-year transition period set forth therein (including termination of the “Payment Provider Obligations” referred to in the A&R Trademark License Agreement and the American Express exclusivity obligations to us and our affiliates and our and our affiliates’ other exclusivity obligations to American Express under the operating agreements between GBT UK (and its affiliates, where applicable) and American Express; provided, however, that our co-brand obligations with respect to the existing co-brands will continue on their current terms until the existing termination dates of such agreements; provided, further, that we and our affiliates will have no obligation to renew such co-brands or support any future co-brands once the A&R Trademark License Agreement is terminated). See “— Risks Relating to Intellectual Property, Information Technology, Data Security and Privacy — Any termination of the A&R Trademark License Agreement for rights to the American Express trademarks used in our business, including failure to renew the license upon expiration, could adversely affect our business and results of operations” for more information.
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
Moreover, American Express’s transfer or exercise of demand registration rights with respect to all or a substantial portion of its shares to terminate its deemed “control” of us under the BHC Act following an Amex Exit Condition could result in the sale of a large number of shares of our Common Stock at once or within a relatively short period of time. Such sales could cause the market price of our Common Stock to fall significantly, particularly because, following an Amex Exit Condition, the sale price for such shares may not reflect the intrinsic value of our Common Stock. Even if American Express has not exercised such rights, the possibility that it could do so in the future could itself depress the market price of our Common Stock and might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These factors could impair your ability to sell your shares of our Common Stock when desired or limit the price that you may obtain for your shares.
In addition, American Express’s exchange of such shares for shares of Class A-1 Preferred Stock and/or Class B-1 Preferred Stock, which are nonvoting, following an Amex Exit Condition would result in further concentration of voting power in GBTG. For further discussion of the risks associated with the concentration of voting power in GBTG, see “— Risks Relating to Our Securities — The interests of our largest stockholders may not always coincide with our interests or the interests of our other stockholders, and may result in conflicts of interest.”

Risks Relating to Our Securities
The market price of our Common Stock may be volatile and could decline significantly.
The trading price of our Common Stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Common Stock. Factors that could cause fluctuations in the trading price of the Class A Common Stock include the following:
•lack of liquidity in stock;
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of travel industry stocks;
•changes in operating performance and stock market valuations of other travel companies generally, or those in our industry in particular;
•sales of shares of our Common Stock by stockholders or by us;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our Company or our failure to meet the estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new offerings or platform features;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management;
•economic instability in the global financial markets and slow or negative growth of our markets, including as a result of conflicts in Eastern Europe and the Middle East; and
•other factors described in this “Part I, Item 1A. Risk Factors” section.
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
For the year ended December 31, 2023, we have identified a material weakness in our internal control over financial reporting, which management intends to remediate in the fiscal year 2024. We cannot assure you that material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, adversely impact our reputation or could cause a decline in the price of our Common Stock, and/or we may be unable to maintain compliance with the NYSE listing standards.
Future issuances of Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plan, in connection with acquisitions or otherwise, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We have 2,532,907,183 shares of Common Stock authorized but unissued as of December 31, 2023. Our Certificate of Incorporation and the applicable provisions of the DGCL authorize us to issue these shares of Common Stock and options, rights, warrants and appreciation rights relating to Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions, or otherwise.
In the future, we may obtain financing or further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock (including the Class A-1 Preferred Stock and the Class B-1 Preferred Stock, none of which is issued and outstanding as of the date of this Annual Report), if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our Common Stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their percentage ownership.
We do not currently intend to pay cash dividends on our Common Stock, so any returns will be substantially limited to the value of our Common Stock.
We have no current plans to pay any cash dividends on our Common Stock. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of the Board. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends from future earnings for the foreseeable future. In addition, our ability to pay dividends is limited by the Senior Secured Credit Agreement and may be limited by covenants under other indebtedness we and our subsidiaries incur in the future, as well as other limitations and restrictions imposed by law. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock at a greater price than that which you paid for it.

The interests of our largest stockholders may not always coincide with our interests or the interests of our other stockholders, and may result in conflicts of interest.
American Express International, Inc., QH Travel LP and Expedia and their affiliates control a majority vote of our Common Stock and their interests may not always coincide with the Company’s interests or the interests of our other stockholders. Moreover, the Shareholders Agreement contains provisions relating to our corporate governance. Even when these stockholders and their affiliates cease to own shares of our Common Stock representing a majority of the voting power, for so long as these stockholders continue to own a significant percentage of our Common Stock, these stockholders will still be able to significantly influence the composition of the Board and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, these stockholders and their affiliates have significant influence with respect to our management, significant operational and strategic decisions, business plans and policies through their voting power and their rights under the Shareholders Agreement. Further, these stockholders and their affiliates, through their combined voting power and their rights under the Shareholders Agreement, may be able to cause or prevent a change of control of our Company or a change in the composition of the Board and could preclude any unsolicited acquisition of our Company. This concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of our Company and ultimately may negatively affect the market price of our Common Stock.
These stockholders and their affiliates engage in a broad spectrum of activities. Subject to certain restrictions on competition contained in the Shareholders Agreement, in the ordinary course of their business activities, these stockholders and their affiliates may engage in activities where their interests conflict with our interests, your interests or those of our other stockholders.
Our Certificate of Incorporation and Bylaws provide that the Delaware Court of Chancery will be the sole and exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on our behalf, (b) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, or any claim for aiding and abetting such alleged breach, (c) action asserting a claim arising under any provision of the DGCL, Certificate of Incorporation or our Bylaws or as to which the DGCL confers jurisdiction on the Delaware Court of Chancery, (d) action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws, (e) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. Our Certificate of Incorporation further provides that (i) such exclusive forum provision shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act of 1933, as amended ("Securities Act") or the Securities Exchange Act of 1934, as amended ("Exchange Act"), or any other claim for which the federal courts have exclusive jurisdiction and (ii) unless we consent in writing to the section of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
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

Our Common Stock is and will be subordinate to all of our existing and future indebtedness, our Class A-1 Preferred Stock and Class B-1 Preferred Stock and any preferred stock issued in the future, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.
Shares of our Common Stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our Common Stock are subject to the prior liquidation rights of holders of Class A-1 Preferred Stock and Class B-1 Preferred Stock, none of which is issued and outstanding as of the date of this Annual Report, and may become subject to the prior dividend and liquidation rights of holders of any series of preferred stock that the Board may designate and issue without any action on the part of the holders of our Common Stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.
Item 1B.    Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to the our cybersecurity policies, standards, processes and practices, which are integrated into our overall risk management system.

We take a risk-based approach to cybersecurity aligned with National Institute of Standards and Technology (NIST) principles and have implemented controls throughout our operations that are designed to address cybersecurity threats and incidents. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help us identify, escalate, investigate, resolve and recover from security incidents in a timely manner.

Our cybersecurity program and policies articulate the expectations and requirements with respect to acceptable use, education and awareness, security incident management and reporting, identity and access management, vendor due diligence, security (with respect to physical assets, products, networks, and systems), security monitoring and vulnerability identification. Our cybersecurity program and policies are operated by a dedicated cybersecurity operations team in conjunction with our enterprise Risk Management and Compliance program.

Our cyber risk management program identifies, tracks, escalates, remediates, and reports cyber related risks throughout the Company. These risk areas include internal, product, vendor, supply chain, and external services utilized across the Company. These risks are assessed, prioritized, and both tactically and strategically addressed via process, technology, and personnel improvements to ensure ongoing mitigation and tracking. We utilize internal and external resources to monitor for cybersecurity threats to our systems and networks and to understand the broader threat environment.

Our cybersecurity strategy is guided by prioritized risk, identified areas for improvement based on the NIST Cybersecurity Framework, and emerging business needs. Cybersecurity risks are continually monitored and shared with the executive leadership team on a quarterly basis. We maintain a global incident response plan, coupled with a global continuous monitoring program. This plan and program include incident alerting, comprehensive incident criticality assessments, and escalation processes designed to support our teams, our senior leadership, and the Board. This escalation process also includes cross-functional materiality determinations and applicable reporting requirements.

Our cybersecurity operations team manages all facets of cybersecurity monitoring, coordinating with managed services security providers and internal analysts across the Company. All employees are provided cybersecurity awareness training, which includes topics on our policies and procedures for reporting potential incidents. Our cybersecurity team is continuously evaluating emerging risks, regulations, and compliance matters and updating the applicable policies and procedures accordingly.

Governance

The Board, directly and through its committees, oversees our risk management process, including cybersecurity risks and regularly receive presentations and reports from management. Pursuant to the Risk Management and Compliance Committee Charter, the Risk Management and Compliance Committee of the Board provides compliance oversight of our risk assessment and risk management policies, which include cybersecurity, and receives regular reports and updates on the steps management has taken to monitor and mitigate such exposures and risks.

Our Chief Information Security Officer ("CISO"), in coordination with our Chief Technology Officer, is responsible for leading the assessment and management of cybersecurity risks. The current CISO has over 25 years of experience in information security and presents to the Risk Management and Compliance Committee on a bi-annual basis concerning our cybersecurity program.
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
Our Common Stock is listed and traded on the New York Stock Exchange under the stock symbol “GBTG.”
Holders
As of March 12, 2024, there were approximately 33 holders of record of our Common Stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
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
Performance Graph
The performance graph below shows the cumulative total stockholder return on our Common Stock, compared with the NYSE Composite Index (“NYSE Composite”), the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s Software & Services Select Industry Index (“S&P Software & Services Select Industry Index”) (collectively, the “Indices”) from the closing price on May 31, 2022 (the date our Common Stock began trading on NYSE) through December 29, 2023. The results are based on an investment of $100 in our Common Stock and each of the Indices. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits. The performance shown in the graph represents past performance and is not intended to be indicative of future performance.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements, and the related notes, included elsewhere in this Annual Report. The discussion and analysis below presents our historical results as of and for the years ended on, the dates indicated. The historical financials below, for the period prior to the Business Combination, are those of GBT JerseyCo Limited and its subsidiaries that became predecessors of GBTG upon the consummation of the Business Combination and, depending on the context, “we,” “us,” or “our,” could mean GBT JerseyCo and its subsidiaries or GBTG and its subsidiaries.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 21, 2023.
Overview
We operate American Express Global Business Travel, a leading B2B software and services company in travel and expense. We provide a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver unrivaled choice, value and experience, and our brand promise.
We service our clients in the following ways:
•The Amex GBT Marketplace is our proprietary capability to provide travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners. We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing the complex needs of, our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients, delivering access to extensive and competitive content including exclusive negotiated content.

•Our award-winning client facing travel and expense solutions are built to deliver business value through optimized user experiences across business travel and are comprised of Neo1, Egencia, Select and Ovation. These solutions are accessible over web and mobile interfaces, powered by our data management infrastructure and built by our dedicated product engineering team who is committed to driving technical innovation across the business travel industry.

•GBT Partner Solutions is our program whereby we extend our platform to third-party TMCs and independent advisors (collectively, "Network Partners"), by offering them access to our differentiated content and technology, global servicing capabilities and access to our leading content marketplace ("GBT Partner Solutions"). Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.

On December 2, 2021, GBT JerseyCo entered into the Business Combination Agreement with Apollo Strategic Growth Capital, a blank check company incorporated as a Cayman Islands exempted company ("APSG"). The Business Combination closed on May 27, 2022 (the "Closing Date") and GBT JerseyCo became a direct subsidiary of GBTG through the transaction contemplated by the Business Combination Agreement. GBTG is a Delaware corporation and tax resident in the United States GBTG conducts its business through GBT JerseyCo, which until July 10, 2023, was through an Up-C structure. On July 10, 2023, GBTG entered into a series of transactions that simplified the capital and organizational structure by eliminating the Up-C structure. See note 1 — Business Description and Basis of Presentation to our consolidated financial statements included in this Annual Report.
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
Impact of the COVID-19 Pandemic
Although our results for the first quarter of 2022 included a strong recovery from the pandemic, the Omicron variant of COVID-19 limited the recovery of our business during that period. Consequently, our results for the year ended December 31, 2023 include positive impact from such recovery in comparison to the same period in the prior year.
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

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2023	2022	$	%
Key Operating Metrics
TTV	$28,192	$22,968	$5,224	23%
Transaction Growth	19%	200%	n/m	n/m
Key Financial Metrics
Revenue	2,290	1,851	439	24%
Total operating expense	2,298	2,049	249	12%
Net loss	(136)	(229)	93	41%
Net loss margin	(6)%	(12)%	6ppt	52%
Net cash from (used in) operating activities	162	(394)	556	n/m
EBITDA	189	(10)	199	n/m
Adjusted EBITDA	380	103	277	269%
Adjusted EBITDA margin	17%	6%	11ppt	199%
Adjusted Operating Expenses	1,910	1,745	165	9%
Free Cash Flow	49	(488)	537	n/m
__________________________________________________
n/m — not meaningful

	As of December 31,
	2023	2022
Net Debt	$886	$919
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
For the year ended December 31, 2023, TTV increased by $5,224 million, or 23%, compared to the year ended December 31, 2022. The increase in TTV was primarily due to Transactions Growth, and an increase in average transaction price driven by a higher mix in international transactions. The increase in Transaction Growth was partly driven by positive impact of the Omicron variant of the COVID-19 pandemic, which affected the results for the three months ended March 31, 2022 and the year ended December 31, 2022.
Transaction Growth (Decline)
Transaction Growth (Decline) represents year-over-year increase or decrease as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a gross basis to include cancellations, refunds and exchanges. To calculate year-over-year growth or decline, we compare the total number of transactions in the comparative previous period/year to the total number of transactions in the current period in percentage terms.
For the year ended December 31, 2023, Transaction Growth was 19% compared to the year ended December 31, 2022. Transaction growth for this period was primarily due to increased demand from business clients and an increase in international travel.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. Our non-GAAP financial measures are provided in addition to, and should not be considered as an alternative to, other performance or liquidity measures derived in accordance with GAAP. Non-GAAP financial measures have limitations as analytical tools, and you should not consider them either in isolation or as a substitute for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of our non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.
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
We define Adjusted EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring, exit and related charges, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, fair value movements on earnout and warrant derivative liabilities, long-term incentive plan costs, certain corporate costs, foreign currency gains (losses), non-service components of net periodic pension benefit (cost) and gains (losses) on disposal of businesses.
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
We define Adjusted Operating Expenses as total operating expenses excluding depreciation and amortization and costs that management believes are non-core to the underlying business of the Company, consisting of restructuring, exit and related charges, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, long-term incentive plan costs and certain corporate costs.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses should not be considered as measures of liquidity or as measures determining discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
We believe that the adjustments applied in presenting EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses are appropriate to provide additional information to investors about certain material non-cash and other items that management believes are non-core to our underlying business. We further believe that these measures assist investors, potential investors and analysts in evaluating our operating results across reporting periods on a consistent basis.

Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2023	2022	$	%
Net loss	$(136)	$(229)	$93	41%
Interest income	(1)	—	(1)	n/m
Interest expense	141	98	43	43%
Benefit from income taxes	(9)	(61)	52	n/m
Depreciation and amortization	194	182	12	6%
EBITDA	189	(10)	199	n/m
Restructuring, exit and related charges(a)	49	(3)	52	n/m
Integration costs(b)	35	34	1	3%
Mergers and acquisitions(c)	2	18	(16)	n/m
Equity-based compensation(d)	75	39	36	90%
Fair value movements on earnout and warrant derivative liabilities(e)	(13)	(8)	(5)	(54)%
Other adjustments, net(f)	43	33	10	35%
Adjusted EBITDA	$380	$103	$277	269%
Net loss margin(1)	(6)%	(12)%	6ppt	n/m
Adjusted EBITDA Margin	17%	6%	11ppt	199%
__________________________________________________
n/m — not meaningful

(1)Net loss margin is calculated as net loss divided by revenue.
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2023	2022	$	%
Total operating expenses	$2,298	$2,049	$249	12%
Adjustments:
Depreciation and amortization	(194)	(182)	(12)	(6)%
Restructuring, exit and related charges(a)	(49)	3	(52)	n/m
Integration costs(b)	(35)	(34)	(1)	(3)%
Mergers and acquisition(c)	(2)	(18)	16	n/m
Equity-based compensation(d)	(75)	(39)	(36)	(90)%
Other adjustments, net(f)	(33)	(34)	1	n/m
Adjusted Operating Expenses	$1,910	$1,745	$165	9%
__________________________________________________
n/m — not meaningful

(a)Includes (i) employee severance costs/(reversals) of $39 million, and $(1) million for the years ended December 31, 2023 and 2022, respectively, (ii) accelerated amortization of operating lease ROU assets of $7 million and $0 for the years ended December 31, 2023 and 2022, respectively, and (iii) contract costs related to leased facilities abandonment of $3 million and $(2) million for the years ended December 31, 2023 and 2022, respectively.
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
(d)Represents non-cash equity-based compensation expense related to equity incentive awards to certain employees.
(e)Represents fair value movements on earnout and warrant derivative liabilities during the periods.

(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $19 million and $25 million for the years ended December 31, 2023 and 2022, respectively, and (ii) legal and professional services costs of $14 million and $9 million for the years ended December 31, 2023 and 2022, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange losses of $5 million and $8 million for the years ended December 31, 2023 and 2022, respectively, and (ii) non-service component of our net periodic pension cost (benefit) related to our defined benefit pension plans of $5 million and $(9) million for the years ended December 31, 2023 and 2022, respectively.
For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2023	2022	$	%
Travel Revenue	$1,827	$1,444	$383	26%
Products & Professional Services Revenue	463	407	56	14%
Total Revenue	$2,290	$1,851	$439	24%

For the year ended December 31, 2023, our total revenue increased by $439 million, or 24%, primarily due to a 23% increase in TTV driven by (i) an increase in business travel, (ii) an improvement in yield driven by supplier performance incentives and (iii) change in the mix of international transactions. Revenue yield during the year ended December 31, 2023 was stable at 8.1%. Yield is calculated as total revenue divided by TTV.
Travel Revenue increased by $383 million, or 26%, primarily due to increases in TTV from continued Transaction Growth and increases in international travel.
Product and Professional Services Revenue increased $56 million, or 14%, due to increased management fees and meetings and events revenue driven by strengthened demand.
Cost of Revenue

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$958	$832	$126	15%
For the year ended December 31, 2023, cost of revenue increased by $126 million, or 15%, aligned with 19% Transaction Growth.
Salaries and benefits expenses related to cost of revenue increased by $82 million, or 13%, due to (i) an increase in the number of traveler care employees as a result of increased volume (partially offset by cost savings driven by improved operational efficiencies) resulting in an additional $54 million of expense, and (ii) an increase of $18 million related to hiring of additional personnel to manage and support increased meeting and events demand, (iii) a $6 million decrease in government funds in connection with programs designed to minimize employment losses related to the COVID-19 pandemic and (iv) a $4 million increase in other employee incentives.
Other cost of revenue increased by $44 million, or 21%, primarily due to (i) $23 million increase in professional fees relating to outsourcing costs and (ii) a $20 million increase in data processing costs and merchant fees to meet the increase in transaction volumes and change of form of payment to credit card for Egencia clients.

Sales and Marketing

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2023	2022	$	%
Sales and marketing	$393	$337	$56	17%
For the year ended December 31, 2023, sales and marketing expenses increased by $56 million, or 17%, due to increased salaries and benefits and other sales and marketing costs.
Salaries and benefits expenses related to sales and marketing increased by $44 million, or 15%, primarily due to (i) hiring of additional personnel to manage and support our sales growth (partially mitigated by cost savings driven by restructuring activities) of $23 million and (ii) an increase of $18 million related to employee incentives.
Other sales and marketing expenses increased by $12 million, or 23%, primarily driven by fixed cost government subsidies received during the year ended December 31, 2022, which was recorded as a reduction of other sales and marketing expenses.
Technology and Content

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2023	2022	$	%
Technology and Content	$405	$388	$17	4%
For the year ended December 31, 2023, technology and content increased by $17 million, or 4%, primarily due to an increase in salaries and benefits expenses with other technology and content costs remaining stable.
Salaries and benefits expenses related to technology and content increased by $17 million, or 9%, due to (i) a $12 million increase on account of additional employees hired to meet increase in product development activities and contractor expenses and (ii) a $5 million increase in employee incentives.
General and Administrative

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2023	2022	$	%
General and administrative	$306	$313	$(7)	(2)%
For the year ended December 31, 2023, general and administrative expenses decreased by $7 million, or 2%. The increase in salaries and benefits expenses was more than offset by a decrease in other general and administrative costs.
Salaries and benefits expenses related to general and administrative increased by $4 million, or 2%, due to (i) a $12 million increase on account of hiring of additional personnel to manage integration, transformation and head office functions, and (ii) a decrease in government funds of $2 million received in connection with programs designed to minimize employment losses related to the COVID-19 pandemic, which were recorded as a reduction of salaries and benefits expenses during the year ended December 31, 2022, offset by (iii) a $10 million net decrease in employee incentives.
Other general and administrative expenses decreased by $11 million, or 8%, due to (i) a $19 million charge recognized during the year ended December 31, 2022 relating to a loss contingency in regard to the Egencia acquisition, offset by (ii) an increase in head office costs including professional fees, leased facilities costs resulting from accelerated amortization of operating lease ROU assets, data processing and certain other corporate expenses.

Restructuring and Other Exit Charges
For the year ended December 31 2023, restructuring charges of $42 million primarily related to employee severance costs resulting from a reduction in workforce on account of changes to our internal operating model, certain exit activities and accrual of certain contract termination costs related to leased facilities abandonment.
Depreciation and Amortization
For the year ended December 31, 2023, depreciation and amortization increased by $12 million, or 6%, primarily due to (i) increased capitalization of property and equipment and (ii) accelerated amortization of certain leasehold improvements resulting from abandonment of certain leased office facilities.
Interest Expense
For the year ended December 31, 2023, interest expense increased by $43 million, or 43%, primarily due to a higher amount of outstanding term loan debt and higher interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022, partially offset by the benefit resulting from interest rate swaps.
Fair Value Movements on Earnout and Warrant Derivative Liabilities
For the year ended December 31, 2023, the fair value of our derivative liabilities related to our earnout shares resulted in a credit of $13 million to our consolidated statement of operations compared to a credit of $8 million (which also included fair value movement related to warrant derivative liabilities) during the year ended December 31, 2022. The decrease in fair value of earnout derivative liability was mainly driven by the decrease in our stock price as of December 31, 2023.
Other (Loss) Income, net
For the year ended December 31, 2023, other (loss) income, net, decreased by $11 million due to increased costs related to non-service components of net periodic pension cost (benefit) offset by lower foreign exchange losses.
Benefit from Income Taxes
For the year ended December 31, 2023 and 2022, we had a benefit from income tax of $9 million and $61 million, respectively, and our effective tax rate was 6.32% and 21.26%, respectively. Our effective tax rate for the year ended December 31, 2023 is lower than the U.S. federal statutory tax rate of 21% primarily due to movement in valuation allowances and expenses not deductible for taxes. For the year ended December 31, 2022, our effective income tax rate is broadly in line with the U.S. federal statutory tax rate of 21%. The nature of our business is such that the operational results should be taxed at a weighted average of the income tax rates in the jurisdictions in which it operates. The main offsetting sensitivities during the year were non-tax deductible expense associated with the acquisition of Egencia, along with movements in valuation allowances, reassessment of prior year tax positions and the effect of the Business Combination at the GBTG level.
Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities under the Senior Secured Credit Agreement as well as cash and cash equivalent balances on hand. As of December 31, 2023 and December 31, 2022, our cash and cash equivalent balances were $476 million and $303 million, respectively. During the years ended December 31, 2023 and 2022, our cash flows from (used in) operating activities were $162 million and $(394) million, respectively, and our Free Cash Flow was $49 million and $(488) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of December 31, 2023, we had $43 million of senior secured revolving credit facility that remained undrawn.
We believe our liquidity is important given the limited ability to predict our future financial performance due to the uncertainties of a potential economic slowdown on account of prevailing macro-economic conditions. In the past, we have taken several measures to preserve our liquidity (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entered into several financial transactions, including debt financing / refinancing transactions and the consummation of the Business Combination. We further continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
Based on our current operating plan, existing cash and cash equivalents, increase in business volume trends, our mitigation measures taken or planned to strengthen our liquidity and financial position, along with our available funding capacity and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Our utilization of the Senior Secured Revolving Credit Facility may be effectively limited with the leverage-and liquidity-based financial covenant requirements for such facility contained in the Senior Secured Credit Agreement when required.
Cash Flows
The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2023	2022	$	%
Net cash from (used in) operating activities	$162	$(394)	$556	141%
Net cash used in investing activities	(119)	(95)	(24)	(25)%
Net cash from financing activities	120	292	(172)	(59)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(12)	22	174%
Net increase (decrease) in cash, cash equivalents and restricted cash	$173	$(209)	$382	183%
Cash Flows for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
As of December 31, 2023, we had $489 million of cash, cash equivalents and restricted cash, an increase of $173 million compared to December 31, 2022. The following discussion summarizes changes to our cash from operating, investing and financing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Operating Activities
For the year ended December 31, 2023, net cash from operating activities was $162 million compared to $394 million of cash used in operating activities for the year ended December 31, 2022. The improvement in cash flows from operating activities of $556 million was primarily due to (i) $202 million of reduced net losses before considering non-cash charges and (ii) $420 million of favorable net change in working capital associated with the normalization in volume growth and the benefits from our working capital optimization program, particularly in relation to the Egencia integration, offset by (iii) $46 million of higher cash interest paid and (iv) $23 million of reduction on account of cash received on termination of derivative contract during the year ended December 31, 2022.
Investing Activities
During the year ended December 31, 2023 cash used in investing activities increased by $24 million primarily due to increased investments in property and equipment.
Financing Activities
During the year ended December 31, 2023, net cash from financing activities of $120 million was primarily due to: (i) $131 million of proceeds received from borrowings under the senior secured tranche B-4 term loan facilities, net of discount and (ii) $7 million received from exercise of stock options and contributions for ESPP, partially offset by (iii) $5 million repayment of principal amount of senior secured term loans and finance leases, and (iv) $14 million cash paid for taxes withheld upon vesting / exercise of equity awards. During the year ended December 31, 2022, net cash from financing activities of $292 million primarily consisted of $269 million of proceeds from the Business Combination and (ii) $200 million of proceeds received from delayed draw term loans borrowed under the senior secured tranche B-3 term loan facilities, partially offset by (iii) $168 million redemption of preferred share capital, including dividends accrued thereon, and (iv) $4 million repayment of principal amount of senior secured term loans and finance leases.
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
Set forth below is a reconciliation of net cash from (used in) operating activities to Free Cash Flow.

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2023	2022	$	%
Net cash from (used in) operating activities	$162	$(394)	$556	141%
Less: Purchase of property and equipment	(113)	(94)	(19)	(19)%
Free Cash Flow	$49	$(488)	$537	110%
During the year ended December 31, 2023, our Free Cash Flow improvement of $537 million was due to a $556 million increase in net cash from operating activities as discussed above, offset by an increase of $19 million of cash outflows related to purchases of property and equipment.

Net Debt
We define Net Debt as total debt outstanding consisting of current and non-current portion of long-term debt, net of unamortized debt discount and unamortized debt issuance costs, minus cash and cash equivalents. Net Debt is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure is not a measurement of our indebtedness as determined under GAAP and should not be considered in isolation or as an alternative to assess our total debt or any other measures derived in accordance with GAAP or as an alternative to total debt. Management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe that certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.
The following table summarizes our Net Debt position as of December 31, 2023 and December 31, 2022:

	As of December 31,
(in $ millions)	2023	2022
Current portion of long-term debt	$7	$3
Long-term debt, net of unamortized debt discount and debt issuance costs	1,355	1,219
Total debt, net of unamortized debt discount and debt issuance costs	1,362	1,222
Less: Cash and cash equivalents	(476)	(303)
Net Debt	$886	$919
During the year ended December 31, 2023, our Net Debt decreased by $33 million. The increase in debt, primarily resulting from additional borrowing of $135 million of principal amount of senior secured tranche B-4 term loans, was more than offset by increase in cash and cash equivalents balance $173 million.
For additional information on our long-term debt, see note 15 — Long-term Debt to our consolidated financial statements included elsewhere in this Annual Report.
Debt Covenants

Our senior secured credit facility agreement contains customary restrictive financial and operating covenants. Under our credit agreement, our interest rate margin depends upon our leverage ratio calculated in a manner as provided under the credit agreement. Improvement in our leverage ratio during the last quarter of 2023 resulted in decrease in our interest rate margins from 6.75% to 6.00% in the case of tranche B-3 and B-4 term loans and from 6.25% to 5.50% in the case of revolving credit facility. This would result in lowering our interest cost for the future periods and improving our liquidity. Any future changes to our leverage ratio beyond set thresholds under the credit agreement could increase or decrease our interest rate margins.

As of December 31, 2023, we were in compliance with all applicable covenants under the senior secured credit agreement.
Debt Ratings

As of December 31, 2023, the Company’s long-term debt was rated “B+” by Standard & Poor’s Financial Services LLC (“S&P”). The outlook on our long-term debt is “Stable”. This was an improvement over the previous debt rating which was "B-". In assessing our credit strength, we believe that S&P considered, among other things, our market share gains and strong operating performance. Although we currently believe our long-term debt ratings will remain Stable, we cannot guarantee the future actions of S&P. Our debt ratings have a direct impact on our future borrowing costs, and access to capital markets.
Contractual Obligations and Commitments
As of December 31, 2023, our material cash requirements include the following contractual obligations and commercial commitments arising in the normal course of business.
Debt
Our debt obligation primarily includes all interest and principal of borrowings under our senior secured credit agreement. Under certain circumstances, each year, a portion of the senior secured term loans outstanding under the senior secured credit agreement is required to be prepaid with a percentage of annual excess cash flow, if any, calculated in a manner set forth in the senior secured credit agreement. Under certain circumstances, we will also be required to prepay, or make an offer to prepay, the senior secured term loans outstanding under the senior secured credit agreement with the proceeds received from certain other events, subject to certain exceptions and limitations set forth in the senior secured credit agreement. For the year ended December 31, 2023, we have determined that no such mandatory prepayments, including any annual excess cash flow payments, are required. Further, none of such mandatory prepayment amounts are included in the amounts presented here. As of December 31, 2023, we had a total term-loans debt obligation, including interest, of $1,794 million, with $154 million due within the next 12 months. Interest on the term loans is based on LIBOR or SOFR, plus applicable margin, and excludes the effect of interest rate swaps. For purposes of this disclosure, we have used synthetic USD LIBOR, SOFR and margin rates as of December 31, 2023 for all future periods. See note 15 — Long-term Debt to our consolidated financial statements included elsewhere in this Annual Report.
Lease Obligations
The operating lease liability amounts are primarily related to corporate office facility leases, as well as other offices for our local operations. Our operating leases expire on various dates through December 31, 2035. In addition to minimum lease payments, we are responsible for taxes and other non-lease operating costs for leased premises. As of December 31, 2023, our operating leases had fixed lease payment obligations, including imputed interest, of $95 million, with $23 million payable within 12 months. Our finance lease obligations as of December 31, 2023 were not material. See note 11 – Leases to our consolidated financial statements included elsewhere in this Annual Report.
Purchase Obligations
We have certain purchase obligations related to information technology (“IT”) agreements and certain other services. Agreements with IT providers include cloud-based services, hosting and licensing contracts. Other purchase commitments represent contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2023. As of December 31, 2023, we had a total purchase obligation of $239 million, with $101 million due within the next 12 months. See note 18 — Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2023 related to letters of credit and guarantees.
Other
Our obligations related to defined benefit plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2023, plan contributions of $29 million were expected to be made in 2024. Funding projections beyond 2024 are not practical to estimate based on currently available information.
Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2023.
In our opinion, our liquidity position provides sufficient capital resources to meet our foreseeable cash needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if: (i) it requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and (ii) changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition
Supplier Incentives
We receive incentives from air travel suppliers for flown incremental bookings above minimum targeted thresholds established under relevant agreements. There is generally a time-lag by when the airlines provide full details for the actual flown incremental bookings. Therefore, we estimate such incentive revenues using internal and external data detailing completed and estimated completed airline travel and the price thresholds applicable to the volume for the period, as the consideration is variable and determined by meeting volume targets, requiring significant management judgement.
We allocate the variable consideration to the flown bookings during the incentive period, which is generally determined by the airlines to be a single fiscal quarter, and recognize that amount as the related performance obligations are satisfied, to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.
Goodwill
Goodwill is not subject to amortization and is reviewed for impairment on December 31 each year, or when an event occurs or circumstances change and there is an indication of impairment. The performance of the goodwill impairment test is the comparison of the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is less than its fair value no impairment exists. If the carrying value of a reporting unit is higher than its fair value, an impairment loss is recorded for the difference and charged to the consolidated statement of operations.
We test goodwill at a reporting unit level. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. Fair values of reporting units are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approach such as earnings before interest, taxes, depreciation and amortization, or EBITDA, multiples of comparable publicly-traded companies and precedent transactions, and based on market participant assumptions. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our cash flow forecasts, weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. Our significant estimates in the market approach include identifying similar companies and comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units. We believe the weighted use of the discounted cash flows and market approach is the best method for determining the fair value of our reporting unit as the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.
Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired. We adopted a quantitative approach to test our Goodwill for impairment during the year ended December 31, 2023.
The results of impairment testing performed for each of the years ended December 31, 2023, 2022 and 2021 indicated that the fair value of each of the reporting unit exceed their respective carrying values and as a result, we did not record any impairment of goodwill in our consolidated statements of operations during any of these years.
Pensions
The determination of the obligation and expense for our pension benefits is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in note 16 — Employee Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report and include the discount rate, expected long-term rate of return on plan assets, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.
The primary assumptions affecting our accounting for employee benefits are:
Discount rate: The discount rate is used to calculate pension benefit obligations. The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high-quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.2% for defined benefit pension plans as of December 31, 2023.
The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $77 million or increase pension liabilities by $97 million, respectively, as of December 31, 2023. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax net periodic pension cost (benefit) for 2024 would be immaterial.
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic pension cost (benefit). The use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2023 we used a weighted average expected long-term rate of return on plan assets of 4.9%.
Actual returns on plan assets for 2023, 2022 and 2021 were (0.4%), (28.9)% and 7.5%, respectively, compared to the expected rate of return assumptions of 4.9%, 4.5% and 4.4%, respectively. The sensitivity to a 100 basis point increase or decrease in the expected rate of return on plan assets assumption related to our pre-tax employee benefit expense for 2023 would be to decrease or increase the 2023 pre-tax expense by $4 million in each case.
While we believe these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our defined benefit pension obligations and our future expense. See note 16 — Employee Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report for more information regarding our retirement benefit plans.
Earnout Derivative Liability
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
Inherent in such pricing models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimated the volatility of the earnout shares based on weighted average of our own share price volatility and implied volatility from historical volatility of select peer companies’ common stock that matched the expected remaining life of the earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. We anticipated the dividend rate will remain at zero.
Income Taxes
We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. During 2023, an increase to our valuation allowance of $18 million was recorded to tax expense in our consolidated statements of operations. All deferred income taxes are classified as long-term on our consolidated balance sheets.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. As we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We account for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the tax authority, including resolution of any appeals or litigation, based on the technical merits of the position. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.
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
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, adopted and not yet adopted by us, see note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates and we are exposed to changes in such floating interest rates. We have interest rate risk primarily related to borrowings under the senior secured credit agreement, which bear interest at a variable rate tied to LIBOR, SOFR or the applicable base rate plus a margin (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable), and, during certain periods, the margin applicable to certain term loan facilities thereunder will be based on a pricing grid that varies with the total leverage ratio (calculated in a manner set forth in the senior secured credit agreement). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of December 31, 2023, $1,356 million of senior secured term loans were outstanding under the senior secured credit agreement, net of unamortized debt discount and unamortized debt issuance costs, and $7 million of letters of credit were outstanding under the senior secured revolving credit facility as of such date.

Based on the outstanding debt under the senior secured credit agreement as of December 31, 2023, and assuming that our mix of debt instruments and other variables remain unchanged, but including the impact of expected receipts or payments of cash flows resulting from interest rate swap contracts, a hypothetical 100 basis points increase or decrease in LIBOR or SOFR, as applicable, would have increased or decreased our interest expense by $5 million on an annualized basis. In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this February 2022 interest rate swap contract and realized $23 million of cash. We simultaneously entered into another swap contract with substantially the same terms and conditions as the February 2022 swap, except the fixed interest rate component was changed. In March 2023, we amended the terms to change the reference rate for the variable leg from LIBOR to SOFR to match the reference rate on the underlying debt that was amended in January 2023, and that is being hedged. Further, the interest rate on the fixed leg of the interest rate swap changed from 3.6858% to 3.6800%. The interest rate swap continues to be designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month SOFR exceeds 3.6800%.

In order to further hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities, in February 2023, we entered into another interest rate swap agreement for a notional amount of $300 million of debt for a period covering from March 2023 to March 2027. The terms of the agreement require us to receive a variable rate of three months U.S. SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%. See note 15 — Long-term Debt to our consolidated financial statements included elsewhere in this Annual Report for further discussion about our debt and interest rates. The interest rate swap contracts are considered as an accounting hedge under ASC 815. As of December 31, 2023, we had recognized $7 million of interest rate swap derivative asset and $5 million of interest rate swap derivative liability on our consolidated balance sheets.
Foreign Currency Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our functional and reporting currency. Our revenue is generated primarily in U.S. dollars, British pounds sterling, and Euros. Our expenses are generally denominated in the currency of the country in which our operations are located, which are primarily in the U.S., Europe and Asia. Our functional currency is denominated in U.S. dollars. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods.
We do not engage in any foreign currency related hedging activities. We will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

Item 8.    Financial Statements and Supplementary Data
The financial statements required by this Item are included in Item 15 of this Annual Report, are presented beginning on page F-1 and are incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, management has concluded that as of such date, our disclosure controls and procedures were not effective, due to a material weakness in internal control over financial reporting described below.

Due to the material weakness described below, management completed additional procedures prior to filing this Annual Report. Based on these procedures, management believes that our consolidated financial statements included in this Annual Report have been prepared in accordance with U.S. generally accepted accounting principles. Our principal executive officer and principal financial officer have certified that, based on such officers' knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company's management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, due to the material weakness identified with respect to the Egencia business (as described below), as of December 31, 2023, the Company’s internal control over financial reporting was not effective. Management has reviewed its assessment with the Audit Committee. The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included elsewhere in this Annual Report.
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified deficiencies in its internal control over financial reporting related to the Egencia business, which we acquired on November 1, 2021. Certain revenue and procurement processes and procedures of the Egencia business, which was owned by Expedia prior to our acquisition, are still being carried out by Expedia under the transition services agreement. The Company has lack of oversight of these outsourced revenue and procurement processes and related controls, including general information technology ("IT") controls and IT application controls, that are used in the preparation of Egencia’s financial results. As a result, management has concluded the lack of oversight of such outsourced processes and controls is a material weakness as of December 31, 2023.
Remediation Efforts to Address Material Weakness

Our material weakness is related to the processes of recording of client revenue and payment of certain vendors of Egencia business that approximate 4% of our consolidated revenue and expenses for the year ended December 31, 2023 and Egencia client receivables approximate 5% of our consolidated assets as of December 31, 2023. We are currently working to remediate the material weakness, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. We expect to achieve remediation through the integration of key applications and processes for the Egencia business into the Company’s legacy control environment. The integration of the Egencia key applications and processes into the Company’s existing applications and processes has commenced and is expected to be completed in 2024 at which point the Company will no longer be reliant on the outsourced processes and controls. Therefore, the material weakness will not be considered remediated until the integration is complete and applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts on certain of Egencia's client revenue process and payment of vendor process, including related general IT controls and IT application controls, there were no changes to our internal control over financial reporting that occurred during the three-month period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on Controls
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud due to inherent limitations of internal control. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Item 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included under the heading, “Proposal 1 – Election of Directors,” “Principal Stockholders—Delinquent Section 16(a) Reports” and “Information about our Executive Officers” in the proxy statement for the 2024 annual meeting of GBTG’s stockholders (the “2024 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to the compensation of our executive officers and directors will be included under the headings “Compensation Discussion & Analysis” (excluding information under the subheading “Pay Versus Performance”), “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Securities
Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters will be included under the heading, “Principal Stockholders” in the 2024 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
Information relating to our equity compensation plans will be included under the heading, “Equity Compensation Plan Information” in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to related party transactions and director independence will be included under the heading, “Certain Relationships and Related Person Transactions” and “Proposal 1 – Election of Directors—Director Independence,” in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the principal accounting services provided to the Company and the fees for such services will be included under the heading, “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements: Reference is made to the Index to consolidated financial statements beginning on Page F-1 hereof.
(2)Financial Statement Schedules: Reference is made to Schedule II—Valuation and Qualifying Accounts on Page F-60 hereof. All other financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto beginning on Page F-1 hereof.
(3)Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

2.1
Business Combination Agreement, dated as of December 2, 2021, by and between Apollo Strategic Growth Capital and GBT JerseyCo Limited (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

2.2
Amendment No. 1 to Business Combination Agreement, dated as of July 10, 2023, by and between Global Business Travel Group, Inc. and GBT JerseyCo Limited (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K), filed with the SEC on July 10, 2023.

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

10.3
Form of Amended & Restated Registration Rights Agreement entered into by and among Global Business Travel Group, Inc., APSG Sponsor, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.4
Sponsor Support Agreement, dated as of December 2, 2021, by and among APSG Sponsor, L.P., certain directors and officers of Apollo Strategic Growth Capital and GBT JerseyCo Limited (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.5
Form of Exchange Agreement, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited and equityholders of GBT JerseyCo Limited (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.5.1
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

10.5.2
Amendment and Waiver, dated as of July 10, 2023, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express Travel Holdings Netherlands Coöperatief U.A., Juweel Investors (SPC) Limited and EG Corporate Travel Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K), filed with the SEC on July 10, 2023.

Exhibit No.	Description
10.6^
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

10.6.1
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

10.6.2
Letter Agreement (Shareholders Agreement), dated as of July 10, 2023, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express Travel Holdings Netherlands Coöperatief U.A., Juweel Investors (SPC) Limited and EG Corporate Travel Holdings LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K), filed with the SEC on July 10, 2023.

10.7†
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

10.7.2
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

10.7.3
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

10.7.4
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

10.7.5†
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

10.7.6
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

10.7.7†
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

10.7.8
Amendment, Incremental Agreement and Reaffirmation, dated as of January 25, 2023, among GBT Group Services B.V., as the borrower, the other loan parties and lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2023).

Exhibit No.	Description
10.80
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

10.9+	Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).
10.10	Global Business Travel Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).
10.11+
Global Business Travel Group, Inc. Management Incentive Plan, amended and restated as of May 27, 2022 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).

10.12+	Global Business Travel Group, Inc. Annual Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2022).
10.13^†
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

10.14^†
Consumer Services Operating Agreement, dated as of June 30, 2014, by and between American Express Travel Related Services Company, Inc. and GBT Travel Services UK Limited (as assignee of GBT III B.V.), as amended (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.14.1^†
First Amendment to Consumer Services Operating Agreement, dated as of December 31, 2015, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.1 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.14.2^†
Second Amendment to Consumer Services Operating Agreement, dated as of July 24, 2017, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.2 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.14.3
Third Amendment to Consumer Services Operating Agreement, dated as of November 19, 2019, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.3 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.14.4^†
Form of Fourth Amendment to Consumer Services Operating Agreement, by and between American Express Travel Related Services Company, BT Inc. and G Travel Services UK Limited (as assignee of GBT III B.V.) (incorporated by reference to Exhibit 10.27.4 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.15^†
Global Corporate Payments Operating Agreement, dated as of June 30, 2014, by and between American Express Travel Related Services Company, Inc., and GBT III B.V. (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.15.1^†
Form of First Amendment to Global Commercial Services Operating Agreement, by and between American Express Travel Related Services Company, Inc., GBT III B.V. and GBT Travel Services UK Limited (incorporated by reference to Exhibit 10.28.1 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.16^†
Travel & Lifestyle Services Operating Agreement, dated as of June 30, 2014, by and between American Express Travel Related Services Company, Inc. and GBT Travel Services UK Limited (as assignee of GBT III B.V.), as amended (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.16.1^
First Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of January 1, 2015, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.1 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

Exhibit No.	Description
10.16.2
Second Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of December 31, 2018, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.2 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.16.3
Third Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of March 29, 2019, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.3 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.16.4
Fourth Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of April 29, 2019, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.4 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.16.5^†
Fifth Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of January 1, 2020, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.5 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.16.6^†
Sixth Amendment to the Travel & Lifestyle Services Operating Agreement, dated as of March 21, 2020, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.29.6 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820), filed with the SEC on April 18, 2022).

10.16.7^†
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

10.17+
Employment Contract, dated November 26, 2019, by and between GBT Travel Services UK Limited and Andrew Crawley (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.18+
Service Agreement, dated June 5, 2020, by and between GBT Travel Services UK Limited and Paul Abbott (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.19+
Supplemental Severance Agreement, dated December 2, 2021, by and between GBT Travel Services UK Limited and Andrew Crawley (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.20+
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

10.22+
Form of Time-Based Option Grant Agreement (United Kingdom) under the GBT JerseyCo Limited Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.23+
Form of Time-Based Option Grant Agreement (United States) under the GBT JerseyCo Limited Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.24+
Form of Time-Based Option Grant Agreement under the GBT JerseyCo Limited Management Incentive Plan (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.25+
Form of Time-Based Restricted Stock Unit Award Agreement (Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).

10.26+
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

Exhibit No.	Description
10.28+
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

10.30+
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

10.32
Put Option Letter, dated as of May 4, 2021, among GBT JerseyCo Limited, Expedia, Inc. and Juweel Investors Limited (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.33
Equity Contribution Agreement, dated as of August 11, 2021, among GBT JerseyCo Limited, Expedia, Inc. and Juweel Investors Limited (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.34
Company Holders Support Agreement, dated as of December 2, 2021, by and among Apollo Strategic Growth Capital and the parties set forth on Schedule I thereto (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on February 4, 2022).

10.35+
Form of New RSU Award Agreement (Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit (a)(1)(K) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

10.36+
Form of New RSU Award Agreement (Non-Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit (a)(1)(L) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

10.37+
Severance Protection Agreement, dated November 29, 2021, by and between GBT US LLC and Eric J. Bock (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023).

10.38+	GBT US LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page herein).
31.1*	Certification of Paul Abbott, Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Karen Williams, Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Paul Abbott, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Karen Williams, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Global Business Travel Group, Inc. Supplemental Executive Officer Recoupment Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Description
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
______________________________________________________
†Certain of the exhibits and schedule to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
^Certain portions of these Exhibits have been omitted in accordance with Regulation S-K Item 601.
+Management contract or compensatory plan or arrangement.
*Filed herewith.
**Furnished herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BUSINESS TRAVEL GROUP, INC.

Date: March 13, 2024	By:	/s/ Paul Abbott
		Name:	Paul Abbott
		Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Abbott, Karen Williams and Eric J. Bock and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Abbott	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2024
Paul Abbott

/s/ Karen Williams	Chief Financial Officer (Principal Financial Officer)	March 13, 2024
Karen Williams

/s/ Christopher Van Vliet	Controller (Principal Accounting Officer)	March 13, 2024
Christopher Van Vliet

/s/ James P. Bush	Director	March 13, 2024
James P. Bush

/s/ Gloria Guevara Manzo	Director	March 13, 2024
Gloria Guevara Manzo

/s/ Eric Hart	Director	March 13, 2024
Eric Hart

/s/ Raymond Donald Joabar	Director	March 13, 2024
Raymond Donald Joabar

/s/ Michael Gregory O’Hara	Director	March 13, 2024
Michael Gregory O’Hara

/s/ Richard Petrino	Director	March 13, 2024
Richard Petrino

/s/ Mohammed Saif S.S. Al-Sowaidi	Director	March 13, 2024
Mohammed Saif S.S. Al-Sowaidi

/s/ Itai Wallach	Director	March 13, 2024
Itai Wallach

/s/ Susan Ward	Director	March 13, 2024
Susan Ward

/s/ Kathleen Winters	Director	March 13, 2024
Kathleen Winters

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Global Business Travel Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Business Travel Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in total shareholders’ equity, for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable consideration related to supplier fee incentive revenues

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company reported travel revenue of $1,827 million for the year-ended December 31, 2023, a portion which related to revenue from supplier fee incentives. The Company receives incentives from air travel suppliers for incremental bookings above minimum targeted thresholds established under relevant agreements. The Company estimates these incentive revenues using internal and external data detailing completed and estimated completed airline travel and the price thresholds applicable to the volume for the period, as the consideration is variable and determined by meeting volume targets.

We identified the evaluation of variable consideration related to supplier fee incentive revenues as a critical audit matter. A high degree of subjective auditor judgment was required to assess the Company’s estimate of supplier fee incentive variable consideration accrued and recognized as revenue at year-end for certain suppliers, including the estimate of completed airline travel.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process of estimating variable consideration in revenue contracts, including a control related to the estimate of completed airline travel. For a selection of suppliers, we:

•obtained and read contractual documents, including master agreements and other related documents
•analyzed the contractual documents to determine if all arrangement terms that may have impacted revenue recognition were identified and properly considered, including terms and conditions for incentive revenue
•developed an estimate of variable consideration related to the supplier fee incentive revenues at year-end using historical completed airline travel data and compared it to the Company’s estimate
•assessed management’s ability to estimate accurately by comparing the Company's historical estimates to actual results.

/s/ KPMG LLP

We have served as the Company's auditor since 2014.

New York, New York
March 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Global Business Travel Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Global Business Travel Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in total shareholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 13, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Egencia business has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

New York, New York
March 13, 2024

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in $ millions except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$476	$303
Accounts receivable (net of allowance for credit losses of $12 and $23 as of December 31, 2023 and 2022, respectively)	726	765
Due from affiliates	42	36
Prepaid expenses and other current assets	116	130
Total current assets	1,360	1,234
Property and equipment, net	232	218
Equity method investments	14	14
Goodwill	1,212	1,188
Other intangible assets, net	552	636
Operating lease right-of-use assets	50	58
Deferred tax assets	281	333
Other non-current assets	50	47
Total assets	$3,751	$3,728
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$302	$253
Due to affiliates	39	48
Accrued expenses and other current liabilities	466	452
Current portion of operating lease liabilities	17	17
Current portion of long-term debt	7	3
Total current liabilities	831	773
Long-term debt, net of unamortized debt discount and debt issuance costs	1,355	1,219
Deferred tax liabilities	5	24
Pension liabilities	183	147
Long-term operating lease liabilities	55	61
Earnout derivative liabilities	77	90
Other non-current liabilities	33	43
Total liabilities	2,539	2,357
Commitments and Contingencies (see note 18)
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 467,092,817 shares and 67,753,543 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	—	—
Class B common stock (par value $0.0001; 3,000,000,000 shares authorized; nil shares and 394,448,481 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in-capital	2,748	334
Accumulated deficit	(1,437)	(175)
Accumulated other comprehensive loss	(103)	(7)
Total equity of the Company’s shareholders	1,208	152
Equity attributable to non-controlling interest in subsidiaries	4	1,219
Total shareholders’ equity	1,212	1,371
Total liabilities and shareholders’ equity	$3,751	$3,728
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in $ millions, except share and per share data)	2023	2022	2021
Revenue	$2,290	$1,851	$763
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	958	832	477
Sales and marketing	393	337	201
Technology and content	405	388	264
General and administrative	306	313	213
Restructuring and other exit charges	42	(3)	14
Depreciation and amortization	194	182	154
Total operating expenses	2,298	2,049	1,323
Operating loss	(8)	(198)	(560)
Interest income	1	—	1
Interest expense	(141)	(98)	(53)
Fair value movement on earnout and warrant derivative liabilities	13	8	—
Loss on early extinguishment of debt	—	—	(49)
Other (loss) income, net	(10)	1	8
Loss before income taxes and share of losses from equity method investments	(145)	(287)	(653)
Benefit from income taxes	9	61	186
Share of losses from equity method investments	—	(3)	(8)
Net loss	(136)	(229)	(475)
Less: net loss attributable to non-controlling interests in subsidiaries	(73)	(204)	(475)
Net loss attributable to the Company’s Class A common stockholders	$(63)	$(25)	$—
Basic loss per share attributable to the Company’s Class A common stockholders	$(0.25)	$(0.50)
Weighted average number of shares outstanding – Basic	251,645,498	51,266,570
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.30)	$(0.51)
Weighted average number of shares outstanding – Diluted	458,055,525	445,715,051

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(in $ millions)	2023	2022	2021
Net loss	$(136)	$(229)	$(475)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	33	(51)	(15)
Unrealized gains on cash flow hedge, net of tax:
Unrealized (loss) gain from cash flow hedges arising during the year	(8)	32	—
Unrealized gains on cash flow hedge reclassified to interest expense	(8)	(4)	—
Change in defined benefit plans, net of tax:
Actuarial (loss) gain, net, and prior service cost arising during the year	(34)	99	28
Amortization of actuarial (gain) loss and prior service cost in net periodic pension cost (benefit)	(2)	2	4
Other comprehensive (loss) income, net of tax	(19)	78	17
Comprehensive loss	(155)	(151)	(458)
Less: Comprehensive loss attributable to non-controlling interests in subsidiaries	(59)	(145)	(458)
Comprehensive loss attributable to the Company’s Class A common stockholders	$(96)	$(6)	$—
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in $ millions)	2023	2022	2021
Operating activities:
Net loss	$(136)	$(229)	$(475)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	194	182	154
Deferred tax benefit	(30)	(65)	(178)
Equity-based compensation	75	39	3
Allowance for (reversal of) credit losses	9	19	(5)
Fair value movements on earnout and warrants derivative liabilities	(13)	(8)	—
Loss on early extinguishment of debt	—	—	49
Other	17	22	3
Defined benefit pension funding	(29)	(32)	(25)
Proceeds from termination of interest rate swap derivative contract	—	23	—
Changes in working capital, net of effects from acquisitions
Accounts receivable	49	(427)	(85)
Prepaid expenses and other current assets	9	(29)	40
Due from affiliates	(4)	(18)	(3)
Due to affiliates	(5)	7	8
Accounts payable, accrued expenses and other current liabilities	26	122	2
Net cash from (used in) operating activities	162	(394)	(512)
Investing activities:
Purchase of property and equipment	(113)	(94)	(44)
Ovation business acquisition, net of cash acquired	—	—	(53)
Egencia business acquisition, net of cash acquired	—	—	73
Other	(6)	(1)	(3)
Net cash used in investing activities	(119)	(95)	(27)
Financing activities:
Proceeds from reverse recapitalization, net	—	269	—
Redemption of preference shares	—	(168)	—
Proceeds from issuance of preferred shares	—	—	150
Proceeds from senior secured term loans, net of debt discount	131	200	935
Repayment of senior secured term loans	(3)	(3)	(551)
Repayment of finance lease obligations	(2)	(2)	(2)
Payment of lender fees and issuance costs for senior secured term loans facilities	(2)	—	(8)
Prepayment penalty and other costs related to early extinguishment of debt	—	—	(34)
Payment of deferred consideration	—	(4)	—
Payment of offering costs	—	—	(10)
Capital distributions to shareholders	—	—	(1)
Contributions for ESPP and proceeds from exercise of stock options	7	—	—
Payment of taxes withheld on vesting of equity awards	(14)	—	—
Other	3	—	(1)
Net cash from financing activities	120	292	478
Effect of exchange rates changes on cash, cash equivalents and restricted cash	10	(12)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	173	(209)	(68)
Cash, cash equivalents and restricted cash, beginning of year	316	525	593
Cash, cash equivalents and restricted cash, end of year	$489	$316	$525
Supplemental cash flow information:
Cash refund for income taxes (net of payments)	$2	$(1)	$(5)
Cash paid for interest (net of interest received)	$142	$96	$47
Dividend accrued on preferred shares	$—	$—	$10
Deferred offering costs accrued	$—	$—	$10
Non-cash additions for finance lease	$4	$—	$—
Issuance of shares to settle liability	$4	$—	$—
Right-of-use assets obtained in exchange for lease obligations, including on acquisitions (see note 11)

Cash, cash equivalents and restricted cash consist of:	As of December 31,
(in $ millions)	2023	2022
Cash and cash equivalents	$476	$303
Restricted cash (included in other non-current assets)	13	13
Cash, cash equivalents and restricted cash	$489	$316
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY

	Voting ordinary shares		Non-Voting ordinary shares		Profit shares		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s stockholders	Equity attributable to non-controlling interest in subsidiaries	Total stockholders’ equity
(in $ millions except share and per share data)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2020	36,000,000	—	—	—	800,000	—	—	—	—	—	$1,752	$(592)	$(179)	$981	$3	$984
Issued on acquisition of Egencia (see note 9)	—	—	8,413,972	—	—	—	—	—	—	—	816	—	—	816	—	816
Dividend on preferred shares (see note 22)	—	—	—	—	—	—	—	—	—	—	(10)	—	—	(10)	—	(10)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Settlement of MIP options	—	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(473)	—	(473)	(2)	(475)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	17	17	—	17
Balance as of December 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	2,560	(1,065)	(162)	1,333	1	1,334
Cumulative effect of the adoption of accounting standard update, net of tax of $1 (see note 6)	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Dividend on preferred shares	—	—	—	—	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Additional shares issued to Expedia (see note 9)	—	—	59,111	—	—	—	—	—	—	—	6	—	—	6	—	6
Equity-based compensation prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	5
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(121)	—	(121)		(121)
Other comprehensive loss, net of tax, prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(47)	(47)	—	(47)
Equity prior to reverse recapitalization	36,000,000	—	8,473,083	—	800,000	—	—	—	—	—	2,563	(1,189)	(209)	1,165	1	1,166
Reverse recapitalization, net (see note 8)	(36,000,000)	—	(8,473,083)	—	(800,000)	—	56,945,033	—	394,448,481	—	(2,322)	1,039	183	(1,100)	1,195	95
Exchange of warrants for Class A shares (see note 19)	—	—	—	—	—	—	10,808,510	—	—	—	59	—	—	59	—	59
Equity-based compensation after the reverse recapitalization	—	—		—	—	—	—	—	—	—	34	—	—	34	—	34
Net loss after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(25)	—	(25)	(83)	(108)
Other comprehensive income, net of tax, after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	19	19	106	125
Balance as of December 31, 2022	—	—	—	—	—	—	67,753,543	—	394,448,481	—	334	(175)	(7)	152	1,219	1,371
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	75	—	—	75	—	75
Shares issued, net, on vesting / exercise of equity awards and pursuant to ESPP ( see note 21)	—	—	—	—	—	—	6,269,772	—	—	—	7	—	—	7	—	7
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 21)	—	—	—	—	—	—	(1,954,388)	—	—	—	(14)	—	—	(14)	—	(14)
Shares issued to settle liability (see note 26)	—	—	—	—	—	—	575,409	—	—	—	4	—	—	4	—	4
Exchange of Class B common stock for Class A common stock pursuant to the Exchange Agreement (see note 1)	—	—	—	—	—	—	394,448,481	—	(394,448,481)	—	2,418	(1,199)	(63)	1,156	(1,156)	—
Tax impact of corporate simplification (see note 1 and 4)	—	—	—	—	—	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(63)	—	(63)	(73)	(136)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(33)	(33)	14	(19)
Balance as of December 31, 2023	—	—	—	—	—	—	467,092,817	—	—	—	$2,748	$(1,437)	$(103)	$1,208	$4	$1,212
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Business Description and Basis of Presentation
Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries, including GBT JerseyCo Limited (“GBT JerseyCo” and all together the “Company”), is a leading business-to-business software and services company in travel and expense. The Company provides a platform serving travel primarily for business purposes and a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. The Company manages end-to-end logistics of business travel and provides a link between businesses and their employees, travel suppliers, and other industry participants.

On December 2, 2021, GBT JerseyCo entered into a business combination agreement (“Business Combination Agreement”) with GBTG (formerly known as Apollo Strategic Growth Capital or “APSG”), a special purpose acquisition company, listed on the New York Stock Exchange (the “Business Combination”). The Business Combination closed on May 27, 2022 and GBT JerseyCo became a direct subsidiary of GBTG. The Business Combination was accounted for as a reverse recapitalization, whereby GBT JerseyCo was considered the accounting acquirer in the transaction and the predecessor entity of GBTG. Accordingly, no assets or liabilities were measured at fair value, and no goodwill or other intangible assets were recognized as a result of the Business Combination (see note 8 — Reverse Recapitalization).

GBTG is a Delaware corporation and tax resident in the United States of America (“U.S.”).

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Corporate Simplification:

On July 10, 2023, GBTG entered into a series of transactions that simplified its organizational structure (the "Corporate Simplification"). Prior to giving effect to the Corporate Simplification:

(a) GBTG held its investments in GBT JerseyCo (a tax resident in the United Kingdom (“U.K.”)) and its subsidiaries through an umbrella partnership-C corporation structure (“Up-C structure”) and GBT JerseyCo was considered a partnership for U.S. tax purposes;

(b) American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex Coop”), a resident of the Netherlands, Juweel Investors (SPC) Limited (a successor entity of Juweel Investors Limited) (“Juweel”), a resident of the Cayman Islands, and EG Corporate Travel Holdings LLC, a Delaware limited liability company (“Expedia,” and collectively, with Amex Coop and Juweel the “Continuing JerseyCo Owners”) were holders of non-voting redeemable shares of GBT JerseyCo., designated as "B Ordinary Shares" ("GBT JerseyCo B Ordinary Shares") in the Fourth Amended and Restated Memorandum of Association of GBT JerseyCo and the Third Amended and Restated GBT JerseyCo Articles of Association (collectively the "Amended and Restated M&A") with a nominal value of €0.00001;

(c) GBTG owned voting redeemable shares of GBT JerseyCo., designated as "A Ordinary Shares" ("GBT JerseyCo A Ordinary Shares") in the Amended and Restated M&A with a nominal value of €0.00001; and

(d) Continuing JerseyCo Owners owned Class B Common Stock and other public stockholders owned
Class A Common Stock.

As part of this Corporate Simplification, the Continuing JerseyCo Owners transferred all of their respective GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock to GBTG in exchange for GBTG issuing to each Continuing JerseyCo Owner shares of Class A Common Stock. Further, GBTG also entered into an amendment to the Business Combination Agreement with GBT JerseyCo (the “BCA Amendment”) and the SHA Amendment (as discussed further below in note 26 - Related Party Transactions), to provide, among other things, that the GBT JerseyCo C Ordinary Shares owned by the Continuing JerseyCo Owners (and certain other current and former employees of GBTG) will be, upon the Class A Common Stock meeting the price thresholds set forth in the Business Combination Agreement over the period of time set forth in the Business Combination Agreement, cancelled in exchange for shares of Class A Common Stock, rather than into GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock, which would be exchangeable for shares of Class A Common Stock under the Exchange Agreement (as discussed further below in note 8 -

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reverse Recapitalization). The BCA Amendment also provides that certain rights of holders of GBT JerseyCo C Ordinary Shares with respect to dividends and distributions and with respect to potential payments upon the winding up of GBT JerseyCo that had been obligations of GBT JerseyCo under its organizational documents prior to the Corporate Simplification are now direct obligations of GBTG. Reciprocal amendments are reflected in the Fifth Amended and Restated Memorandum of Association of GBT JerseyCo and the Fourth Amended and Restated Articles of Association of GBT JerseyCo.

As a result of the Corporate Simplification:

•GBTG issued Class A Common Stock to the Continuing JerseyCo Owners in exchange for all of the issued and outstanding GBT JerseyCo B Ordinary Shares and all of the issued and outstanding shares of Class B Common Stock held by them;

•GBTG became the sole holder of all the issued and outstanding GBT JerseyCo A Ordinary Shares; there are no shares of Class B Common Stock or GBT JerseyCo B Ordinary Shares that remain issued and outstanding;

•no net income (loss) or shareholder’s equity is allocated to the Continuing JerseyCo Owners (as non-controlling interests) in the consolidated financial statements of the Company (see note 22 – Shareholders’ Equity for further discussion); and

•tax distributions that were payable by GBT JerseyCo to the Continuing JerseyCo Owners under the Shareholders’
Agreement (arising from the U.S. tax partnership arrangement) ceased, with GBTG now assuming 100% of income tax liability for any incremental U.S. tax payable related to GBT JerseyCo’s income from international operations (see note 4 – Income Taxes for further discussion).
Further, the Company believes its liquidity is important given the limited ability to predict its future financial performance due to the uncertainties associated with potential economic slowdown resulting from adverse macro-economic conditions. The Company has taken several measures to preserve and enhance its liquidity, including additional term loans in January 2023 (see note 15 – Long-term Debt) and restructuring initiatives (see note 14 – Restructuring, Exit and Related Charges). Apart from the expectation of increase in transaction volume of its business operations, the Company continues to further explore other capital market transactions, process rationalizations and cost reduction measures to improve its liquidity position. Based on the Company’s current and expected operating plan, existing cash and cash equivalents, the ongoing increase in business travel indicated by recent volume trends, the Company’s mitigation measures taken to strengthen its liquidity and financial position, along with the Company’s available funding capacity and cash flows from operations, the Company believes it has adequate liquidity to meet the future operational and other needs of the business for a minimum period of twelve months.
(2)Summary of Significant Accounting Policies
Consolidation
The Company’s consolidated financial statements include the accounts of GBTG, its wholly-owned subsidiaries and entities controlled by GBTG, including GBT JerseyCo. There are no entities that have been consolidated due to control through operating agreements, financing agreements or as the primary beneficiary of a variable interest entity. The Company reports the non-controlling ownership interests in subsidiaries that are held by third-party owners as equity attributable to non-controlling interests in subsidiaries on the consolidated balance sheets. The portion of income or loss for the reporting periods that is attributable to third-party owners is reported as net income (loss) attributable to non-controlling interests in subsidiaries on the consolidated statements of operations. The Company has eliminated intercompany transactions and balances in its consolidated financial statements.
For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of GBT JerseyCo and its wholly-owned subsidiaries. All intercompany accounts and transactions among GBT
JerseyCo and its consolidated subsidiaries were eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill and contingent consideration, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps and earnout shares and accrual of contingent liabilities. Actual results could differ materially from those estimates.
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
On January 1, 2022, the Company adopted the accounting standards update on the measurement of expected credit losses, which requires the Company to estimate lifetime expected credit losses upon recognition of the financial assets, which primarily comprise accounts receivable. The Company has identified the relevant risk characteristics, of its customers and the related receivables, which include size, type (e.g., business clients vs. supplier and credit card vs. non-credit-card customers) or geographic location of the customer, or a combination of these characteristics. The Company has considered the historical credit loss experience, current economic conditions, forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses on its accounts receivables. Other key factors that influence the expected credit loss analysis include customer demographics and payment terms offered in the normal course of business to customers. This is assessed at each quarter based on the Company’s specific facts and circumstances. See note 5 – Allowances for Expected Credit Losses for additional information.
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
Uncertain macroeconomic factors, including rising interest rates, potential recession or economic downturn, can have a significant effect on the allowance for credit losses as such conditions could potentially result in the restructuring or bankruptcy of customers. Given such uncertainties, actual write-offs may vary from such estimates of credit losses.
Governments of multiple countries extended several programs to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or deferrals and other financial aid. In previous years, the Company participated in several of these government programs. A substantial portion of these government support payments were to ensure that the Company continued to pay and maintain the employees on its payroll and does not make them redundant as the demand for travel services significantly reduced due to the COVID-19 pandemic. During the years ended December 31, 2023, 2022 and 2021, the Company recognized in its consolidated statements of operations government grants and other assistance benefits of $0, $24 million and $64 million, respectively, as a reduction of its operating expenses. As of December 31, 2023 and 2022, the Company had a receivable of $1 million and $13 million, respectively, in relation to such government grants, that is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also capitalizes certain costs associated with the acquisition or development of internal-use software. The Company capitalizes costs incurred during the application development stage related to the development of internal use software. The Company expenses cost related to the planning and post-implementation phases of development as incurred.
Depreciation is recognized once an asset is available for its intended use. Depreciation is computed using the straight-line method over the estimated useful lives of assets which are as follows:

Capitalized software for internal use	3 – 7 years
Computer equipment	3 – 5 years
Leasehold improvements	Shorter of 5 –10 years or lease term
Furniture, fixtures and other equipment	Up to 7 years
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
Equity Method Investments
Investments in entities in which the Company exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting. Generally, if the Company owns voting rights of between 20% and 50% of equity interest, it is presumed to exercise significant influence. The Company’s proportionate share of the net income (loss) of the equity method investments is included in the Company’s results of operations. When the Company's share of losses of an equity method investment equals or exceeds its investment value plus advances made to equity method investment, the Company discontinues recognizing share of further losses. Additional losses are provided for and a liability is recognized, only to the extent the Company has legal or constructive obligations to fund further losses in the equity method investment. Dividends received from the equity method investees are recorded as reductions to the carrying value of the equity method investment.
The Company periodically reviews the carrying value of these investments to determine if there has been an other-than temporary decline in their carrying values. A variety of factors are considered when determining if a decline in the carrying value of equity method investment is other than temporary, including, among others, the financial condition and business prospects of the investee, as well as the Company’s investment intent. Based on the Company’s assessment, the Company recorded $2 million as impairment of equity method investments for the year ended December 31, 2021, which is included within share of losses from equity method investments in the consolidated statements of operations. There were no impairments of equity method investments during the years ended December 31, 2023 and 2022.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Based on the results of the annual impairment test, the Company concluded that there was no impairment of goodwill during the years ended December 31, 2023, 2022 and 2021 because qualitative and/or quantitative tests indicated the reporting units’ fair value was in excess of their respective carrying values. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from actual results of operations and cash flows, and if so, could cause the Company to conclude in the future that impairment indicators exist and that goodwill may become impaired.
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
There was no impairment of finite-lived other intangible assets or long-lived assets during the years ended December 31, 2023, 2022 and 2021.
Leases
The Company determines whether an arrangement contains a lease at inception of a contract. Lease assets represent the Company’s right-of-use (“ROU”) of an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s accounting policy is to evaluate lease agreements with a minimum term greater than one year for recording on the consolidated balance sheet.
Finance leases are generally those leases that allow the Company to either utilize the entire asset over its economic life or substantially pay for all of the fair value of the asset over the lease term. All other leases are categorized as operating leases. Lease ROU assets and lease liabilities are recognized based on the present value of the fixed lease payments over the lease term at the commencement date. As the interest rate implicit in the lease is generally not determinable in transactions where the Company is a lessee, the Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future payments and uses the implicit rate when readily available. The operating lease ROU assets include lease prepayments and initial direct costs and are reduced for deferred rent and any lease incentives. Certain of the Company’s lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s lease agreements may include both lease and non-lease components. For leases of information technology equipment used in its data centers, the Company accounts for the lease and non-lease components on a combined basis. For leases of all other assets, lease and non-lease components are accounted for separately.
Operating leases are included in operating lease ROU assets, and current and long-term portion of operating lease liabilities on the Company’s consolidated balance sheets. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance lease assets are included in property and equipment, net and finance lease liabilities are included within current portion of long-term debt and long-term debt, net of unamortized debt discount and debt issuance cost on the Company’s consolidated balance sheets.
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
Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that apply to taxable income in effect for the years in which those tax assets or liabilities are expected to be realized or settled. The Company regularly assesses the realizability of all its deferred tax assets. An adjustment to the conclusion as to whether it is more likely than not that the Company will realize the benefit of the deferred tax assets would impact the income tax expense in the period for which it is determined this analysis has changed. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income in those jurisdictions where the deferred tax assets are located during the periods in which those temporary differences become deductible. When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including the Company’s ability to carry back net operating losses ("NOLs") to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. A change in the Company’s estimate of future taxable income may change the Company’s conclusion on its ability to realize all or a part of its net deferred tax assets, requiring an adjustment to the valuation allowance charged to the provision for income taxes in the period in which such a determination is made.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 — Valuations based on inputs that are unobservable and significant to overall fair value measurement.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), net of taxes, consists of (i) foreign currency translation adjustments, (ii) unrealized actuarial gains and losses on defined benefit plans and unamortized prior service cost and (iii) unrealized gains and losses on derivatives accounted for as effective cash flow hedges and certain historical net investment hedges.
Certain Risks and Concentrations
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents and restricted cash and accounts receivable.
The Company maintains cash, cash equivalents and restricted cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation (or equivalent) insurance limits. The Company’s cash, cash equivalents and restricted cash are primarily composed of current account balances in banks, are mainly non-interest bearing and are primarily denominated in U.S. dollar, British pound sterling and Euro currencies. As of December 31, 2023, approximately 33% of our cash, cash equivalents and restricted cash balance is with a single bank.
Concentrations of credit risk associated with accounts receivable are considered minimal due to the Company’s diverse customer base spread across different countries.
Revenue Recognition
The Company generates revenue in two primary ways:
•Travel Revenues which include fees received from business clients and travel suppliers relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds and
•Products and Professional Services Revenues which include revenues received from business clients, travel suppliers and Network Partners for using the Company’s platform, products and value-added services.
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
Travel Revenues
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Supplier Fees
Base Commissions and Incentives: Certain of the Company’s travel suppliers (e.g., airlines, hotels, car rental companies, and rail carriers) pay commissions and/or fees on tickets issued, sales and other services provided by the Company based on contractual agreements to promote or distribute the travel supplier content. Commissions and fees from travel suppliers are generally recognized (i) at the time a ticket is purchased for air travel reservations as the Company’s performance obligation to the supplier is satisfied at the time of ticketing and (ii) upon fulfillment of the reservation for hotels and car rentals as the performance obligation to the hotel and car rental companies is not satisfied until the customer has checked-in to the hotel property and/or picked-up the rental car.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
General and Administrative
General and administrative expenses consists of (i) salaries and benefits of the Company’s employees in finance, legal, human resources and administrative support, (ii) integration expenses related to acquisitions and mergers and acquisitions costs primarily related to due diligence, legal expenses and related professional services fees and (iii) fees and costs related to accounting, tax and other professional services, legal related costs, and other miscellaneous expenses.
Restructuring and Other Exit Charges
Restructuring and other exit charges consist primarily of costs associated with employee severances and contract exit costs. One-time involuntary employee termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria have been met. With respect to employee terminations under ongoing benefit arrangements, a liability for termination benefits is recognized at estimated fair value when it is probable that amounts will be paid to employees and such amounts are reasonably estimable. Costs associated with exit or disposal activities and contract termination costs are presented as restructuring charges in the consolidated statement of operations.
Restructuring accruals are recorded within restructuring and other exit charges in the consolidated statements of operations and the restructuring liability is included within accrued expenses and other current liabilities in the consolidated balance sheets.
Advertising Expense
Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing, such as television, media and print advertising. Advertising expense, included in sales and marketing expenses on the consolidated statements of operations, was approximately $5 million, $6 million and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Equity-based Compensation
The Company has an equity-based compensation plan that provides for grants of equity awards to employees and non-employee directors of the Company who perform services for the Company. The awards are equity-classified and the compensation is expensed, net of actual forfeitures, on a straight line basis over the requisite service period based upon the fair value of the award on the grant date and vesting conditions.
Pension and Other Post-retirement Benefits
The Company sponsors defined contribution savings plans under which the Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to these plans are

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The amortization of actuarial gains and losses is determined by using a 10% corridor of the greater of the fair value of plan assets or the defined benefit obligation. Total unamortized actuarial gains and losses in excess of the corridor are amortized over the average remaining future service. For plans with no active employees, they are amortized over the average life expectancy of plan participants. Adjustments resulting from plan amendments are generally amortized over the average remaining future service of plan participants at the time of the plan amendment.
All components of net periodic pension cost (benefit), other than service cost, is recognized within other income (expense), net, on the Company’s consolidated statements of operations. Service cost is recognized as a component of salaries and wages on the Company’s consolidated statements of operations.
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
Gains and losses related to transactions in a currency other than the functional currency or upon remeasurement of non-functional currency denominated monetary assets and liabilities into functional currency are reported within other income (expense), net, in the Company’s consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company has net foreign exchange loss of $5 million, $7 million and $0, respectively, which is included within other (loss), income, net on the consolidated statements of operations.
Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) available to the Company’s common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to the Company’s common shareholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units (RSU) and stock options, calculated using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect of inclusion would be antidilutive.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrant Instruments and Earnout Derivative Liabilities
The Company accounts for its earnout shares (see note 20 – Earnout Derivative Liabilities) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” (“ASC 815”) whereby, under that provision, the earnout shares do not meet the criteria for equity treatment and are recorded as liabilities. Accordingly, the Company classifies the earnout shares as liabilities at fair value at each balance sheet date and any change in the fair value is recognized in the Company’s consolidated statements of operations. The earnout share liabilities will be remeasured at fair value until such earnout shares are no longer contingent. The fair value of earnout shares is determined using Monte Carlo valuation method and is categorized as level 3 on the fair value hierarchy (see note 25 – Fair Value Measurements).
The Company also had warrants that were exchanged for Common Stock in October 2022. As the warrants did not meet the criteria for equity treatment, they were accounted for in a manner similar to earnout shares i.e., as a liability remeasured at fair value at each reporting date, in accordance with the guidance contained in ASC 815, with any change in fair value recognized in the Company's consolidated statements of operations. Until the date the warrants were outstanding, the fair value of warrants was determined using a market price for the public warrants and, when relevant, Black-Scholes model for the private warrants.
Recently Adopted Accounting Pronouncements
Reference rate reforms
In March 2020, the Financial Accounting Standard Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including the London Interbank Offered Rate (“LIBOR”), which was discontinued because of reference rate reform, to a new reference rate. The provisions of this ASU impact contract modifications and other changes that occur while LIBOR was phased out. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” As a result of the U.K. Financial Conduct Authority’s decision to extend the cessation date for publishing LIBOR rates from December 31, 2021 to June 30, 2023, the FASB decided to defer the sunset date of this topic from December 31, 2022 to December 31, 2024.

On January 25, 2023, the Company’s senior secured credit agreement was amended, which, among other things, replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark rate applicable to each of its senior secured tranche B-3 term loan facility and the senior secured revolving credit facility (see note 15 - Long-term Debt). The Company also amended its interest rate swap agreement to change its reference rate from LIBOR to SOFR (see note 24 - Derivatives and Hedging). The Company evaluated and applied optional expedients available under this guidance, as applicable, for such transactions and there was no material impact on the Company’s consolidated financial statements.
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
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changed how entities account for credit losses for most financial assets, including accounts receivable, and certain other instruments that are not measured at fair value through net income. The new guidance replaces the then existing incurred loss impairment model with an expected loss methodology, which results in a more timely recognition of credit losses. Following loss of Emerging

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Growth Company status in the fourth quarter of 2022, the Company adopted ASU 2016-13 on a prospective basis, effective January 1, 2022, and recognized a $3 million cumulative adjustment, net of taxes, in accumulated deficit. By applying ASU 2016-13 at the adoption date, the presentation of credit losses for periods prior to January 1, 2022 remained unchanged. See note 5 – Allowance for Expected Credit Losses for additional information.
Income Taxes
In December 2020, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes” that amends the guidance to simplify accounting for income taxes, including elimination of certain exceptions in current guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments (changes from a subsidiary to equity method investments and vice versa), etc. The Company adopted this guidance on January 1, 2022, and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.
Disclosures about Government Assistance
In November 2021, the FASB issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance” which provides for disclosures by business entities about government assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the nature and types of transactions, (2) the accounting for the transactions and (3) the effect of the transactions on an entity’s financial statements. The Company adopted this guidance on January 1, 2022, and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.
Accounting Pronouncements – Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands the segment reporting disclosures and primarily requires disclosures on (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and are included within each reported measure of segment operating results, (ii) the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items and (iii) CODM’s title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The update also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. While the update will require additional disclosures related to the Company’s segment, it is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The update primarily requires the Company to provide (i) further disaggregation for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes and (ii) annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The update is to be applied on a prospective basis, although optional retrospective application is permitted. While the update will require additional disclosures related to the Company’s income taxes, it is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

(3)Revenue from Contracts with Customers
The Company disaggregates revenue based on (i) Travel Revenues which include all revenue relating to servicing a transaction, which can be air, hotel, car rental, rail or other travel-related booking or reservation and (ii) Products and

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Professional Services Revenues which include all revenue relating to using the Company’s platform, products and value-added services. The following table presents the Company’s disaggregated revenue by nature of service. Sales and usage-based taxes are excluded from revenue.

	Year ended December 31,
(in $ millions)	2023	2022	2021
Travel revenue	$1,827	$1,444	$446
Products and professional services revenue	463	407	317
Total revenue	$2,290	$1,851	$763
Payments from customers are generally received within 30-60 days of invoicing or from their contractual date agreed under the terms of contract. The Company evaluates collectability of accounts receivable based on a combination of factors and records expected credit losses as described further in note 5 - Allowances for Expected Credit Losses.
Contract Balances
Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.
The opening and closing balances of the Company’s accounts receivable, net, contract assets and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)

Balance as of December 31, 2023	$725	$9	$19
Balance as of December 31, 2022	$752	$19	$19

Accounts receivables, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the year ended December 31, 2023, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $16 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2022.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected contract term of one year or less. The Company did not have any material transaction price allocated to performance obligations under the contracts over one year that remain unsatisfied as at December 31, 2023.
(4)Income Taxes
As discussed in note 1 – Business Description and Basis of Presentation, GBTG, a Delaware corporation and U.S. tax resident, entered into a series of transactions that eliminated the Up-C Structure on July 10, 2023, and resulted in GBTG acquiring full economic ownership of GBT JerseyCo. GBT JerseyCo’s U.S. tax partnership status was terminated as a result of the Corporate Simplification, and it is now classified as a single member LLC.

Prior to the Corporate Simplification, GBTG owned approximately 16% of GBT JerseyCo and, as a U.S. tax resident shareholder, recognized certain deferred tax assets and liabilities in respect of its proportionate interest in GBT JerseyCo. As a direct result of the Corporate Simplification, 100% of GBT JerseyCo's deferred tax assets and liabilities now flow through to GBTG, in proportion to its increased economic ownership of GBT JerseyCo. These deferred tax items

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
relate primarily to temporary differences arising in GBTG's foreign branches and anticipated future U.S. taxes on branch income which will bear reduced foreign tax credits until the foreign branches NOL carryforwards, which will shield local taxation, but not U.S. taxation, are fully utilized.

The net deferred tax impact of the increased ownership and the partnership termination is estimated as a net deferred tax liability of $76 million with a corresponding charge against equity as the entire amount arose as a direct consequence of the Corporate Simplification. The Company expects to finalize the tax impact in the first half of fiscal year 2024 when the partnership's final tax return is completed.
The following table summarizes the Company’s U.S., U.K. and other jurisdictions loss before income taxes and share of losses from equity method investments. The Company has opted for this disclosure due to the jurisdictional change in its reporting and “domestic” entity from U.K. to U.S. following the Business Combination in May 2022. The U.S. includes GBTG and its subsidiaries that are U.S. tax resident, U.K. includes GBT Jersey Co. and its subsidiaries that are U.K. tax resident and other includes all other jurisdictions:

	Year ended December 31,
(in $ millions)	2023	2022	2021
U.S.	$(37)	$(129)	$(32)
U.K.	(57)	(95)	(441)
Other	(51)	(63)	(180)
Loss before income taxes and share of losses from equity method investments	$(145)	$(287)	$(653)
The components of benefit from income taxes consist of the following:

	Year ended December 31,
(in $ millions)	2023	2022	2021
Current taxes:
U.S.	$(14)	$—	$4
U.K.	—	(1)	1
Other	(7)	(3)	3
Current income tax (expense) benefit	(21)	(4)	8
Deferred taxes:
U.S.	34	35	22
U.K.	—	28	132
Other	(4)	2	24
Deferred tax benefit	30	65	178
Benefit from income taxes	$9	$61	$186

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a reconciliation of the U.S. statutory tax rate of 21% for the years ended December 31, 2023 and 2022 and the U.K. statutory tax rate of 19% for the year ended December 31, 2021 to the Company’s effective income tax rate for the respective years.

	Year ended December 31,
(in $ millions, except percentages)	2023	2022	2021
Statutory tax rate	21.00%	21.00%	19.00%
Tax benefit at statutory tax rate	$31	$60	$124
Changes in taxes resulting from:
Impact of Up-C structure/ Foreign branch accounting	7	(4)	—
Income not subject to tax	4	4	—
Expenses not deductible for tax	(10)	(16)	(14)
Minimum taxes	(4)	—	—
Local, state, and withholding taxes	(5)	7	2
Change in valuation allowance	(17)	(11)	(17)
Change in enacted tax rates	—	—	35
Rate differential in the United Kingdom	—	6	24
Foreign tax rate differential	3	1	14
Return to provision adjustment	1	13	11
Tax settlement and uncertain tax positions	—	3	6
Other	(1)	(2)	1
Benefit from income taxes	$9	$61	$186
Effective tax rate	6.32%	21.26%	28.39%

The Company’s effective tax rate for the year ended December 31, 2023 was 6% and was lower than the statutory rate of 21% primarily due to changes in valuation allowances and expenses not deductible for taxes.

The Company’s effective tax rate for the years ended December 31, 2022 was broadly inline with respective statutory tax rate.
The effective tax rate during the year ended December 31, 2021 increased 9% compared to the statutory tax rate primarily due to the change in U.K.’s enacted tax rates from 19% to 25%, in the second quarter of 2021, and which became effective from April 2023. This change in enacted tax rates resulted in $59 million of deferred tax benefit during the year ended December 31, 2021, including $35 million due to remeasurement of the Company’s opening deferred tax assets and liabilities.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
(in $ millions)	2023	2022
Deferred tax assets:
Outside basis investment in partnership	$—	$25
Net operating loss carryforwards	396	392
Pension liability	79	38
Interest expense deduction restriction	61	45
Operating lease liabilities	25	20
Stock compensation	28	15
Property and equipment	17	12
Accrued liabilities	26	12
Goodwill	180	117
Other intangible assets	70	—
Other	3	8
Valuation allowance	(146)	(124)
Deferred tax assets	739	560
Netted against deferred tax liabilities	(458)	(227)
Deferred tax assets as presented in the consolidated balance sheets	$281	$333
Deferred tax liabilities:
Foregone foreign branch/partnership deferred tax credits	$(299)	$(43)
Other intangible assets	(136)	(175)
Operating lease ROU assets	(18)	(15)
Property and equipment	(1)	(10)
Goodwill	(4)	(4)
Other	(5)	(4)
Deferred tax liabilities	(463)	(251)
Netted against deferred tax assets	458	227
Deferred tax liabilities as presented in the consolidated balance sheets	$(5)	$(24)
As a result of the Business Combination in May 2022, GBTG recorded a deferred tax asset of $25 million in respect the cost of its acquisition of its equity interest in GBT JerseyCo i.e. “outside basis investment in partnership”, and a deferred tax liability of $43 million on its share of the profits of GBT JerseyCo consolidated results but without the tax shield arising from GBT JerseyCo’s NOLs i.e. “Foregone partnership deferred tax credits”.
The termination of the partnership for U.S. federal income tax purposes impacted the following deferred tax items: (i) the $25 million deferred tax asset held by GBTG related to the difference in its equity method investment in GBT JerseyCo and its U.S. tax basis in that investment was no longer required to be recognized, (ii) deferred tax assets with a 15-year tax recovery life relating to goodwill and other intangible assets were recognized in respect of GBTG’s inheritance of outside basis differences of its former partners in GBT JerseyCo with the total amount remaining as of December 31, 2023 of $155 million and (iii) the deferred tax liability, with the total amount as of December 31, 2023 of $299 million, on GBTG’s share of the future profits of GBT JerseyCo consolidated results that would not be shielded by foreign tax credits because of GBT JerseyCo’s NOLs i.e. “Foregone foreign branch/partnership deferred tax credits” increased in proportion to its new economic ownership of 100%, along with the respective deferred tax balances on its foreign branches.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2022, the Company completed its assessment of deferred taxes in relation to the Egencia acquisition and recognized a deferred tax assets of $124 million, primarily related to Egencia goodwill (see note 9 – Business Acquisitions – Acquisition of Egencia).
The Company recognizes deferred taxes on the undistributed earnings of foreign subsidiaries, as these earnings are not deemed to be indefinitely reinvested. Foreign deferred taxes liabilities of approximately $3 million and $3 million as of December 31, 2023, and 2022 , respectively, have been provided on these earnings.
The Company has net operating loss (“NOL”) carryforwards related to its global operations of approximately $1,968 million, of which $1,916 million have an indefinite life. The remaining NOL carryforwards will expire as follows:

(in $ millions)	Amount
2024-2028	$22
2029-2033	21
2034-2043	9
As of December 31, 2023 and 2022 , the Company had valuation allowance on its deferred tax assets of $146 million and $124 million, respectively, that is related primarily to unrealized NOLs. As of December 31, 2023, a valuation allowance has been created against deferred tax assets relating to approximately $480 million of the total gross losses, where the Company believes it is less likely that it will be able to utilize these assets in the future. For the deferred tax assets related to remaining NOLs against which there is no valuation allowance, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.
Many jurisdictions are introducing or have recently introduced tax legislation that aims to restrict the tax deduction of expenditure in certain circumstances and to impose minimum taxation in an attempt to raise taxes (e.g. OECD’s Base Erosion and Profit Shifting ("BEPS") measures and the recently enacted U.S. Inflation Reduction Act ("IRA")). The Company does not expect a material impact from the implementation of this legislation but continues to monitor and assess any future impacts.
As of December 31, 2023 and 2022, the Company has accrued for a tax liability of $11 million and $4 million, respectively, associated with uncertain tax positions, including interest and penalties thereon, arising from differences between amounts recorded in the consolidated financial statements and amounts expected to be included in tax returns. The majority of uncertain tax positions are under discussions with tax authorities and the Company does not believe that the outcome of current and future examinations will have a material impact on its consolidated financial statements. The movement of uncertain tax position liability is as follows:

	As of December 31,
(in $ millions)	2023	2022	2021
Balance, beginning of the year	$4	$7	$9
Increases to tax positions related to acquisitions	—	—	4
Increases to tax positions related to the current year	8	1	—
Decrease in tax positions related to prior years	(1)	—	(6)
Release due to expiry of statute of limitations	—	(4)	—
Balance, end of the year	$11	$4	$7
There were no settlements of uncertain tax position liability during any of the years presented. As of December 31, 2023, the Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. There were no material amounts of interest or penalty charged (credited) to the Company’s consolidated statements of operations for any of the years ended December 31, 2023, 2022 and 2021, and there was no material interest and/or penalties accrued as of December 31, 2023 and 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to taxation in various countries in which the Company operates. As of December 31, 2023, tax years for 2015 through 2023 are open to examination by the tax authorities in the major tax jurisdictions, mainly in the U.S. and U.K. primarily due to loss carryback claims.
(5)Allowances for Expected Credit Losses
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
The movement in Company’s allowance for credit losses for the years ended December 31, 2023 and 2022, is set out below:

(in $ millions)	Amount
Balance as of December 31, 2021	$4
Cumulative effect of adjustment upon adoption of ASC 326	4
Provision for expected credit losses during the year	19
Write-offs	(4)
Balance as of December 31, 2022	$23
Provision for expected credit losses during the year	9
Write-offs	(22)
Foreign exchange	2
Balance as of December 31, 2023	$12

(6)Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

	As of December 31,
(in $ millions)	2023	2022
Prepaid technology costs	$36	$30
Prepaid travel expenses	13	13
Income tax receivable	12	26
Value added and similar taxes receivables	10	11
Other prepayments and receivables	45	50
Prepaid expenses and other current assets	$116	$130

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)Property and Equipment, Net
Property and equipment, net, consist of:

	As of December 31,
(in $ millions)	2023	2022
Capitalized software for internal use	$452	$365
Computer equipment	66	71
Leasehold improvements	62	49
Furniture, fixtures and other equipment	9	5
Capital projects in progress	1	5
	590	495
Less: accumulated depreciation and amortization	(358)	(277)
Property and equipment, net	$232	$218
As of December 31, 2023 and 2022, the Company had capital lease assets of $11 million and $6 million, respectively, with accumulated depreciation of $5 million and $3 million, respectively, included within computer equipment and furniture, fixtures and equipment.
Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $104 million, $89 million and $86 million, respectively. Depreciation and amortization include $71 million, $62 million and $52 million of amortization related to capitalized software for internal use for the years ended December 31, 2023, 2022 and 2021, respectively.
There were no material gain or loss on disposal of property and equipment recorded within each of the three years ended December 31, 2023.
(8)Reverse Recapitalization

Pursuant to the Business Combination Agreement, among other things, (i) GBTG acquired 100% voting interest and an approximately 13% equity interest in GBT JerseyCo, (ii) GBT JerseyCo became jointly-owned by GBTG and Continuing JerseyCo Owners and (iii) GBT JerseyCo served as the operating partnership as part of an Up-C structure. The Up-C structure was, however, terminated in July 2023 (see note 1- Business Description and Basis of Presentation).

On December 2, 2021, concurrent with the execution of the Business Combination Agreement, GBTG also entered into subscription agreements with certain private investors (“PIPE Investors”), pursuant to which the PIPE Investors collectively agreed to subscribe for 33.5 million shares of Class A Common Stock for an aggregate purchase price equal to $335 million (the “PIPE Investment”), including $2 million subscribed by entities related to APSG. The PIPE Investment was consummated concurrently with the closing of the Business Combination on May 27, 2022, generating proceeds of $323.5 million from the PIPE Investment. The gross proceeds received upon closing of the transaction was $365 million, which included $42 million of cash remaining, net of redemptions, from GBTG’s (formerly APSG) initial public offering.

The Business Combination was treated as a reverse recapitalization transaction whereby GBT JerseyCo was considered the accounting acquirer in the transaction and the predecessor entity of GBTG. GBT JerseyCo recognized the carrying value of the net assets of GBTG as an equity contribution with no incremental goodwill or intangible assets recognized.

In connection with the consummation of the Business Combination/immediately upon the Business Combination, the following occurred:

•GBTG held all of the GBT JerseyCo A Ordinary Shares – which carry both voting and economic interest rights. The Continuing JerseyCo Owners held all of the GBT JerseyCo B Ordinary Shares – which carry no voting rights, but only economic rights.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The Continuing JerseyCo Owners held Class B Common Stock, in equal number as their shares in GBT JerseyCo, which carried nominal economic rights (limited to the right to receive up to the par value in the event of a liquidation, dissolution or winding up of GBTG) and full voting rights.

•GBTG’s issued and outstanding Class A Common Stock, which was equal in number to the number of GBT JerseyCo A Ordinary Shares, was held by public and the PIPE Investors.

•GBT JerseyCo's stock options were converted into GBTG's stock options and equity compensation plans, generally with no change in any terms and conditions of grant/vesting/exercise. In a separate transaction in January 2023, certain GBTG stock options were cancelled and/or exercised and new RSUs granted to the participants under an exchange offer.

•The Continuing JerseyCo Owners and holders of GBT JerseyCo’s stock options were granted C ordinary shares of GBT JerseyCo that have no voting or economic interest and would have originally converted either to (i) Class B Common Stock and GBT JerseyCo’s B Ordinary Shares (for Continuing JerseyCo Owners) or (ii) Class A Common Stock (for GBT JerseyCo’s stock option holders) upon Class A Common Stock meeting certain price thresholds over a certain period of time. Following Corporate Simplification transaction in July 2023, the C ordinary shares are now convertible to shares of Class A Common Stock. Further, certain of Class A Common Stock are subject to forfeitures and surrender/cancellations for no consideration if the Class A Common Stock does not meet certain price thresholds over a certain period of time. All such shares are referred to as (“earnout shares”).

•The outstanding warrants of APSG converted to those of GBTG on the same terms and conditions as existed prior to the closing of the Business Combination Agreement. In a separate transaction in October 2022, these warrants were exchanged for shares of Class A Common Stock (see note 19 – Warrants).

•All of the Business Combination transaction costs were paid out from the proceeds of the PIPE Investments or cash invested by GBTG in GBT JerseyCo or by GBT JerseyCo.

•GBT JerseyCo repaid all of its outstanding amounts of preferred shares including dividends accrued thereon from the proceeds of the Business Combination.

•GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into an Exchange Agreement (as subsequently amended from time to time, the “Exchange Agreement”) which provided a right to the Continuing JerseyCo Owners to exchange their GBT JerseyCo B Ordinary Shares for shares of Class A Common Stock on a one-for-one basis, with surrender and cancellation of Class B Common Stock held by them in GBTG. The Exchange Agreement also provided GBTG with the right to elect that such exchange be effected by the Continuing JerseyCo Owners (or certain permitted transferees thereof) transferring their GBT JerseyCo B Ordinary Shares and Class B Common Stock to the Company in exchange for the issuance by GBTG to such Continuing JerseyCo Owners of shares of Class A Common Stock (a “direct exchange”). In a separate transaction on July 10, 2023, the Continuing JerseyCo Owners exercised such rights under the Exchange Agreement with respect to all of their GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock and GBTG elected to effect the exchange as a direct exchange (see note 1 - Business Description and Basis of Presentation).

At the time of the closing of the Business Combination Agreement, there were 56,945,033 shares of Class A Common Stock and 394,448,481 shares of Class B Common Stock that were outstanding. The number of shares of Class B Common Stock outstanding corresponded to the number of GBT JerseyCo B Ordinary Shares held by Continuing JerseyCo Owners which represented the non-controlling ownership interests in the Company.

Concurrently with the closing of the Business Combination Agreement, the Company entered into certain other related agreements which are discussed further in note 22 – Shareholders’ Equity and note 26 – Related Party Transactions.
(9)Business Acquisitions
There was no business acquisition during the years ended December 31, 2023 and 2022. During 2021, the Company made two business acquisitions as discussed below:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of Ovation
On January 21, 2021, the Company, through its wholly-owned subsidiary, GBT US LLC, acquired all of the outstanding shares of Ovation Travel, LLC, (along with its subsidiaries, “Ovation”) for a total cash purchase consideration of $57 million (including approximately $4 million of deferred consideration), net of cash acquired. Further, the Company incurred $3 million in acquisition related costs which was expensed as incurred. During the year ended December 31, 2022, the Company paid the deferred consideration of $4 million as the conditions for deferred consideration were satisfied during the period. The terms of the acquisition further included contingent consideration of approximately $4 million that was subject to the continued employment of certain Ovation employees for a specified duration of employment as set out under the business purchase agreement. The Company accrued for this expense as compensation expense, which was paid during the year ended December 31, 2022.
The amount of revenue and net loss of Ovation since the acquisition date included in the consolidated statements of operations for the year ended December 31 2021 was $23 million and $16 million, respectively. Assuming an acquisition date of January 1, 2021, the unaudited pro forma revenue and net loss of the Company for the year ended December 31, 2021 would not have been materially different to the amount of revenue and net loss presented in the consolidated statements of operations.
Acquisition of Egencia
On November 1, 2021, the Company completed its acquisition of Egencia from an affiliate of Expedia, Inc., EG Corporate Travel Holdings LLC (“Expedia”). As purchase consideration for this acquisition, the Company initially issued 8,413,972 non-voting ordinary shares, fair value of which was determined to be $816 million.
During the second quarter of 2022, the Company finalized the net debt and working capital adjustments related to the Egencia acquisition, which resulted in an adjustment of $6 million payable by GBT JerseyCo and in relation to which it issued additional 59,111 non-voting ordinary shares to Expedia. Further, the Company obtained additional information and completed its purchase price allocation during the third quarter of 2022. As a result, the Company recognized an additional $124 million of deferred tax assets (primarily related to goodwill that was determined to be tax deductible) and adjusted its preliminary goodwill balance. Furthermore, during 2022, the Company recognized a $19 million charge in its statement of operations associated with a loss contingency as it became probable that the Company will pay the amount for a contingent event that existed as of the Egencia acquisition date.
The Company incurred $15 million in acquisition related costs which were expensed in the period as incurred and is included in general and administrative expenses in the Company’s consolidated statements of operations, with $13 million recognized during the year ended December 31, 2021.
The amount of revenue and net loss of the Egencia business since the acquisition date included in the consolidated statements of operations for the period ended December 31, 2021 was $33 million and $26 million, respectively. Assuming an acquisition date of January 1, 2021 (i) the unaudited pro forma revenue and net loss of the Company for the year ended December 31, 2021 would have been $889 million and $701 million, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)Goodwill and Other Intangible Assets, Net
The following table sets forth changes in goodwill during the years ended December 31, 2023 and 2022:

(in $ millions)	Amount
Balance as of December 31, 2021	$1,358
Egencia acquisition adjustments	(118)
Currency translation adjustments	(52)
Balance as of December 31, 2022	1,188
Currency translation adjustments	24
Balance as of December 31, 2023	$1,212
There were no goodwill impairment losses recorded for the years ended December 31, 2023, 2022 and 2021 and there are no accumulated goodwill impairment losses as of December 31, 2023.
The following table sets forth the Company’s other intangible assets with definite lives as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
(in $ millions)
Trademarks/trade names	$114	$(73)	$41	$116	$(69)	$47
Business client relationships	801	(305)	496	788	(240)	548
Supplier relationship	254	(239)	15	253	(213)	40
Travel partner network	4	(4)	—	4	(3)	1
Other intangible assets, net	$1,173	$(621)	$552	$1,161	$(525)	$636
Amortization expense relating to definite-lived intangible assets was $90 million, $93 million and $67 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the estimated amortization expense relating to definite-live intangible assets, assuming no subsequent impairment of the underlying assets, for each of the five succeeding years and periods thereafter is as follows:

(in $ millions)	Amount
2024	$71
2025	50
2026	49
2027	48
2028	48
Thereafter	286
Total	$552
(11)Leases
The Company has operating leases in various countries primarily for office facilities and finance leases primarily for information technology equipment and vehicles.
As of December 31, 2023, the Company’s leases generally do not contain any material residual value guarantees or material restrictive covenants. The depreciable life of lease ROU assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The operating lease cost, including short term leases, recognized in the consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021 was $31 million, $26 million and $28 million, respectively. Short term lease cost is $5 million, $5 million and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The operating lease costs relate primarily to leases of office facilities.
The finance lease amounts recognized in the consolidated statements of operations relating to amortization of ROU assets and interest on finance lease obligations was $2 million, $1 million and $2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table sets out supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in $ millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities related to operating leases	$30	$30	$30
Cash used in financing activities related to finance leases	$2	$2	$2

ROU assets obtained in exchange for lease obligations:
Operating lease	$10	$21	$9
Finance lease	$2	$1	$—

Additions to ROU assets on account of business acquisitions
Operating lease	$—	$—	$20
The following table sets out supplemental other information related to leases:

	2023	2022	2021
Weighted average remaining lease term:
Operating leases	5.9 years	6.2 years	5.4 years
Finance leases	2.3 years	1.2 years	1.7 years

Weighted average discount rate:
Operating lease	9.03%	8.42%	7.15%
Finance lease	9.66%	5.08%	3.56%
During the year ended December 31, 2023, the Company undertook an initiative to consolidate and rationalize its office facilities at different geographical locations. The Company applied lease reassessment and modification guidance and evaluated the ROU assets for potential impairment. Where the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company accelerates the amortization of operating lease ROU asset and related leasehold improvements at those premises. Accelerated amortization is recognized from the date that the Company approves the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date.

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

For the year ended December 31, 2023, the Company recorded $7 million as accelerated amortization of operating lease ROU asset. There was no impairment or accelerated amortization of operating lease ROU asset recorded during the

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
year ended December 31, 2022 and an impairment of $1 million of operating lease ROU asset that was recorded during the year ended December 31, 2021.
The following table sets out the undiscounted future payments for operating lease liabilities as of December 31, 2023. For the undiscounted future payments for finance lease liabilities see note 15 - Long-term Debt.

(in $ millions)	Amount
2024	$23
2025	18
2026	14
2027	10
2028	6
Thereafter	24
Total	95
Less: Interest cost included	(23)
Total lease liabilities	72
Less: Current portion of lease liabilities	(17)
Long-term portion of lease liabilities	$55
(12)Other Non-Current Assets
Other non-current assets consist of:

	As of December 31,
(in $ millions)	2023	2022
Cloud computing arrangements	$24	$11
Restricted cash	13	13
Derivative asset	7	10
Other assets	6	13
Other non-current assets	$50	$47
(13)Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

	As of December 31,
(in $ millions)	2023	2022
Accrued payroll and related costs	$184	$196
Accrued operating expenses	160	147
Client deposits	53	56
Accrued restructuring costs (see note 14)	30	11
Deferred revenue	19	19
Value added and similar taxes payable	12	9
Other payables	8	14
Accrued expenses and other current liabilities	$466	$452

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14)Restructuring, Exit and Related Charges
Employee Severance Costs

On January 24, 2023, the Company announced changes to its internal operating model. The Company has fully accrued for the costs of approximately $35 million associated with implementing these changes, substantially all of which represent cash expenditures for the payment of severance and related benefits costs resulting from a reduction in workforce. This strategic realignment and related actions are substantially completed as at December 31, 2023.

From time-to-time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency. During the year ended December 31, 2023, the Company decided to exit from certain operations and / or regions and, as a result, has incurred costs mainly related to employee severance of $4 million which is included within restructuring charges in the consolidated statement of operations.
Facilities Consolidation and Rationalization

During the year ended December 31, 2023, the Company undertook an initiative to consolidate and rationalize its office facilities at different geographical locations. See note 11 - Leases for further discussion.
The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the years ended December 31, 2023, 2022 and 2021:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Facility - Lease Related	Total
Balance as of December 31, 2020	$94	$3	$—	$97
Accruals	13	—	1	14
Acquired on acquisition	30	—	—	30
Reclassification	(4)	4	—	—
Non-cash	—	—	(1)	(1)
Cash settled	(69)	(2)	—	(71)
Balance as of December 31, 2021	64	5	—	69
Reversal of accruals	(1)	(2)	—	(3)
Cash settled	(55)	—	—	(55)
Balance as of December 31, 2022	8	3	—	11
Accruals	39	3	10	52
Non-cash	—	—	(10)	(10)
Cash settled	(21)	(2)	—	(23)
Balance as of December 31, 2023	$26	$4	$—	$30

For the year ended December 31, 2023, facility - lease related charges consist of (i) accelerated amortization of operating lease ROU assets of $7 million that is included within general and administrative expense and (ii) accelerated amortization of leasehold improvements of $3 million that is included within depreciation and amortization expense, in the consolidated statements of operations. For the year ended December 31, 2021, facility - lease related charges consist of impairment of operating lease ROU asset of $1 million.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

	As of December 31,
(in $ millions)	2023	2022
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025)	$237	$239
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026)	135	—
Principal amount of senior secured revolving credit facility (Maturity – September 2026)	—	—
Other borrowings	6	—
	1,378	1,239
Less: Unamortized debt discount and debt issuance costs	(16)	(17)
Total debt, net of unamortized debt discount and debt issuance costs	1,362	1,222
Less: Current portion of long-term debt	(7)	(3)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,355	$1,219
The Company’s senior secured credit agreement, dated as of August 13, 2018, is comprised of (i) a principal amount of $250 million senior secured initial term loan facility for general corporate purposes, fully drawn on the closing date, issued at a discount of 0.25% and which requires quarterly installments payable of 0.25% of the principal amount and (ii) a $50 million senior secured revolving credit facility for general corporate purposes. As of December 31, 2023 and 2022, (i) interest on initial term loans was based on synthetic LIBOR plus 2.50% and LIBOR plus 2.50%, respectively, and (ii) interest on the revolving credit facility was based on SOFR + 0.10% or "Adjusted SOFR" plus 5.50% (with Adjusted SOFR floor of 1%) and LIBOR plus 2.25%, respectively.
On September 4, 2020, a new $400 million principal amount of senior secured tranche B-1 incremental term loan facility was obtained for general corporate purposes under the senior secured credit agreement, which was drawn in full on that date. On January 20, 2021, the senior secured credit agreement was further amended to, among other things, establish a new $200 million principal amount of senior secured tranche B-2 delayed-draw incremental term loan facility, with $50 million of loans thereunder permitted to be borrowed in each quarter in 2021, subject to certain conditions. During the year ended December 31, 2021, $50 million of principal amount of loans were borrowed under the senior secured tranche B-2 term loan facility in each of the first three quarters of 2021 (aggregate of $150 million during such year).
On December 2, 2021, GBT Group Services B.V., a wholly-owned subsidiary of GBTG (the "Borrower") obtained commitments for $1,000 million principal amount of senior secured tranche B-3 term loan facilities. Effective as of December 16, 2021, the Company amended its senior secured credit agreement to, among other things, (i) establish the senior secured tranche B-3 term loan facilities under the senior secured credit agreement and (ii) amend certain covenants and certain other terms of the senior secured credit agreement. Initial borrowings in a principal amount of $800 million were funded on such date under the senior secured tranche B-3 term loan facilities. The Company borrowed the remaining $200 million of principal amount of senior secured tranche B-3 term loans in the second quarter of 2022. The senior secured tranche B-3 term loan facilities (i) mature on December 16, 2026 and (ii) do not have any scheduled amortization payments prior to maturity (however, certain mandatory prepayment provisions in the senior secured credit agreement apply to such facilities, as described below). Loans outstanding under the senior secured tranche B-3 term loan facilities accrued interest at a variable interest rate based on either LIBOR (subject to a 1.00% LIBOR floor) or the “base rate” (as defined in the senior secured credit agreement), plus an applicable margin. The applicable margin for loans under the senior secured tranche B-3 term loan facilities was initially 6.50% per annum for LIBOR loans and 5.50% per annum for base rate loans and, commencing with the test period ended December 31, 2022, varied with the total leverage ratio (calculated in a manner set forth in the senior secured credit agreement), ranging from 5.00% to 6.50% per annum for LIBOR loans and 4.00% to 5.50% per annum for base rate loans. Further, the Borrower paid $15 million of upfront fees for the commitments of the lenders under the senior secured tranche B-3 term loan facilities. The Borrower also paid a fee of 3.00% per annum on the actual daily unused commitments until the date such commitments were not drawn down. Voluntary prepayments

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and debt incurrence-related mandatory prepayments of the senior secured tranche B-3 term loans are subject to the prepayment premiums as set forth in the senior secured credit agreement. On December 16, 2021, a portion of the proceeds from the initial borrowings under the senior secured tranche B-3 term loan facilities was applied to refinance and repay in full the outstanding principal amount of senior secured tranche B-1 and tranche B-2 term loans, together with applicable prepayment premiums and accrued and outstanding interest thereon as of the date of repayment, resulting in loss on early extinguishment of debt of $49 million. Following such repayments, the senior secured tranche B-1 and tranche B-2 facility were terminated. The balance of the proceeds from senior secured tranche B-3 term loan facility were used for transaction fees and costs and other general corporate purposes.
On January 25, 2023, the senior secured credit agreement was amended to provide for additional term loans, for general corporate purposes, in an aggregate principal amount equal to $135 million (the “tranche B-4 term loans”). The tranche B-4 term loans have substantially the same terms as the existing loans under the senior secured credit agreement’s tranche B-3 term loan facility. The tranche B-4 term loans (i) mature on December 16, 2026, (ii) are issued at a discount of approximately 3%, and (iii) are to be repaid in full on the maturity date. The amendment further replaced LIBOR with SOFR as the benchmark rate applicable to each of the senior secured tranche B-3 term loan facility and the senior secured revolving credit facility and increased the applicable interest rate margins under such facilities. The tranche B-4 term loans and the existing loans under the senior secured tranche B-3 term loan facility accrue interest at a variable interest rate based on Adjusted SOFR, plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the senior secured revolving credit facility will accrue interest at a variable interest rate based on Adjusted SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. Adjusted SOFR floor of 1.00% applies to the tranche B-4 term loans and each of the senior secured tranche B-3 term loan facility and the senior secured revolving credit facility. As of December 31, 2023 and 2022, interest on tranche B-3 term loans was based on Adjusted SOFR plus 6.00% (with Adjusted SOFR floor of 1%) and LIBOR plus 6.50% (with a LIBOR floor of 1%), respectively. As of December 31, 2023, interest on tranche B-4 term loans was based on Adjusted SOFR plus 6.00% (with Adjusted SOFR floor of 1%).

The above amendment also extended the maturity of the senior secured revolving credit facility from August 2023 to September 2026, subject to a springing maturity provision. The senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025.

During each of the years ended December 31, 2023, 2022 and 2021, the Company repaid the contractual quarterly installment of $3 million of the principal amount of senior secured initial term loans.
At the option of the Borrower, upon prior written notice, amounts borrowed under one or more of the senior secured credit facilities (as selected by the Borrower) may be voluntarily prepaid, and/or unused commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than (i) any applicable prepayment premium required to be paid pursuant to the senior secured credit agreement, and (ii) customary breakage costs in connection with certain prepayments of loans bearing interest at a rate based on LIBOR/SOFR). Subject to certain exceptions set forth in the senior secured credit agreement, the Borrower is required to prepay the senior secured term loans with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (as defined in the senior secured credit agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness and (iv) other than in connection with the consummation of the business combination pursuant to the Business Combination Agreement, 50% of the net cash proceeds from the consummation of any initial public offering (or similar transaction) of the common stock of GBT UK TopCo Limited, a wholly-owned indirect subsidiary of GBTG (or a parent entity thereof). The Company has determined that for the year ended December 31, 2023, it is neither required to make an excess cash flow payment in 2024 nor any payment is required under the mandatory prepayment clauses of the senior secured credit agreement.
The senior secured revolving credit facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility are subject to customary borrowing conditions. The Borrower is required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of December 31, 2023, the Company had utilized $7 million for letters of credit and had the balance of $43 million that remained undrawn under the senior secured revolving credit facility. As of December 31, 2022, no borrowings or letters of credit were outstanding under the senior secured revolving credit facility.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest on the senior secured credit facilities is payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans for the years ended December 31, 2023, 2022 and 2021 was approximately 11.5%, 8.2%, and 7.0%.
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
The senior secured credit agreement also contains an additional financial covenant applicable solely to the senior secured revolving credit facility. After giving effect to the January 2023 amendment described above, such financial covenant requires the first lien net leverage ratio (calculated in a manner set forth under the senior secured credit agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeds 35% of the aggregate principal amount of the senior secured revolving credit facility. The senior secured credit agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the senior secured credit agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply as of December 31, 2023.
As of December 31, 2023, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the senior secured credit agreement.
Events of Default
The senior secured credit agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the senior secured credit agreement or other enforcement actions customary for facilities of this type. As of December 31, 2023, no event of default existed under the senior secured credit agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of Debt Discount and Debt Issuance Costs
The debt discount and debt issuance costs are amortized over the term of the related debt into earnings as part of the interest expense in the consolidated statements of operations. The changes in total unamortized debt discount and debt issuance costs are summarized below:

	As of December 31,
(in $ millions)	2023	2022	2021
Beginning balance	$17	$19	$19
Capitalized during the year	5	3	18
Amortized/written-off during the year	(6)	(5)	(18)
Closing balance	$16	$17	$19
During the year ended December 31, 2021, the Company wrote-off $13 million of unamortized debt discount and debt issuance costs as loss on extinguishment of debt upon the early repayment of outstanding principal amounts of senior secured tranche B-1 and tranche B-2 term loans as discussed above.
Debt Maturities
Aggregate maturities of debt as of December 31, 2023 are as follows:

(in $ millions)	Term Loans	Other Borrowings	Total
Year ending December 31,
2024	$3	$4	$7
2025	234	2	236
2026	1,135	—	1,135
	1,372	6	1,378
Less: Unamortized debt discount and debt issuance costs	(16)	—	(16)
Long-term debt, net of unamortized debt discount and debt issuance costs	$1,356	$6	$1,362
(16)Employee Benefit Plans
Defined Contribution Plan
The Company sponsors several country-specific defined contribution savings plans, which are tax qualified defined contribution plans that allow tax deferred savings by eligible employees to provide funds for their retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s contributions for these plans were $31 million, $31 million and $20 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in defined contribution costs in 2022 was primarily due to the increased number of employees due to the Egencia acquisition.
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
As of December 31, 2023 and 2022, the aggregate projected benefit obligations of these plans were $631 million and $570 million, respectively, and the aggregate accumulated benefit obligation of these plans were $614 million and $556 million, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a December 31 measurement date each year to determine its defined benefit pension obligations. For such plans, the following tables provide a statement of funded status as of December 31, 2023 and 2022 and summaries of the changes in the defined benefit obligation and fair value of plan assets for the years then ended:

	As of December 31,
(in $ millions)	2023	2022
Changes in benefit obligation:
Benefit obligation, beginning of year	$570	$1,001
Service cost	4	5
Interest cost	26	16
Plan participants’ contribution	1	1
Actuarial loss (gain), net	24	(339)
Benefit paid	(20)	(18)
Curtailments and settlements	(5)	(3)
Expenses paid from assets	(1)	(1)
Currency translation adjustment	32	(92)
Benefit obligation, end of year	$631	$570
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$425	$670
Employer contributions	29	32
Plan participants’ contributions	1	1
Benefits paid	(20)	(18)
Actual return on plan assets	(2)	(194)
Expenses paid from assets	(1)	(1)
Plan settlements	(5)	(3)
Currency translation adjustments	25	(62)
Fair value of plan assets, end of year	$452	$425
Unfunded status	$179	$145
The actuarial loss/(gain), net, of $24 million and $(339) million for the years ended December 31, 2023 and 2022, respectively, is primarily attributable to changes in the discount rate in the respective years.
The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic pension cost (benefit) is as follows:

	As of December 31,
(in $ millions)	2023	2022
Unrecognized net actuarial loss	$67	$20
Unrecognized prior service cost	2	2
Total	69	22
Deferred taxes	(6)	5
Amounts recognized in accumulated other comprehensive loss	$63	$27

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the components of net periodic pension cost (benefit) for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in $ millions)	2023	2022	2021
Service cost	$4	$5	$6
Interest cost	26	16	13
Expected return on plan assets	(20)	(26)	(25)
Amortization of actuarial (gain) loss	(2)	2	4
Curtailments and settlements	1	—	(1)
Net periodic pension cost (benefit)	$9	$(3)	$(3)
The weighted average assumptions used to determine the net periodic pension cost (benefit) and projected benefit obligation were as follows:

	Year ended December 31,
	2023	2022	2021
Net periodic pension cost (benefit):
Interest cost discount rate	4.5%	1.7%	1.2%
Expected long-term return on plan assets	4.9%	4.5%	4.4%
Rate of compensation increase	2.8%	3.1%	2.6%

Projected benefit obligation:
Discount rate	4.2%	4.5%
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
Investment objectives, policies and strategies are generally set by the independent custodians of the pension plans. The overall investment strategy for plan assets is to provide and maintain sufficient assets to fund pension payment obligations both as an ongoing business, as well as in the event of termination, at the lowest cost consistent with prudent investment management, actuarial circumstances and economic risk, while minimizing the earnings impact. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. Investment objectives have been established based on a comprehensive review of the capital markets and each underlying plan’s current and projected financial requirements. The assets and their investments and allocation strategy, is determined by the independent custodians of the pension plan assets with the assistance of independent diversified professional investment management organization. For U.K. plan, diversification is provided by using an asset allocation primarily between matching assets / liability-driven investments, or LDIs (combination of bonds and derivatives aimed at hedging against interest and inflation risks associated with pension liabilities) and return-seeking investments consisting of equity, debt, real estate and other funds in proportions expected to provide opportunities for reasonable long-term returns with acceptable levels of investment risk.

The Company's U.K. defined benefit pension plan is the largest of the Company's total consolidated defined benefit plans. Its trustees determine the investment strategy for the plan’s assets which is set with the objective of ensuring that the plan has sufficient assets to meet its obligations to pensioners. The trustees use a funding valuation methodology for their decision making with the help of external advisors. The asset allocation determined by the trustees consists of a number of LDIs and growth return-seeking assets. The return-seeking assets seek to narrow the deficit existing between value of assets and liabilities; the LDIs seek to have the asset portfolio match movements in the value of liabilities, to help reduce the risk of the funding deficit increasing. The U.K. scheme is currently approximately 70% hedged (meaning any

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
change in valuation of liabilities due to interest rate or inflation expectations is hedged up to approximately 70% by the change in the fair value of assets). To meet the current objective of hedging the risk of movement in liability, the scheme trustees have determined target allocation of 44% of scheme assets to LDIs and 56% to return-seeking investments and cash. Certain of the other defined pension plans in Europe invest fully in insurance contracts or collective pension foundation and do not have target assets allocations.
The table below sets out the fair value of pension plan assets as of December 31, 2023:

	As of December 31, 2023
(in $ millions)	Level 1	Level 2	Level 3	Total
Matching assets
Liability-driven investments	$—	$154	$—	$154
Return-seeking assets
Equity funds	—	32	51	83
Debt funds	—	30	6	36
Real estate funds	—	41	22	63
Other	—	14	39	53
Cash and cash equivalents	14	—	—	14
	$14	$271	$118	403
Other investments measured at NAV				49
Total fair value of plan assets				$452
The table below sets out the fair value of pension plan assets as of December 31, 2022:

	As of December 31, 2022
(in $ millions)	Level 1	Level 2	Level 3	Total
Matching assets
Liability-driven investments	$—	$129	$—	$129
Return-seeking assets
Equity funds	—	18	54	72
Debt funds	—	27	8	35
Real estate funds	—	44	19	63
Other	—	8	40	48
Cash and cash equivalents	33	—	—	33
	$33	$226	$121	380
Other investments measured at NAV				45
Total fair value of plan assets				$425

Equity, debt and real estate securities are primarily held in pooled investment funds that are valued based on the fair value provided by the fund administrator. Other investments primarily consist of investments in diversified funds. The Company has taken practical expedient for investments that are measured at fair value using the Net Asset Value (“NAV”) and has not classified them in the fair value hierarchy. Assets measured at NAV include investments in commingled funds that are comprised of equity and real estate investments. These commingled funds are not publicly traded, and therefore no publicly quoted market price is readily available. These are closed-ended funds without a redemption option. The fair value amounts presented in the “Other investments measured at NAV” are intended to permit reconciliation of the pension plan assets presented within the fair value hierarchy to the closing balance of total fair value of plan assets.
Annual contributions to the Company’s defined benefit pension plans are based on several factors that may vary from year to year. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit plan, tax laws or as per the contribution plan agreed with the trustees, plus such additional

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amounts as the Company determines to be appropriate. Past contributions are not always indicative of future contributions. Based on current assumptions, the Company expects to make $29 million in contributions to its defined benefit pension plans in 2024.
The Company expects the defined benefit pension plans to make the following estimated future benefit payments:

(in $ millions)	Amount
2024	$22
2025	24
2026	24
2027	25
2028	26
2029-2033	154
(17)Other non-current liabilities
Other non-current liabilities primarily include liabilities for client incentives payables and asset retirement obligations. Client incentive liabilities represent contractual upfront or commission payables to business clients and were $9 million and $19 million as of December 31, 2023 and 2022, respectively. Asset retirement obligations are mainly associated with closure, reclamation and removal costs for leasehold premises. The Company’s asset retirement obligations were approximately $14 million and $18 million as of December 31, 2023 and 2022, respectively. Estimated asset retirement obligation costs and settlement dates, which affect the carrying value of the liability and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligation.
(18)Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2023, the Company had approximately $239 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $101 million relates to the year ending December 31, 2024. These purchase commitments extend through 2031.
Guarantees
The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $25 million as of December 31, 2023. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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
(19)Warrants

On October 12, 2022, GBTG completed its exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding public and private warrants. At the time of the Exchange Offer, there were 39,451,067 warrants outstanding each having an exercise price of $11.50 per warrant. Holders of the warrants that were tendered prior to the expiration of the Exchange Offer and Consent Solicitation received 0.275 shares of Common

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock in exchange for each warrant tendered. GBTG issued 10,444,363 shares of Common Stock in exchange for the warrants tendered in the Exchange Offer. The Company also entered into the related amendment to the warrant agreement governing the warrants (the “Warrant Amendment”) and exercised its right under the Warrant Amendment to acquire and retire all remaining untendered warrants in exchange for shares of Common Stock at an exchange ratio of 0.2475 shares of Common Stock for each warrant (the “Mandatory Exchange”). The Mandatory Exchange was settled on October 31, 2022, and GBTG issued an additional 364,147 shares of Common Stock.

Subsequent to the completion of the Mandatory Exchange, there are no warrants outstanding as of December 31, 2022. Upon exchange of warrants for shares of Common Stock, the warrant liability of $59 million was extinguished and the amount credited to additional paid in capital.
(20)Earnout Derivative Liabilities
As part of the reverse recapitalization transaction, certain stockholders and employees are entitled to additional consideration in the form of approximately 15 million earnout shares of Common Stock to be issued when the price of the Common Stock achieves certain milestones within specified periods. These shares will be issued in tranches based on the following conditions:
(1)If the volume-weighted average share price (“VWAP”) of Common Stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary from May 27, 2022, then the Company is required to issue Common Stock to the holders with the contingent right to receive approximately 50% of the earnout shares. These earnout shares may instead be issued in the event of a change of control (as defined in the Business Combination Agreement) prior to the five-year anniversary of the Closing Date if the per share consideration in such transaction is at least $12.50.
(2)If the VWAP of the Common Stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary from May 27, 2022, then the Company is required to issue Common Stock to the holders with the contingent right to receive the remainder of the earnout shares. These earnout shares may instead be issued in the event of a change of control (as defined in the Business Combination Agreement) prior to the five-year anniversary of the Closing Date if the per share consideration in such transaction is at least $15.00.
Further, in connection with the Business Combination Agreement, approximately 8 million shares of Common Stock issued to APSG Sponsor, L.P. ("Sponsor Shares"), were deemed unvested and, in order to be considered as vested, were subject to similar triggering events of market share price thresholds as mentioned above (see note 22 - Shareholders' Equity). These shares are accounted for as earnout shares.
If the stock price thresholds mentioned above are not achieved during the five-year period from the reverse recapitalization date (assuming there is no change in control event), the earnout shares are forfeited for no additional consideration.
The earnout shares to employees are also linked to the vesting conditions of the GBTG stock options. As a result, the Company accounted for such earnout shares as stock-based compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”), and recognized stock compensation expense of $0 and $2 million during the years ended December 31, 2023 and 2022 in its consolidated statement of operations.
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

The fair value of the earnout shares is estimated using the Monte Carlo simulation of the stock prices based on its historical and implied market volatility along with that of a peer group of companies (see note 25 – Fair Value Measurements).
As of December 31, 2023, the fair value of the earnout shares liability was $77 million. The Company recognized a gain on the fair value change in earnout shares liability of $13 million and $10 million in its consolidated statement of operations for the years ended December 31, 2023 and December 31, 2022, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(21)Equity-Based Compensation
Management Incentive Plan
In May 2022, GBTG adopted the Global Business Travel Group, Inc. Management Incentive Plan (the “GBTG MIP”) which superseded the GBT JerseyCo Management Incentive Plan, as amended and restated from time to time with the last amendment being on December 2, 2021 (the “Legacy GBT MIP”). Further, all options granted under the Legacy GBT MIP (“GBT Legacy MIP Options”) that were outstanding at the closing of the Business Combination, whether vested or unvested, were converted into options to purchase shares of Common Stock under the terms and conditions of the GBTG MIP ("GBTG Options"). The outstanding GBT Legacy MIP Options were converted using the same exchange ratio as was used to convert the then-existing GBT JerseyCo shares to new classes of shares under the Business Combination. The exercise price of the GBT Legacy MIP Options was accordingly adjusted. Generally, the vesting and forfeiture terms of the GBTG Options continued to be the same as provided under the Legacy GBT MIP under which they were granted. Under the GBTG MIP, all unexercised GBTG Options, whether vested or unvested, expire on the tenth anniversary of their grant date, unless earlier cancelled, such as in connection with a termination of employment. GBTG Options generally vest ratably in annual installments over a three or five year vesting period (i.e. one-third annually for a three year vesting period or 20% annually over a five year vesting period). There are no performance conditions associated with the vesting of the GBTG Options. The exercise price of GBTG Options is the fair market value of the shares subject to the award, determined as of the date of grant.
In December 2022, the Company initiated an exchange offer which provided eligible participants with the opportunity to exchange certain outstanding GBTG Options for restricted share units (“RSUs”) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on the terms and conditions as set out in the exchange offer. The exchange offer also required mandatory exercise of in-the-money stock options granted prior to December 1, 2021, by individuals who participated in the exchange offer. The exchange offer expired on January 26, 2023. Pursuant to the terms of exchange offer:
•10,088,754 stock options were cancelled,
•2,699,885 stock options were automatically exercised on a cashless basis and
•4,817,144 RSUs were granted under the 2022 Plan. The RSUs generally vest one-third on each of the first three anniversaries of the grant date, subject to continued employment by the participant through the applicable vesting date and are subject to such other terms and conditions as set forth in the applicable RSU award agreement.

Simultaneously with the closing of the exchange offer, certain individuals who were ineligible to participate in the exchange offer exercised an aggregate of 2,059,984 stock options and were granted an aggregate amount of 1,344,935 RSUs under the 2022 Plan as approved by the compensation committee.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the activity of the Company's stock options for the year ended December 31, 2023:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)

Balance as of December 31, 2022	36,397,677	$7.66
Cancelled pursuant to exchange offer	(10,088,754)	$10.36
Exercised	(5,303,488)	$6.17
Expired	(1,262,415)	$7.87
Forfeited	(153,113)	$13.68
Balance as of December 31, 2023	19,589,907	$6.99
Exercisable as of December 31, 2023	18,419,155	$6.78	2.8	$6
Expected to vest as of December 31, 2023	1,170,752	$10.27	7.8	—

The stock options exercised in the exchange offer, or simultaneously with the closing of the exchange offer, were executed on a cashless basis and were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to cover the stock option costs and taxes were 4,469,741 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees’ tax obligations to taxing authorities was $2 million and is reflected as a financing activity within the consolidated statements of cash flows.
The fair value of GBTG Options is determined utilizing Black-Scholes model. There were no stock options granted in 2023 or 2022. The weighted average grant-date fair value of the GBTG Options granted in 2021 was $3.02 per option. The key assumptions used in the valuation of these options are presented in the table below.

Assumption	2021
Annual risk-free interest rate	1.15%
Equity volatility	29%
Expected average life of options	6 years
Dividend yield	—
The annual risk-free interest rate is determined by considering the U.S. treasury yield risk-free interest rate that corresponds with the expected term of the award. The expected volatility was determined by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the awards. The expected term was based on the average period the stock-based awards are expected to remain outstanding. Dividend yield of zero was determined as the Company did not intend to pay any dividends.
2022 Equity Incentive Plan
In May 2022, GBTG stockholders approved the 2022 Plan under which, a maximum of 47,870,291 shares of Common Stock are available for issuance which is also the maximum number of shares that may be issued in respect of incentive stock options (“Share Reserve”). Under the 2022 Plan, GBTG may issue options, stock appreciation rights, restricted and performance stock, restricted stock units or performance stock units, or other awards that are payable in, or valued in, in whole or part by reference to GBTG shares. The 2022 Share Reserve will also be increased by the number of shares underlying the portion of an award granted under the GBTG MIP that is cancelled, terminated or forfeited or lapses after the effective date of the 2022 Plan. Shares issued by GBTG in connection with the assumption or substitution of outstanding grants or under certain stockholder approved plans from an acquired company will not reduce the number of shares available for awards under the 2022 Plan. Shares underlying the portion of an award that is forfeited or otherwise terminated for any reason whatsoever, in any case, without the issuance of shares, will be added back to the number of shares available for grant under the 2022 Plan. Shares issued under the 2022 Plan may, at the election of the board of

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
directors of GBTG (the “GBTG Board”), be (i) authorized but previously unissued or (ii) previously issued and outstanding and reacquired by GBTG.
During the year ended December 31, 2023, the Company granted 19 million RSUs (including RSUs granted as part of the stock option exchange offer discussed above) under the 2022 Plan to certain of its key employees and directors (who are deemed as employees of the Company solely for purposes of stock compensation accounting). The RSUs generally vest one-third annually or on such dates as determined under the award agreement and have a vesting period of 12 months to 36 months from the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent right associated with the underlying stock.
The table below presents the activity of the Company’s RSUs granted under the 2022 Plan for the year ended December 31, 2023:

(in $ millions)	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2022	11,288,745	$7.56
Granted	18,891,566	$6.63
Forfeited	(1,411,191)	$7.25
Vested	(4,333,796)	$7.58
Balance as of December 31, 2023	24,435,324	$6.86

The RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 1,624,893 shares were withheld and were based on the value of the RSUs on their respective vesting dates as determined by the closing stock price of the Common Stock. Total payment for the employees’ tax obligations to taxing authorities was $12 million and is reflected as a financing activity within the consolidated statements of cash flows.
The fair value of RSUs is determined to be the market price of Common Stock at the date of grant. There were no RSUs granted in 2021. The weighted average grant-date fair value of the RSUs granted in 2022 was $7.56 per RSU.
Earnout Shares
During 2022, in connection with the Business Combination, the Company granted certain earnout shares to its employees (see note 20 – Earnout Derivative Liabilities). The earnout shares granted to employees are linked to the original vesting conditions of stock options granted prior to December 2021. As a result, the Company accounted for such earnout shares as stock-based compensation expense. See note 25 – Fair Value Measurements for discussion on the fair value of earnout shares granted to employees.
Employee Stock Purchase Plan
In May 2022, GBTG stockholders approved the Global Business Travel Group, Inc. Employee Stock Purchase Plan (the “ESPP”) under which a maximum of 11,068,989 shares of Common Stock (the “ Initial ESPP Reserve”) are initially available for purchase under the ESPP.
The ESPP allows eligible employees to purchase shares of Common Stock through payroll deductions of up to 15% of their eligible compensation. Under the ESPP, there are two six-month offering periods - from February 15 through August 14 and August 15 through February 14 of each year. The price of the Common Stock purchased under the ESPP is 85% of the fair market value of Common Stock on the end date of each six-month offering period. On January 1 of each year during which the ESPP is in effect, the number of shares of Common Stock available for purchase under the ESPP will be automatically increased by the lesser of (x) the Initial ESPP Reserve, (y) 1% of the number of shares of all classes of common stock outstanding as of the immediately preceding December 31 (calculated on a fully diluted basis) and (z) such lesser number of shares as the GBTG board may determine.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, there were 10.3 million shares available for issuance under the ESPP. During the year ended December 31, 2023, 775,338 shares were purchased under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 amount to $75 million, $39 million and $3 million, respectively, ($57 million, $31 million and $3 million after considering the tax impact) and were included as follows:

	Year ended December 31,
(in $ millions)	2023	2022	2021
Cost of revenue (excluding depreciation and amortization)	$4	$2	$—
Sales and marketing	28	14	—
Technology and content	16	8	—
General and administrative	27	15	3
Total	$75	$39	$3
As of December 31, 2023, the Company expects compensation expense, related (i) to unvested stock options of approximately $2 million to be recognized over the remaining weighted average period of 1 year and (ii) unvested RSUs of approximately $103 million to be recognized over the remaining weighted average period of 1.8 years.
(22)Shareholders’ Equity
GBTG’s authorized capital stock consists of:
(i)3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock” or the "Common Stock"), of which 467,092,817 shares are issued and outstanding as of December 31, 2023;
(ii)3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), none of which is issued and outstanding as of December 31, 2023 (see note 1 - Business Description and Basis of Presentation); and
(iii)6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which are issued and outstanding as of December 31, 2023. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which are issued and outstanding as of December 31, 2023, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which are issued and outstanding as of December 31, 2023 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which are issued and outstanding as of December 31, 2023.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of Class A Common Stock (subject to the nominal economic rights of holders of the Class B Common Stock), the Company’s remaining assets available for distribution to stockholders.
Other rights: Except as set forth in the Shareholders Agreement and the Exchange Agreement (see note 26 - Related Party Transactions), holders of shares of Class A Common Stock do not have preemptive, subscription, redemption or conversion rights.
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
Other rights: Except as set forth in the Shareholders Agreement and the Exchange Agreement (see note 26 - Related Party Transactions), holders of shares of Class B Common Stock do not have preemptive, subscription, redemption or conversion rights.
Exchange Agreement: The parties to the Exchange Agreement (or certain permitted transferees thereof) have the right, on the terms and subject to the conditions of the Exchange Agreement, to exchange their GBT JerseyCo B Ordinary Shares (with automatic surrender for cancellation of an equal number of shares of Class B Common Stock) for shares of Class A Common Stock on a one-for-one basis, subject to customary adjustments for stock splits, dividends, reclassifications and other similar transactions or, in certain limited circumstances, at the option of the Exchange Committee, for cash. The Exchange Agreement also provides GBTG with the right to elect that such exchange be effected by parties to the Exchange Agreement (or certain permitted transferees thereof) transferring their GBT JerseyCo B Ordinary Shares and Class B Common Stock to the Company in exchange for the issuance by GBTG to such owners of shares of Class A Common Stock (a “direct exchange”). On July 10, 2023, the Continuing JerseyCo Owners exercised their rights under the Exchange Agreement, resulting in the transfer of all such Continuing JerseyCo Owner's GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock to GBTG in exchange for the issuance by GBTG to such Continuing JerseyCo Owner of an equal number of shares of Class A Common Stock and GBTG elected to effect the exchange as a direct exchange (see note 1 - Business Description and Basis of Presentation).
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
During the year ended December 31, 2022, the Company issued 1,500,000 preferred shares, in equal proportion to Amex Coop ad Juweel, for a total consideration of $150 million and accrued dividend of $10 million. The Company further accrued dividend of $8 million for the period from January 1, 2022 to May 27, 2022. Upon closing of the Business Combination on May 27, 2022, GBT JerseyCo redeemed, in full, the outstanding amount of its then issued and outstanding

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
preferred shares, including dividends accrued thereon, amounting to $168 million. Upon redemption, all of the preferred shares were cancelled.
Distributions
The Company paid cash of $1 million during the year ended December 31, 2021 in relation to accrued capital distribution to cover certain administrative costs of GBT JerseyCo’s to its then existing shareholders. There were no such distributions to shareholders during the years ended December 31, 2023 and 2022.
Registration Rights Agreement
In May 2022, GBTG, APSG Sponsor, L.P., (the “Sponsor”), certain of APSG’s then existing board members (the “Insiders”) and the Continuing JerseyCo Owners entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, GBTG has registered for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of GBTG that are held by the holders party to the Registration Rights Agreement from time to time.
Sponsor Side Letter
In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, the Insiders, GBTG and GBT JerseyCo entered into a side letter (as amended on May 27, 2022, “Sponsor Side Letter”) pursuant to which approximately 8 million of the Sponsor Shares were deemed unvested and were subject to certain triggering events to occur within five years following the closing (the “Sponsor Side Letter Vesting Period”) for these shares to vest. If, within the Sponsor Side Letter Vesting Period, the volume-weighted average share price ("VWAP") of Common Stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, approximately 5 million of the unvested Sponsor Shares will vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Common Stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days the remaining approximately 3 million of the unvested Sponsor Shares will vest. To the extent that either of the aforementioned triggering events do not occur within the Sponsor Side Letter Vesting Period, such Sponsor Shares will be forfeited and terminated by GBTG. The registered holder(s) of the unvested Sponsor Shares continue to be entitled to all of the rights of ownership thereof, including the right to vote and receive dividends and other distributions in respect thereof. The number of shares and the price targets listed above will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations, reclassifications, combinations or other like changes or transactions with respect to the Common Stock. These shares are accounted for as part of earnout shares discussed above in note 20 – Earnout Derivative Liabilities.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income (loss) amounts are recorded directly as an adjustment to total equity, net of tax. The changes in the accumulated other comprehensive loss, net of tax, were as follows:

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge and hedge of investments in foreign subsidiary	Total accumulated other comprehensive loss
Balance as of December 31, 2020	$(23)	$(160)	$4	$(179)
Net changes during the year, net of tax expense	(15)	32	—	17
Balance as of December 31, 2021	(38)	(128)	4	(162)
Net changes prior to reverse recapitalization, net of tax benefit	(59)	—	12	(47)
Allocated to non-controlling interest	85	112	(14)	183
Net changes post reverse recapitalization, net of tax benefit	8	101	16	125
Allocated post reverse recapitalization change to non-controlling interest	(6)	(86)	(14)	(106)
Balance as of December 31, 2022	(10)	(1)	4	(7)
Net changes during the year, net of tax benefit	33	(36)	(16)	(19)
Allocated to non-controlling interest	(16)	1	1	(14)
Re-classed from non-controlling interest upon corporate simplification transaction (see note 1)	(63)	(27)	27	(63)
Balance as of December 31, 2023	$(56)	$(63)	$16	$(103)

The tax benefit (expense) for net changes during the year relates to defined benefit pension plans and amount to $11 million, $(30) million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Amounts in accumulated other comprehensive loss are presented net of the related tax impact. Reclassifications out of accumulated other comprehensive losses related to amortization of (i) actuarial losses and prior service costs (component of net periodic pension cost (benefit)) is included within other income (expense), net, and (ii) gain on termination of cash flow hedge is included within interest expense, in the Company’s consolidated statements of operations.
(23)Loss per share
Basic loss per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A Common Stock used for the basic loss per share calculation, adjusted for the dilutive effect of (i) stock options and RSUs using the “treasury stock” method, and (ii) Class B Common Stock, using the “if converted” method, for the period they were outstanding.
As discussed in note 20 – Earnout Derivative Liabilities, the Company has issued and outstanding approximately 23 million of earnout shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC 260, “Earnings Per Share,” earnout shares are excluded from weighted-average shares outstanding to calculate basic loss per share as they are considered contingently issuable shares due to their potential forfeiture. Earnout shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer subject to forfeiture. Additionally, dividends accrued on earnout shares, if any, will be forfeited if the pricing thresholds for earnout shares are not met during the specified time period.
The Company’s basic loss per share for the year ended December 31, 2022 is based on results for the period from the date of the Business Combination, May 27, 2022 to December 31, 2022, the period where the Company had loss

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
attributable to Class A Common Stock stockholders. The Company’s diluted loss per share for the year ended December 31, 2022 is based on the results of operations for the year. This is because the numerator calculated for basic loss per share adjusts for the results of operations that are attributable to the Class B Common Stock stockholders who are also the Continuing JerseyCo Owners of GBT JerseyCo (which is a predecessor to GBTG). The Company analyzed the calculations of net loss per share for periods prior to the Business Combination and determined that the values would not be meaningful to the users of these consolidated financial statements as it did not represent equity structure post Business Combination transaction.
As the Company has incurred net loss during the years ended December 31, 2023 and 2022, the Company has excluded (i) 20 million of stock options and 24 million of RSUs for the year ended December 31, 2023 and (ii) 36 million of stock options and 11 million of RSUs for the year ended December 31, 2022, from the calculation of diluted loss per share as their inclusion would have resulted in anti-dilutive effect on loss per share.
The following table reconciles the numerators and denominators used in the computation of basic and diluted loss per share from continuing operations:

(in $ millions, except share and per share data)	2023	2022
Numerator – Basic and diluted loss per share:
Net loss attributable to the Company’s Class A common stockholders (A)	$(63)	$(25)
Add: Net loss attributable to non-controlling interests in subsidiaries	(73)	(204)
Net loss attributable to the Company’s Class A common stockholders – Diluted (B)	$(136)	$(229)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	251,645,498	51,266,570
Assumed conversion of Class B Common Stock	206,410,027	394,448,481
Weighted average number of Class A Common Stock outstanding – Diluted (D)	458,055,525	445,715,051

Basic loss per share attributable to the Company’s Class A common stockholders: (A) / (C)	$(0.25)	$(0.50)

Diluted loss per share attributable to the Company’s Class A common stockholders: (B) / (D)	$(0.30)	$(0.51)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(24)Derivatives and Hedging
Except as mentioned below, the Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. The Company does not offset derivative assets and derivative liabilities within the consolidated balance sheets.
Interest Rate Swap
The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. The Company has interest rate risk primarily related to its senior secured term loans under the senior secured credit agreement, which bear interest at a variable rate that is currently based on synthetic LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). In order to protect against potential higher interest costs resulting from anticipated increases in the benchmark rate for the senior secured tranche B-3 term loans, GBT Group Services B.V., a wholly-owned subsidiary of GBTG and the borrower under the senior secured credit agreement, has entered into the following interest rate swap contracts that fixed the benchmark interest rate with respect to a portion of the senior secured tranche B-3 term loans:
In June 2022, the Company terminated a previous interest rate swap contract, entered into in February 2022, that was designated as a cash flow hedge. The Company simultaneously entered into another interest rate swap contract for the same notional amount of $600 million, maturing in March 2025, and with the similar terms as the February 2022 interest rate swap contract. Upon termination of February 2022 interest rate swap contract, the Company realized $23 million in cash. Under ASC 815, the Company determined that the total amount of $23 million credited to the accumulated other comprehensive income will be included in the consolidated statements of operations proportionately until March 2025 as an offset to interest expense as the interest payments are made over this period. As a result, during the years ended December 31, 2023 and December 31, 2022, the Company has reclassified $8 million and $4 million, respectively, from accumulated other comprehensive loss and recognized it as a credit to interest expense in its consolidated statements of operations. The terms of $600 million notional amount of interest rate swap entered into in June 2022 was initially linked to LIBOR as the benchmark rate, with SOFR-based rate replacing LIBOR as the benchmark rate for such swap, commencing June 2023. In March 2023,the Company amended the terms of the agreement to replace LIBOR with SOFR as the benchmark rate that commenced from March 2023 and changed the fixed rate from 3.6856% to 3.6800%. The interest rate swap is designated as a cash flow hedge that is highly effective at offsetting the increases in cash outflows when three-month SOFR based-rate exceeds 3.680%.

In February 2023, the Company entered into another interest rate swap contract for a notional amount of $300 million, maturing in March 2027. The terms of the agreement require the Company to receive a variable rate of three months SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%.
Warrants and Earnout Shares
As a result of the Business Combination, GBTG has issued and outstanding earnout shares (see note 20 – Earnout Derivative Liabilities). For a period from the date of the Business Combination until October 2022, the Company also had warrants issued and outstanding, which were exchanged in full for shares of Common Stock in October 2022. The non-employee earnout shares are classified as derivative liabilities under ASC 815 and are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the number of non-employee earnout shares, including the Sponsor Shares, issued and outstanding were approximately 23 million . The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet location	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$7	$10
Interest rate swaps	Other non-current liabilities	$5	—
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	$77	$90
The table below presents the impact of changes in fair values of derivatives on other comprehensive loss and on net loss:

	Amount of gain/(loss) recognized in other comprehensive loss			Statements of operations location	Amount of gain/(loss) recognized in statements of operations
	Year Ended December 31,				Year Ended December 31,
	2023	2022	2021		2023	2022	2021
Derivatives designated as hedging instruments
Interest rate swaps	$(8)	$32	—	NA	—	—	—
Interest rate swap reclassed to consolidated statements of operations	(8)	(4)	—	Interest expense	$8	$4	—
Derivatives not designated as hedging instruments
Earnout shares	—	—	—	Fair value movement on earnout and warrant derivative liabilities	13	10	—
Warrants	—	—	—	Fair value movement on earnout and warrant derivative liabilities	—	(2)	—
					$21	$12	—
The total net gain of $8 million on the interest rate swap contract is expected to be reclassified to net earnings as a credit to interest expense within the next 12 months.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(25)Fair Value Measurements
Financial instruments which are measured at fair value, or for which a fair value is disclosed, are classified in the fair value hierarchy, as discussed and outlined in note 2 - Summary of Significant Accounting Policies - Fair Value Measurements.
As of December 31, 2023, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swap and non-employee earnout shares. The fair value of the Company’s interest rate swap has been calculated using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of non-employee earnout shares is determined using Monte Carlo valuation method.
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

(in $ millions)	Fair Value Hierarchy	Asset/(Liability)
		December 31, 2023	December 31, 2022
Interest rate swap asset	Level 2	$7	$10
Interest rate swap liability	Level 2	$(5)	—
Non-employee earnout shares	Level 3	$(77)	$(90)
The fair value of earnout shares (both employee and non-employee) was estimated using the Monte Carlo method. Inherent in the Monte Carlo method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the earnout shares based on weighted average of its own share price volatility and implied historical volatility of select peer companies’ common stock that matches the expected remaining life of the earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	December 31, 2023	December 31, 2022
Stock price ($)	$6.45	$6.75
Risk-free interest rate	3.98%	4.06%
Volatility	47.5%	42.5%
Expected term (years)	3.4	4.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$3.71	$4.30
Fair value ($) (per earnout share – Tranche 2)	$3.02	$3.58

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in Level 3 financial liabilities measured at fair value for the years ended December 31, 2023 and 2022:

(in $ millions)	Earnout Shares
As of date of Business Combination - May 27, 2022	$100
Change in fair value	(10)
Balance as of December 31, 2022	90
Change in fair value	(13)
Balance as of December 31, 2023	$77
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
The fair values of the Company’s outstanding senior secured term loans are as follows:

(in $ millions)	Fair Value Hierarchy	As of December 31, 2023		As of December 31, 2022
		Carrying amount ⁽¹⁾	Fair Value	Carrying amount ⁽¹⁾	Fair Value

Senior secured initial term loans	Level 2	$234	$236	$235	$220
Senior secured tranche B-3 term loans	Level 3	$990	$1,013	$987	$1,017
Senior secured tranche B-4 term loans	Level 3	$132	$137	$—	$—
______________________________________________________
(1)Outstanding principal amount of the relevant class of senior secured term loans less unamortized debt discount and debt issuance costs with respect to such loans.
The carrying amounts of cash and cash equivalents, accounts receivable, due from affiliates, other current assets, accounts payable, due to affiliates and accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.
Certain non-financial assets and liabilities, such as long-lived assets, goodwill and other intangible assets, are adjusted to fair value when an impairment charge is recognized. The Company continually monitors events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of such non-financial assets may more likely than not have fallen below its respective carrying amounts. Such fair value measurements are based predominately on Level 3 inputs utilizing several methods including discounted cash flow method.
The Company has not identified any triggering events or changes in circumstances requiring it to perform an impairment testing and determination of fair value of long-lived assets and other intangible assets. For goodwill, the Company carried out a quantitative assessment and concluded there is no impairment as the fair value of the reporting units was determined to be more than their carrying value.
(26)Related Party Transactions
The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders affiliates and the Company’s affiliates.
Commercial and Operating Agreements
The Company has various commercial agreements with the affiliates of Amex Coop. In respect of such agreements, included in the operating costs are costs of approximately $32 million, $24 million and $10 million for the

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years ended December 31, 2023, 2022 and 2021, respectively. Revenues also include revenue from affiliates of Amex Coop of approximately $27 million, $21 million and $19 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amounts payable to affiliates of Amex Coop under these agreements as of December 31, 2023 and December 31, 2022, were $25 million and $24 million, respectively. Amounts receivable from affiliates of Amex Coop under these agreements was $15 million as of both December 31, 2023 and December 31, 2022. The parties had amended the terms of certain of these commercial arrangements that were effective upon the closing of the Business Combination in May 2022.
An affiliate of GBTG and an affiliate of Expedia entered into a ten-year term marketing partner agreement to provide the GBTG’s business clients with access to Expedia group hotel content (the “EPS Agreement”). As a result of the above agreement, the Company recognized revenue of $176 million, $130 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had a $20 million and $18 million receivable from the affiliate of Expedia, respectively.
GBT Travel Services UK Limited (“GBT UK”), an indirect wholly-owned subsidiary of GBTG, and an affiliate of Amex Coop, entered into a Transition Services Agreement with Expedia, Inc. (the “Egencia TSA”), pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provide certain transition services to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to GBT. The initial term of the Egencia TSA is 18 months. The initial term of each service is set forth in the Egencia TSA, and the term of certain services is subject to extension under certain circumstances. GBT UK has the right to terminate services for convenience upon prior written notice to Expedia, Inc. For services provided by Expedia to Egencia prior to the Egencia acquisition, pricing under the Egencia TSA is determined in the same manner as pricing for such services was historically determined by Expedia, Inc. For services that were not provided by Expedia, Inc. to Egencia prior to the Egencia acquisition, in general pricing is equal to the cost of providing such services. For the years ended December 31, 2023, 2022 and 2021, the total cost charged to the Company was approximately $24 million, $34 million and $8 million that was included in the Company’s consolidated statements of operations. As of December 31, 2023 and 2022, the Company had a payable to Expedia Inc. of $3 million and $8 million, respectively. Further, as of December 31, 2023 and 2022, Egencia had a net receivable of $5 million and $4 million, respectively, from Expedia on account of net cash settled on behalf of or on Egencia’s behalf by Expedia during the respective years.
During the year ended December 31, 2022, the Company recognized a charge of $19 million in its consolidated statements of operations for a loss contingency as it became probable that the Company will pay the amount to Expedia for a contingent event that existed as of the Egencia acquisition date. During the year ended December 31, 2023 , pursuant to an agreement with Expedia, the Company issued 575,409 shares of Common Stock to Expedia to settle, in part, $4 million of liability for loss contingency accrued in 2022. As of December 31, 2023 and December 31, 2022, the Company has $11 million and $15 million, respectively, that remained payable to Expedia in respect of this loss contingency.
License of American Express Marks
Effective upon closing of the Business Combination in May 2022, GBT UK entered into a long-term, 11-year amended and restated trademark license agreement (unless earlier terminated or extended) pursuant to which GBT UK was granted an exclusive, non-assignable, worldwide, royalty-free license to use, and the right to sublicense to all wholly owned operating subsidiaries of GBTG and other permitted sublicensees the right to use, the American Express trademarks used in the American Express Global Business Travel brand, and the American Express GBT Meetings & Events brands for business travel, meetings and events, business consulting and other services related to business travel (“Business Travel Services”). The amended and restated trademark license agreement also provides GBTG the flexibility to operate non-Business Travel Services businesses under brands that do not use any trademarks owned by American Express, subject to certain permissibility and other requirements.
Exchange Agreement

See note 8 - Reverse Recapitalization for further discussion of the Exchange Agreement.
Shareholders Agreement
At the closing of the Business Combination in May 2022, GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into a Shareholders Agreement (as subsequently amended, the “Shareholders Agreement”). On July 10, 2023, the Continuing JerseyCo Owners entered into a letter agreement amending the Shareholders Agreement (the “SHA

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amendment”) to, among other things, (i) reflect that the C Ordinary Shares of GBT JerseyCo owned by the Continuing JerseyCo Owners will be, upon the Class A Common Stock meeting the price thresholds set forth in the Business Combination Agreement over the period of time set forth in the Business Combination Agreement, cancelled in exchange for shares of Class A Common Stock, rather than into GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock , which would be exchangeable for shares of Class A Common Stock under the Exchange Agreement and (ii) modify tax related provisions to reflect that GBT JerseyCo will no longer be treated as a partnership for U.S. tax purposes. In January 2024, Juweel distributed all of its equity interests in the Company and GBT JerseyCo to its equityholders, including Q.H. Travel LP ("QIA"). On January 11, 2024, GBTG entered into an amended and restated Shareholders Agreement with GBT JerseyCo, Juweel, American Express International, Inc. ("Amex"), Expedia and QIA, pursuant to which, among other things, Juweel was removed as a party to the Shareholders Agreement and QIA was made subject to certain obligations and provided with certain rights previously provided to Juweel. On January 11, 2024, GBTG also entered into a letter agreement with GBT JerseyCo, Juweel, Amex, Expedia, QIA and Juweel's other equityholders (the "Specified Juweel Investors"), pursuant to which the Specified Juweel Investors agreed to be bound by certain restrictive covenants in the Shareholders Agreement as if they were a party thereto.

The Shareholders Agreement sets forth various restrictions, limitations and other terms concerning the transfer of equity securities of GBTG and GBT JerseyCo by the parties thereto (other than, in most circumstances, the GBT JerseyCo A Ordinary Shares). Among other matters, and subject to certain terms, conditions and exceptions, the Shareholders Agreement prohibits Amex, Expedia and QIA, severally and not jointly, from effecting transfers of such equity securities to certain specified restricted persons, as well as transfers that would violate applicable securities laws. The Shareholders Agreement also sets out the composition and appointment of the GBTG Board, and provides for various provisions for transfer of shares, shareholder rights and termination of such rights.
Advisory Services Agreement
Certares Management Corp. (“Certares”), an indirect equity owner of the Company, provides certain advisory services to the Company for which fees of approximately $0, $1 million and $2.5 million were incurred for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had $0 and $5 million as amounts payable to Certares under this agreement. This agreement terminated upon the closing of the Business Combination.
Loan to equity affiliate
During the year ended December 31, 2023, the Company provided a loan of $5 million to one of its equity affiliates of which $2 million is receivable in the next twelve months.
(27)Segment Information
Reportable segments are determined based upon the Company’s internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information utilized on a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. For the year ended December 31, 2023, the Company has determined it has two operating segments, Business Travel and Egencia that have been aggregated and presented as one reportable segment due to their similar economic characteristics, nature of services provided, type of customers, methods used to provide services and regulatory environment.
The financial measures which the Company’s CODM uses to evaluate the performance of the Company are net revenue and Adjusted EBITDA, which is defined as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes, and depreciation and amortization and further excluding costs that management believes are non-core to the underlying business of the Company including restructuring costs (including charges related to facilities consolidation), integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation, certain corporate costs, fair value movement on certain earnout and warrant derivative liabilities, foreign currency gains (losses), non-service components of net periodic pension cost (benefit) and gains (losses) on disposal of business. The CODM also regularly reviews revenue by transaction type – Travel Revenue and Products and Professional Services Revenue (see note 3 – Revenue from Contracts with Customers).

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company maintains operations in the United States, United Kingdom and other international territories. The table below presents the Company’s revenue and long-lived assets, comprising property and equipment, net, and operating lease ROU assets, by geographic location:

(in $ millions)	United States	United Kingdom	All other countries	Total
Revenue
Year ended December 31, 2023	$833	$833	$624	$2,290
Year ended December 31, 2022	$672	$687	$492	$1,851
Year ended December 31, 2021	$226	$276	$261	$763
Long-lived assets
As of December 31, 2023	$135	$61	$86	$282
As of December 31, 2022	$123	$68	$85	$276
As of December 31, 2021	$100	$76	$99	$275
The geographical determination of revenue is based on the jurisdiction of the legal entity contracting with the customer. No single customer accounted for 10 percent or more of the Company’s revenue for the years ended December 31, 2023, 2022 and 2021. Similarly, no single customer accounted for 10 percent or more of the accounts receivable balance as of December 31, 2023 and 2022.

GLOBAL BUSINESS TRAVEL GROUP, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2023, 2022 AND 2021

(in $ millions)	Balance at beginning of year	Charged to expense or other accounts	Write-offs and other adjustments	Balance at end of year
Allowance for credit losses
Year ended December 31, 2023	$23	$9	$(20)	$12
Year ended December 31, 2022	$4	$23	$(4)	$23
Year ended December 31, 2021	$14	$(5)	$(5)	$4
Valuation allowance for deferred tax assets
Year ended December 31, 2023	$124	$18	$4	$146
Year ended December 31, 2022	$116	$14	$(6)	$124
Year ended December 31, 2021	$119	$(1)	$(2)	$116