Form 10-Q
period 2024-03-31
Global Business Travel Group, Inc.
filed 2024-05-07
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of May 3, 2024, the registrant had 472,617,208 shares of Class A common stock, par value $0.0001 per share outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$475	$476
Accounts receivable (net of allowance for credit losses of $13 and $12 as of March 31, 2024 and December 31, 2023, respectively)	812	726
Due from affiliates	37	42
Prepaid expenses and other current assets	152	116
Total current assets	1,476	1,360
Property and equipment, net	232	232
Equity method investments	13	14
Goodwill	1,206	1,212
Other intangible assets, net	528	552
Operating lease right-of-use assets	52	50
Deferred tax assets	264	281
Other non-current assets	64	50
Total assets	$3,835	$3,751
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$386	$302
Due to affiliates	44	39
Accrued expenses and other current liabilities	526	466
Current portion of operating lease liabilities	18	17
Current portion of long-term debt	8	7
Total current liabilities	982	831
Long-term debt, net of unamortized debt discount and debt issuance costs	1,355	1,355
Deferred tax liabilities	5	5
Pension liabilities	176	183
Long-term operating lease liabilities	56	55
Earnout derivative liabilities	59	77
Other non-current liabilities	28	33
Total liabilities	2,661	2,539
Commitments and Contingencies (see note 8)
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 472,617,208 shares and 467,092,817 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	2,751	2,748
Accumulated deficit	(1,456)	(1,437)
Accumulated other comprehensive loss	(124)	(103)
Total equity of the Company’s shareholders	1,171	1,208
Equity attributable to non-controlling interest in subsidiaries	3	4
Total shareholders’ equity	1,174	1,212
Total liabilities and shareholders’ equity	$3,835	$3,751
_____________________________________________________________

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in $ millions, except share and per share data)	2024	2023
Revenue	$610	$578
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	245	242
Sales and marketing	99	103
Technology and content	108	101
General and administrative	86	72
Restructuring and other exit charges	9	23
Depreciation and amortization	47	46
Total operating expenses	594	587
Operating income (loss)	16	(9)
Interest expense	(33)	(34)
Fair value movement on earnout derivative liabilities	18	3
Other income, net	7	5
Income (loss) before income taxes	8	(35)
(Provision for) benefit from income taxes	(27)	8
Net loss	(19)	(27)
Less: net loss attributable to non-controlling interests in subsidiaries	—	(25)
Net loss attributable to the Company’s Class A common stockholders	$(19)	$(2)
Basic loss per share attributable to the Company’s Class A common stockholders	$(0.04)	$(0.03)
Weighted average number of shares outstanding - Basic	461,386,280	60,376,708
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.04)	$(0.06)
Weighted average number of shares outstanding - Diluted	461,386,280	454,825,189
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(in $ millions)	2024	2023
Net loss	$(19)	$(27)
Other comprehensive loss, net of tax:
Change in currency translation adjustments, net of tax	(24)	9
Unrealized gains (losses) on cash flow hedge, net of tax:
Unrealized gains (losses) on cash flow hedges arising during the period	5	(11)
Unrealized gains on cash flow hedges reclassified to interest expense	(2)	(2)
Other comprehensive loss, net of tax	(21)	(4)
Comprehensive loss	(40)	(31)
Less: Comprehensive loss attributable to non-controlling interests in subsidiaries	—	(29)
Comprehensive loss attributable to the Company’s Class A common stockholders	$(40)	$(2)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in $ millions)	2024	2023
Operating activities:
Net loss	$(19)	$(27)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	47	46
Deferred tax charge (benefit)	17	(9)
Equity-based compensation	18	19
Allowance for credit losses	4	6
Fair value movement on earnout derivative liabilities	(18)	(3)
Other	(9)	—
Changes in working capital:
Accounts receivable	(95)	(163)
Prepaid expenses and other current assets	(43)	(47)
Due from affiliates	5	8
Due to affiliates	5	37
Accounts payable, accrued expenses and other current liabilities	144	63
Defined benefit pension funding	(7)	(7)
Net cash from (used in) operating activities	49	(77)
Investing activities:
Purchase of property and equipment	(25)	(32)
Net cash used in investing activities	(25)	(32)
Financing activities:
Proceeds from senior secured term loans	—	131
Repayment of senior secured term loans	(1)	(1)
Contributions for ESPP and proceeds from exercise of stock options	4	1
Payment of taxes withheld on vesting of equity awards	(12)	(8)
Repayment of finance lease obligations	—	(2)
Payment of debt financing costs	—	(2)
Other	(1)	3
Net cash (used in) from financing activities	(10)	122
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	4
Net increase in cash, cash equivalents and restricted cash	9	17
Cash, cash equivalents and restricted cash, beginning of period	489	316
Cash, cash equivalents and restricted cash, end of period	$498	$333
Supplemental cash flow information:
Cash (refund)/paid for income taxes, net	$(11)	$2
Cash paid for interest (net of interest received)	$34	$33
Non-cash additions for operating lease right-of-use assets	$6	$5

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$475	$476
Restricted cash (included in other non-current assets)	23	13
Cash, cash equivalents and restricted cash	$498	$489
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount
Balance as of December 31, 2023	467,092,817	—	$2,748	$(1,437)	$(103)	$1,208	$4	$1,212
Equity-based compensation	—	—	18	—	—	18	—	18
Shares issued, net, on vesting of equity awards and pursuant to ESPP (see note 11)	8,732,539	—	4	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(3,208,148)	—	(19)	—	—	(19)	—	(19)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(19)	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	(21)	(21)	—	(21)
Balance as of March 31, 2024	472,617,208	—	$2,751	$(1,456)	$(124)	$1,171	$3	$1,174

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount	Number	Amount
Balance as of December 31, 2022	67,753,543	—	394,448,481	—	$334	$(175)	$(7)	$152	$1,219	$1,371
Equity-based compensation	—	—	—	—	19	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards (see note 11)	2,849,386	—	—	—	1	—	—	1	—	1
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(1,103,937)	—	—	—	(8)	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(2)	—	(2)	(25)	(27)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2023	69,498,992	—	394,448,481	—	$346	$(177)	$(7)	$162	$1,190	$1,352

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Business Description and Basis of Presentation
Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries (GBTG together with its consolidated subsidiaries, the "Company"), including GBT JerseyCo Limited (“GBT JerseyCo”), is a leading business-to-business software and services company in travel and expense. The Company provides a platform serving travel primarily for business purposes and a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. The Company manages end-to-end logistics of business travel and provides a link between businesses and their employees, travel suppliers, and other industry participants.
GBTG is a Delaware corporation and tax resident in the United States of America (“U.S.”).
The Company has one reportable segment.
Potential Acquisition of CWT
On March 24, 2024, GBTG entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CWT Holdings, LLC, a Delaware limited liability company (“CWT”), pursuant to which, among other things, GBTG will acquire CWT.
The transaction values CWT at approximately $570 million on a cash-free and debt-free basis, subject to certain assumptions and purchase price adjustments. At the closing of the transaction, GBTG expects to fund the acquisition with a combination of cash and an aggregate of approximately 72 million shares of its Class A common stock, par value $0.0001 per share ("Class A common stock"), at a price of $6.00 per share as purchase consideration.

The transaction is expected to be completed in the second half of 2024, subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals.
Basis of Presentation
The Company’s consolidated financial statements include the accounts of GBTG, its wholly-owned subsidiaries and entities controlled by GBTG. There are no entities that have been consolidated due to control through operating agreements, financing agreements or as the primary beneficiary of a variable interest entity. The Company reports the non-controlling ownership interests in subsidiaries that are held by third-party owners as equity attributable to non-controlling interests in subsidiaries on the consolidated balance sheets. The portion of income or loss attributable to third-party owners for the reporting period is reported as net income (loss) attributable to non-controlling interests in subsidiaries on the consolidated statements of operations. The Company has eliminated intercompany transactions and balances in its consolidated financial statements.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, United States (the “SEC”) on March 13, 2024 (the “Annual Report on Form 10-K”). The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.
Certain prior period amounts within the consolidated statements of operations and consolidated statements of cash flows have been reclassified to conform to current year presentation.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill and contingent consideration, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps, earnout shares and contingent liabilities. Actual results could differ materially from those estimates.
(2)    Recently Issued Accounting Pronouncements
Accounting Pronouncements - Adopted
The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2024.
Accounting Pronouncements - Not Yet Adopted
There were no new accounting standards or pronouncements that were issued during the three months ended March 31, 2024 that the Company expects to have a material impact on its consolidated financial statements. However, the Company has yet to adopt the following accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB").
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3)    Revenue from Contracts with Customers
The Company disaggregates revenue based on (i) Travel Revenue which includes all revenue relating to servicing a transaction, which can be air, hotel, car rental, rail or other travel-related booking or reservation, and (ii) Product and Professional Services Revenue which includes all revenue relating to using the Company’s platform, products and value-added services. The following table presents the Company’s disaggregated revenue by nature of service. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31,
(in $ millions)	2024	2023
Travel revenue	$492	$467
Product and professional services revenue	118	111
Total revenue	$610	$578
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
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of March 31, 2024	$811	$10	$30
Balance as of December 31, 2023	$725	$9	$19

Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the three months ended March 31, 2024, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $10 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2023.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. The Company did not have any material transaction price allocated to performance obligations under the contracts over one year that remain unsatisfied as at March 31, 2024.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

(in $ millions)	March 31, 2024	December 31, 2023
Prepaid technology costs	$53	$36
Prepaid travel expenses	39	13
Value added and similar taxes receivables	10	10
Income tax receivable	3	12
Other prepayments and receivables	47	45
Prepaid expenses and other current assets	$152	$116
(5)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	March 31, 2024	December 31, 2023
Accrued operating expenses	$206	$160
Accrued payroll and related costs	160	184
Client deposits	73	53
Accrued restructuring costs (see note 6)	28	30
Deferred revenue	30	19
Value added and similar taxes payable	9	12
Other payables	20	8
Accrued expenses and other current liabilities	$526	$466
(6)    Restructuring, Exit and Related Charges
From time-to-time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency. The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the three months ended March 31, 2024:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Total
Balance as of December 31, 2023	$26	$4	$30
Accruals	9	—	9
Cash settled	(10)	(1)	(11)
Balance as of March 31, 2024	$25	$3	$28

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	March 31, 2024	December 31, 2023
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025)	$236	$237
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026)	135	135
Principal amount of senior secured revolving credit facility (Maturity – September 2026)	—	—
Other borrowings	6	6
	1,377	1,378
Less: Unamortized debt discount and debt issuance costs	(14)	(16)
Total debt, net of unamortized debt discount and debt issuance costs	1,363	1,362
Less: Current portion of long-term debt	(8)	(7)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,355	$1,355

During each of the three months ended March 31, 2024 and 2023, the Company repaid the contractual quarterly installment of $1 million of the principal amount of senior secured initial term loans. As of March 31, 2024 and December 31, 2023, interest on initial term loans was based on synthetic LIBOR plus 2.50%.
Under the senior secured credit agreement, the tranche B-3 and B-4 term loans accrue interest at a variable interest rate based on secured overnight finance rate ("SOFR") plus 0.10% ("Adjusted SOFR") plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the senior secured revolving credit facility accrue interest at a variable interest rate based on Adjusted SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. Adjusted SOFR floor of 1.00% applies to the tranche B-3 and tranche B-4 term loans and borrowings under the senior secured revolving credit facility. Improvement in the Company's leverage ratio, computed in a manner as provided in the senior secured credit agreement, resulted in a decrease in its interest rate margins during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, (i) interest on each of tranche B-3 and tranche B-4 term loans was based on Adjusted SOFR plus 5.25% and Adjusted SOFR plus 6.00%, respectively, and (ii) interest on the revolving credit facility was based on Adjusted SOFR plus 4.75% and Adjusted SOFR plus 5.50%, respectively.
Under the terms of the senior secured credit agreement, the senior secured revolving credit facility will automatically terminate on May 14, 2025 if the senior secured initial term loans have not been refinanced, replaced or extended (with a resulting maturity date that is December 16, 2026 or later) or repaid in full prior to May 14, 2025. Further, the senior secured revolving credit facility has (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility are subject to customary borrowing conditions. The Company is required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of March 31, 2024, the Company had a balance of $50 million that remained undrawn under the senior secured revolving credit facility. As of December 31, 2023, the Company had utilized $7 million for letters of credit and had the balance of $43 million that remained undrawn under the senior secured revolving credit facility.
Interest on the senior secured credit facilities is payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans for the three months ended March 31, 2024 was approximately 11.2%.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.
Security; Guarantees
GBT UK TopCo Limited, a wholly-owned indirect subsidiary of GBTG, and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with GBT Group Services B.V. (a wholly-owned indirect subsidiary of GBTG and the borrower under the senior secured credit agreement), the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the senior secured credit facilities and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of the consolidated total assets of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties; provided that such coverage test shall instead be calculated based on 70% of Consolidated EBITDA (as defined in the senior secured credit agreement) of the Loan Parties and their subsidiaries for the four prior fiscal quarters, commencing with the first quarterly test date after January 2021 on which Consolidated EBITDA of the Loan Parties and their subsidiaries exceeds $100 million. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties.
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
The senior secured credit agreement also contains an additional financial covenant applicable solely to the senior secured revolving credit facility. Such financial covenant requires the first lien net leverage ratio (calculated in a manner set forth under the senior secured credit agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeds 35% of the aggregate principal amount of the senior secured revolving credit facility. The senior secured credit agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the senior secured credit agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the period ended March 31, 2024.
As of March 31, 2024, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the senior secured credit agreement.
Events of Default
The senior secured credit agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the senior secured credit agreement or other enforcement actions customary for facilities of this type. As of March 31, 2024, no event of default existed under the senior secured credit agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2024, the Company had approximately $223 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $94 million relates to the twelve months ending March 31, 2025. These purchase commitments extend through 2031.
Guarantees
The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $27 million. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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
Commitment and/or Contingency Related to the Merger Agreement
The Merger Agreement, as discussed in note 1 - Business Description and Basis of Presentation, contains certain termination rights for each of GBTG and CWT, including the failure of the merger to be consummated by January 24, 2025 (the “Drop Dead Date”), which may be extended at the option of GBTG or CWT to May 24, 2025 (the “Extended Drop Dead Date”) and subsequently extended to September 24, 2025 (the “Second Extended Drop Dead Date”), in each case, if all conditions to the closing, other than certain conditions relating to antitrust laws or foreign investment laws, have been satisfied or waived on or prior to such date. If the Merger Agreement is terminated in certain instances for failure to consummate the merger by the Drop Dead Date (as a result of certain conditions relating to antitrust laws or foreign investment laws failing to be satisfied or waived), GBTG will be required to pay CWT a termination fee of $32 million. If GBTG, but not CWT, extends the Drop Dead Date and the Merger Agreement is subsequently terminated in certain instances for failure to consummate the merger by the Extended Drop Dead Date (as a result of certain conditions relating to antitrust laws or foreign investment laws failing to be satisfied or waived), GBTG will be required to pay CWT a termination fee of $33.5 million. If GBTG, but not CWT, extends the Extended Drop Dead Date and the Merger Agreement is subsequently terminated in certain instances for failure to consummate the merger by the Second Extended Drop Dead Date (as a result of certain conditions relating to antitrust laws or foreign investment laws failing to be satisfied or waived), GBTG will be required to pay CWT a termination fee of $35 million.
(9)    Income Taxes
For the three months ended March 31, 2024 and March 31, 2023, the Company’s provision for (benefit from) income tax expense was $27 million and $(8) million, respectively, and its effective tax rate was 333.78% and 23.88%, respectively. GBTG’s effective tax rate for the three months ended March 31, 2024 is higher than the U.S. federal statutory corporate income tax rate of 21% due to an increase to the valuation allowance for deferred tax assets, non-deductible expenses and the U.S. base erosion minimum taxes. The impact of these items has a greater impact on the effective tax rate due to the low pre-tax net income.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10)    Earnout Shares
Certain stockholders and employees are entitled to additional consideration in the form of “earnout shares” of the Company’s Class A common stock, to be issued in tranches, when the Company’s Class A common stock’s price achieves certain market share price milestones within specified periods.
The earnout shares to stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”). Such guidance provides that because the earnout shares do not meet the criteria for equity treatment thereunder, earnout shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout shares liability is adjusted to its fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility (see note 15 – Fair Value Measurements).
As of March 31, 2024 the fair value of the earnout shares derivative liability was estimated to be $59 million. The Company recognized a gain on the fair value change in earnout shares derivative liability of $18 million and $3 million in its consolidated statement of operations for the three months ended March 31, 2024 and March 31, 2023, respectively.
(11)    Equity-Based Compensation
Management Incentive Plan
There has been no material movements in the Company's issued and outstanding stock options during the three months ended March 31, 2024.
2022 Equity Incentive Plan
During the three months ended March 31, 2024, as part of its annual grant program, the Company granted 12 million RSUs under the 2022 Equity Incentive Plan to certain of its key employees. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.
The table below presents the activity of the Company’s RSUs for the three months ended March 31, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2023	24,435,324	$6.86
Granted	11,948,908	$5.51
Forfeited	(342,275)	$6.52
Vested	(7,895,197)	$6.85
Balance as of March 31, 2024	28,146,760	$6.29

During the three months ended March 31, 2024, the vested RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 3,208,148 shares were withheld and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total employees’ tax obligations to taxing authorities was $19 million of which $12 million was paid during the three months ended March 31, 2024 and is reflected as a financing activity within the consolidated statements of cash flows.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Employee Stock Purchase Plan (“ESPP”)
As of March 31, 2024, there were 13.9 million shares available for issuance under the ESPP. During the three months ended March 31, 2024, 836,436 shares were purchased under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023 amount to $18 million and $19 million, respectively (net of tax of $14 million and $14 million, respectively), and were included as follows:

(in $ millions)	Three months ended March 31,
	2024	2023
Cost of revenue (excluding depreciation and amortization)	$1	$1
Sales and marketing	4	7
Technology and content	4	3
General and administrative	9	8
Total	$18	$19
As of March 31, 2024, the Company expects compensation expense related to (i) unvested stock options of approximately $2 million to be recognized over the remaining weighted average period of less than 1 year and (ii) unvested RSUs of approximately $150 million to be recognized over the remaining weighted average period of 2.2 years.
(12)    Stockholders’ Equity
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

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge and hedge of investments in foreign subsidiary	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(56)	$(63)	$16	$(103)
Net changes during the period, net of tax benefit of $0	(24)	—	3	(21)
Balance as of March 31, 2024	$(80)	$(63)	$19	$(124)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge and hedge of investments in foreign subsidiary	Total accumulated other comprehensive loss
Balance as of December 31, 2022	$(10)	$(1)	$4	$(7)
Net changes during the period, net of tax benefit of $0	9	—	(13)	(4)
Allocated to non-controlling interest	(7)	—	11	4
Balance as of March 31, 2023	$(8)	$(1)	$2	$(7)
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
(13)    Earnings (Loss) Per Share
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
The Company has excluded approximately (i) 20 million and 21 million of stock options and (ii) 28 million and 27 million of RSUs from the calculation of diluted loss per share for the three months ended March 31, 2024 and 2023, respectively, as their inclusion would have resulted in anti-dilutive effect on loss per share.
The following table reconciles the numerators and denominators used in the computation of basic and diluted loss per share from continuing operations:

(in $ millions, except share and per share data)	Three months ended March 31,
	2024	2023
Numerator – Basic and diluted loss per share:
Net loss attributable to the Company’s Class A common stockholders (A)	$(19)	$(2)
Add: Net loss attributable to non-controlling interests in subsidiaries	—	(25)
Net loss attributable to the Company’s Class A common stockholders - Diluted (B)	$(19)	$(27)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	461,386,280	60,376,708
Assumed conversion of Class B Common Stock	—	394,448,481
Weighted average number of Class A Common Stock outstanding – Diluted (D)	461,386,280	454,825,189

Basic loss per share attributable to the Company’s Class A common stockholders: (A) / (C)	$(0.04)	$(0.03)

Diluted loss per share attributable to the Company’s Class A common stockholders: (B) / (D)	$(0.04)	$(0.06)

(14)    Derivatives and Hedging
Except as mentioned below, the Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. The Company does not offset derivative assets and liabilities within the consolidated balance sheets.
Interest Rate Swap
The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. The Company has interest rate risk primarily related to its senior secured term loans under the senior secured

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
credit agreement, which bear interest at a variable rate that is currently based on synthetic LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). In order to protect against potential higher interest costs resulting from anticipated increases in the benchmark rate for the senior secured tranche B-3 term loans, GBT Group Services B.V., has entered into interest rate swap contracts (discussed below) that fixed the benchmark interest rate with respect to a portion of the senior secured tranche B-3 term loans.
In June 2022, the Company entered into an interest rate swap contract (subsequently amended in March 2023) for a notional amount of $600 million. The terms of this agreement require the Company to receive a variable rate of three months SOFR, and pay fixed rate of 3.6800%. This contract matures in March 2025.
In February 2023, the Company entered into another interest rate swap contract for a notional amount of $300 million. The terms of the agreement require the Company to receive a variable rate of three months SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%. This contract matures in March 2027.
The above interest rate swaps are designated as a cash flow hedges that are highly effective at offsetting the increases in cash outflows when three-month SOFR based-rate exceeds the respective fixed rates.
Earnout Shares
GBTG has issued and outstanding earnout shares (see note 10 – Earnout Shares) which are accounted for as derivative instruments. As of March 31, 2024, the total number of earnout shares issued and outstanding were approximately 23 million.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$8	$7
Interest rate swaps	Other non-current (liabilities)	$(1)	$(5)
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	$59	$77
The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net loss:

	Amount of gain/(loss) recognized in other comprehensive income (loss)		Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended March 31,			Three months ended March 31,
	2024	2023		2024	2023
Derivatives designated as hedging instruments
Interest rate swap	$5	$(11)	NA	—	—
Interest rate swaps re-classed to consolidated statements of operations	(2)	(2)	Interest expense	$2	$2
Derivatives not designated as hedging instruments
Earnout Shares	—	—	Fair value movement on earnout derivative liabilities	18	3
				$20	$5
The total gain of $8 million on the interest rate swap contract is expected to be reclassified to net earnings as a credit to interest expense within the next 12 months.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(15)    Fair Value Measurements
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
As of March 31, 2024, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps and non-employee earnout shares. The fair value of the Company’s interest rate swaps has been primarily calculated by using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of non-employee earnout shares is determined using the Monte Carlo valuation method.
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Interest rate swaps asset	Level 2	$8	$7
Interest rate swap liability	Level 2	(1)	(5)
Non-employee earnout shares	Level 3	(59)	(77)
Inherent in the Monte Carlo valuation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the earnout shares based on weighted average of its own share price volatility and implied historical volatility of select peer companies’ common stock that matches the expected remaining life of the earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	March 31, 2024	December 31, 2023
Stock price ($)	$6.01	$6.45
Risk-free interest rate	4.38%	3.98%
Volatility	45.0%	47.5%
Expected term (years)	3.2	3.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$2.92	$3.71
Fair value ($) (per earnout share – Tranche 2)	$2.21	$3.02

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in Level 3 financial liabilities measured at fair value during the three months March 31, 2024:

(in $ millions)	Earnout Shares
Balance as of December 31, 2023	$77
Change in fair value	(18)
Balance as of March 31, 2024	$59
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
The fair values of the Company’s outstanding senior secured term loans are as follows:

		March 31, 2024		December 31, 2023
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured initial term loans	Level 2	$234	$236	$234	$236
Senior secured tranche B-3 term loans	Level 3	$991	$1,011	$990	$1,013
Senior secured tranche B-4 term loans	Level 3	$132	$136	$132	$137
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
(16)Related Party Transactions
The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders' affiliates and the Company's affiliates.
Commercial Agreements
The Company has various commercial agreements with affiliates of American Express International, Inc. ("American Express"). In respect of such agreements, included in the operating costs are costs of approximately $8 million and $7 million for the three months ended March 31, 2024 and 2023, respectively, for charges from affiliates of American Express. Revenues also include revenue from affiliates of American Express of approximately $2 million and $6 million for the three months ended March 31, 2024 and 2023, respectively. Amounts payable to affiliates of American Express under these agreements, which include amounts collected by the Company on behalf of affiliates of American Express, as of March 31, 2024 and December 31, 2023, were $31 million and $25 million, respectively. Amounts receivable from affiliates of American Express under these agreements were $1 million and $15 million as of March 31, 2024 and December 31, 2023, respectively.

In November 2021, the Company and an affiliate of EG Corporate Travel Holdings LLC (“Expedia") entered into a ten-year term marketing partner agreement to provide the Company’s corporate clients with access to Expedia and it's affiliates' hotel content. As a result of this agreement, the Company recognized revenue of $40 million and $38 million for

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the three months ended March 31, 2024 and 2023, respectively. The Company had $32 million and $20 million receivable from the affiliate of Expedia as of March 31, 2024 and December 31, 2023, respectively.

In November 2021, the Company and an affiliate of Expedia entered into a Transition Services Agreement (as amended from time to time) pursuant to which the affiliate of Expedia provides certain transition services to the Company to facilitate an orderly transfer of Egencia from the Expedia affiliate to the Company. The total cost charged to the Company for the three months ended March 31, 2024 and 2023, was approximately $4 million and $8 million, respectively, which was included in the Company’s consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the Company had a payable to an affiliate of Expedia of $6 million and $3 million, respectively. Further, as of March 31, 2024 and December 31, 2023, Egencia had a net receivable of $2 million and $5 million, respectively, from affiliates of Expedia, primarily on account of net cash collected from customers by affiliates of Expedia on behalf of Egencia.
As of March 31, 2024 and December 31, 2023, the Company had $7 million and $11 million payable to an affiliate of Expedia on account of a loss contingency recognized in 2022.
License of American Express Trademarks
In May 2022, the Company and an affiliate of American Express entered into a long-term, 11-year amended and restated trademark license agreement (unless earlier terminated or extended) pursuant to which the affiliate of GBTG was granted an exclusive, non-assignable, worldwide, royalty-free license to use, and the right to sublicense to all wholly owned operating subsidiaries of GBTG and other permitted sublicensees the right to use, the American Express trademarks used in the American Express Global Business Travel brand, and the American Express GBT Meetings & Events brands for business travel, meetings and events, business consulting and other services related to business travel (“Business Travel Services”). The amended and restated trademark license agreement also provides GBTG the flexibility to operate non-Business Travel Services businesses under brands that do not use any trademarks owned by American Express, subject to certain permissibility and other requirements.
Shareholders Agreement
In 2022, GBTG, GBT JerseyCo, an affiliate of American Express, Expedia and Juweel Investors (SPC) Limited ("Juweel") entered into a shareholders agreement, dated as of May 27, 2022 (as further clarified by those certain letters dated November 17, 2022, and July 10, 2023, the “Original Shareholders Agreement”).
In January 2024, Juweel distributed all of its equity interests in GBTG and GBT JerseyCo to its equityholders, including Q.H. Travel LP ("QIA").
On January 11, 2024, GBTG entered into an amended and restated Shareholders Agreement (as amended and restated, the "Shareholders Agreement") with GBT JerseyCo, American Express, Expedia and QIA, pursuant to which, among other things, Juweel was removed as a party to the Shareholders Agreement and QIA was made subject to certain obligations and provided with certain rights previously provided to Juweel. On January 11, 2024, GBTG also entered into a letter agreement with GBT JerseyCo, Juweel, American Express, Expedia, QIA and Juweel's other equityholders (the "Specified Juweel Investors"), pursuant to which the Specified Juweel Investors agreed to be bound by certain restrictive covenants in the Shareholders Agreement as if they were a party thereto.

The Shareholders Agreement sets forth various restrictions, limitations and other terms concerning the transfer of equity securities of GBTG and GBT JerseyCo by the parties thereto (other than, in most circumstances, the GBT JerseyCo A Ordinary Shares). Among other matters, and subject to certain terms, conditions and exceptions, the Shareholders Agreement prohibits American Express, Expedia and QIA, severally and not jointly, from effecting transfers of such equity securities to certain specified restricted persons, as well as transfers that would violate applicable securities laws. The Shareholders Agreement also sets out the composition and appointment of the GBTG Board, and provides for various provisions for transfer of shares, shareholder rights and termination of such rights.
Loan to equity affiliate
As of March 31, 2024 and December 31, 2023, the Company has loan receivable of $5 million from one of its equity affiliate of which $2 million is receivable in the next twelve months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements made in this Quarterly Report on Form 10-Q (“Form 10-Q” or "Quarterly Report") are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
•the impact of any future acquisitions including the integration of any acquisition; and
•other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 13, 2024 ("Annual Report on Form 10-K").
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
Overview
We operate American Express Global Business Travel, a leading business-to-business software and services company in travel and expense. We provide a full suite of differentiated, technology-enabled solutions to business travelers and business clients, suppliers of travel content (such as airlines, hotels, ground transportation and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver unrivaled choice, value and experience, and our brand promise.

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

•GBT Partner Solutions is our program whereby we extend our platform to third-party travel management companies and independent advisors (collectively, "Network Partners"), by offering them access to our differentiated content and technology, global servicing capabilities and access to our leading content marketplace ("GBT Partner Solutions"). Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
Potential Acquisition of CWT
On March 24, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CWT Holdings, LLC, a Delaware limited liability company (“CWT”). See note 1 - Business Description and Basis of Presentation to our consolidated financial statements included elsewhere in this Form 10-Q.
The transaction values CWT at approximately $570 million on a cash-free and debt-free basis, subject to certain assumptions and purchase price adjustments. At the closing of the transaction, we expect to fund the acquisition with a combination of cash and an aggregate of approximately 72 million shares of our Class A common stock, par value $0.0001 per share, at a price of $6.00 per share as purchase consideration.
The transaction is expected to be completed in the second half of 2024, subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals.
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

	Three months ended March 31,		Change increase / (decrease)
(in $ millions, except percentages)	2024	2023	$	%
Key Operating Metrics
TTV	$8,105	$7,422	$683	9%
Transaction Growth	6%	60%	n/m	n/m
Key Financial Metrics
Revenue	610	578	32	6%
Total operating expense	594	587	7	1%
Net loss	(19)	(27)	8	n/m
Net loss margin	(3)%	(5)%	2ppt	n/m
Net cash from (used in) operating activities	49	(77)	126	n/m
EBITDA	88	45	43	98%
Adjusted EBITDA	123	99	24	24%
Adjusted EBITDA margin	20%	17%	3ppt	17%
Adjusted Operating Expenses	487	479	8	2%
Free Cash Flow	24	(109)	133	n/m

	As of March 31,	As of December 31,
	2024	2023
Net Debt	$888	$886
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
For the three months ended March 31, 2024, TTV increased by $683 million, or 9%, to $8,105 million compared to the three months ended March 31, 2023 primarily due to Transaction Growth and an increase in average ticket price and hotel room rates.

Transaction Growth (Decline)
Transaction Growth (Decline) represents year-over-year increase or decrease as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a net basis to exclude cancellations, refunds and exchanges. To calculate year-over-year growth or decline, we compare the total number of net transactions in the comparative previous period/ year to the total number of net transactions in the current period/year in percentage terms. For the three months ended March 31, 2024, we have presented Transaction Growth (Decline) on a net basis to exclude cancellations, refunds and exchanges as management believes this better aligns Transaction Growth (Decline) with the way we measure TTV and revenue. Prior period Transaction Growth percentages have been recalculated and represented to conform to current period presentation.
For the three months ended March 31, 2024, Transaction Growth was 6% compared to three months ended March 31, 2023. Increase in Transaction Growth during this period was primarily due to share gains and increased demand for business travel from our clients.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. Our non-GAAP financial measures are provided in addition, and should not be considered as an alternative, to other performance or liquidity measures derived in accordance with GAAP. Non-GAAP financial measures have limitations as analytical tools, and you should not consider them either in isolation or as a substitute for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of our non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.
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
We define Adjusted EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring, exit and related charges, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation and related employer taxes, long-term incentive plan costs, certain corporate costs, fair value movements on earnout derivative liabilities, foreign currency gains (losses), non-service components of net periodic pension benefit (costs) and gains (losses) on disposal of businesses.
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
We define Adjusted Operating Expenses as total operating expenses excluding depreciation and amortization and costs that management believes are non-core to the underlying business of the Company, consisting of restructuring, exit and related charges, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation and related employer taxes, long-term incentive plan costs and certain corporate costs.
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

Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Three months ended March 31,
(in $ millions)	2024	2023
Net loss	$(19)	$(27)
Interest expense	33	34
Provision for (benefit from) income taxes	27	(8)
Depreciation and amortization	47	46
EBITDA	88	45
Restructuring, exit and related charges (a)	9	23
Integration costs (b)	6	8
Mergers and acquisitions (c)	19	—
Equity-based compensation and related employer taxes (d)	22	19
Fair value movement on earnout derivative liabilities (e)	(18)	(3)
Other adjustments, net (f)	(3)	7
Adjusted EBITDA	$123	$99
Net loss Margin	(3)%	(5)%
Adjusted EBITDA Margin	20%	17%
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended March 31,
(in $ millions)	2024	2023
Total operating expenses	$594	$587
Adjustments:
Depreciation and amortization	(47)	(46)
Restructuring, exit and related charges (a)	(9)	(23)
Integration costs (b)	(6)	(8)
Mergers and acquisitions (c)	(19)	—
Equity-based compensation and related employer taxes (d)	(22)	(19)
Other adjustments, net (f)	(4)	(12)
Adjusted Operating Expenses	$487	$479
_____________________________________________________________
(a)Represents employee severance costs.
(b)Represents expenses related to the integration of businesses acquired.
(c)Represents expenses related to business acquisitions, including potential business acquisitions, and includes pre-acquisition due diligence and related activities costs.
(d)Represents non-cash equity-based compensation expense and employer taxes paid related to equity incentive awards to certain employees.
(e)Represents fair value movements on earnout derivative liabilities during the periods.
(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $3 million and $7 million for the three months ended March 31, 2024 and 2023, respectively, and (ii) legal and professional services costs of $1 million and $5 million for the three months ended March 31, 2024 and 2023, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange gains of $8 million and $6 million for the three months ended March 31, 2024 and 2023, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $1 million and $1 million for the three months ended March 31, 2024 and 2023, respectively.

For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
The following is a discussion of our results of the consolidated statements of operations for the three months ended March 31, 2024 and 2023:
Revenues

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Travel revenue	$492	$467	$25	5%
Product and professional services revenue	118	111	7	7%
Total revenue	$610	$578	$32	6%

For the three months ended March 31, 2024, our total revenue increased by $32 million, or 6%, due to an increase in both Travel Revenue and Product and professional services revenue. The increase in total revenue was driven by increase in Transaction Growth, offset by a modest decline of 30bps in yield to 7.5% due to mix of non-TTV driven revenue and higher digital transactions. Yield is calculated as total revenue divided by TTV.

Travel Revenue increased by $25 million, or 5%, primarily due to 6% Transaction Growth offset by small decline in yield. Product and professional services revenue increased $7 million, or 7%, primarily due to $5 million increase in management fees and $2 million increased product and consulting revenue.

Cost of Revenue

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$245	$242	$3	1%

For the three months ended March 31, 2024, cost of revenue (excluding depreciation and amortization) increased by $3 million, or 1%, due to increased volume and spend to support Transaction Growth offset by cost savings initiatives.

Cost of revenue increase is primarily due to (i) additional traveler care costs of $11 million to manage the increase in transaction volume and (ii) $6 million due to increase in employee incentives and merit, offset by (iii) $12 million reduction in expenses largely due to cost savings initiatives.
Sales and Marketing

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Sales and marketing	$99	$103	$(4)	(3)%
For the three months ended March 31, 2024, sales and marketing expenses decreased by $4 million, or 3%, primarily resulting from cost saving initiatives.

Technology and Content

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Technology and content	$108	$101	$7	7%

For the three months ended March 31, 2024, technology and content costs increased by $7 million, or 7%, due to (i) increase in employee headcount to support our revenue growth and increase in employee incentives and merit of $5 million and (ii) $2 million increase to support growth plans in hotel acceleration and small and medium enterprise customer base.
General and Administrative

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
General and administrative	$86	$72	$14	20%

For the three months ended March 31, 2024, general and administrative expenses increased by $14 million, or 20%, primarily due to (i) $19 million related to mergers and acquisitions costs for the potential acquisition of CWT, offset by (ii) $4 million in benefits from cost saving initiatives.
Restructuring and Other Exit Charges
For the three months ended March 31, 2024, restructuring charges of $9 million related to employee severance costs due to reduction in workforce to improve operational efficiencies.
Depreciation and Amortization
For the three months ended March 31, 2024, depreciation and amortization increased marginally by $1 million, or 2%,
Interest Expense

For the three months ended March 31, 2024, interest expense decreased marginally by $1 million, or 1%. The increase in variable interest rates did not have material impact on us due to interest rate swaps and was further offset by decrease in fixed rate margins due to improved leverage ratios under the senior secured credit agreement.
Fair Value Movement on Earnout Derivative Liabilities
During the three months ended March 31, 2024, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $18 million to our consolidated statements of operations compared to a credit of $3 million during the three months ended March 31, 2023. The decrease in fair value of earnout derivative liability was mainly driven by the decrease in our stock price as of March 31, 2024.
Other Income, net
For the three months ended March 31, 2024, other income, net, increased by $2 million primarily due to favorable foreign exchange movement.
(Provision for) Benefit from Income Taxes
For the three months ended March 31, 2024 and 2023, we had income tax expense of $27 million and an income tax benefit of $8 million, respectively, and our effective tax rate was 333.78% and 23.88%, respectively. Our effective tax rate for the three months ended March 31, 2024 is higher than, the U.S. federal statutory corporate income tax rate of 21% due to an increase to the valuation allowance for deferred tax assets, non-deductible expenses and the U.S. base erosion minimum taxes. The impact of these items has a greater impact on the effective tax rate due to the low pre-tax net income.

Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities under the senior secured credit agreement as well as cash and cash equivalent balances on hand. As of March 31, 2024 and December 31, 2023, our cash and cash equivalent balances were $475 million and $476 million, respectively. During the three months ended March 31, 2024 and 2023, our net cash from (used in) operating activities was $49 million and $(77) million, respectively, and our Free Cash Flow was $24 million and $(109) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of March 31, 2024, we had $50 million of senior secured revolving credit facility that remained undrawn.
We believe our liquidity is important given the limited ability to predict our future financial performance due to the uncertainties of a potential economic slowdown due to prevailing adverse macro-economic conditions. In the past, we have taken several measures to preserve our liquidity (voluntary and involuntary redundancies, flexible workings, mandatory pay reductions, consolidating facilities, etc.), and entered into several financial transactions, including debt financing / refinancing transactions and going public. We further continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change increase / (decrease)
(in $ millions)	2024	2023	$
Net cash from (used in) operating activities	$49	$(77)	$126
Net cash used in investing activities	(25)	(32)	7
Net cash (used in) from financing activities	(10)	122	(132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	4	(9)
Net increase in cash, cash equivalents and restricted cash	$9	$17	$(8)
Cash Flows for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
As of March 31, 2024, we had $498 million of cash, cash equivalents and restricted cash, an increase of $9 million compared to December 31, 2023. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Operating Activities
For the three months ended March 31, 2024, net cash from operating activities was $49 million compared to $77 million of operating cash outflows for the three months ended March 31, 2023. The increase in cash flows from operating activities of $126 million was primarily due to favorable net change in working capital resulting from Egencia working capital optimization actions and timing of certain receipts and payments.
Investing Activities
During the three months ended March 31, 2024, cash used in investing activities decreased by $7 million primarily due to decreased investments in property and equipment.
Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities of $10 million was primarily due to: (i) $12 million cash paid for taxes withheld upon vesting of equity awards, offset by (ii) $4 million cash received from contributions for ESPP. During the three months ended March 31, 2023, net cash from financing activities of $122 million was primarily due to: (i) $131 million of proceeds received from borrowings under the senior secured tranche B-4 term loan facilities, net of discount, partially offset by (ii) $3 million repayment of principal amount of senior secured term loans and finance leases, and (iii) $8 million cash paid for taxes withheld upon vesting / exercise of equity awards.
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
Set forth below is a reconciliation of net cash from (used in) operating activities to Free Cash Flow.

	Three months ended March 31,		Change increase / (decrease)
(in $ millions)	2024	2023
Net cash from (used in) operating activities	$49	$(77)	$126
Less: Purchase of property and equipment	(25)	(32)	7
Free Cash Flow	$24	$(109)	$133
During the three months ended March 31, 2024, our Free Cash Flow improvement of $133 million was due to a $126 million increase in net cash from operating activities as discussed above and a decrease of $7 million of cash outflows related to purchases of property and equipment.

Net Debt
We define Net Debt as total debt outstanding consisting of the current and non-current portion of long-term debt, net of unamortized debt discount and unamortized debt issuance costs, minus cash and cash equivalents. Net Debt is a non-GAAP measure and may not be comparable to similarly named measures used by other companies. This measure is not a measurement of our indebtedness as determined under GAAP and should not be considered in isolation or as an alternative to assess our total debt or any other measures derived in accordance with GAAP or as an alternative to total debt. Management uses Net Debt to review our overall liquidity, financial flexibility, capital structure and leverage. Further, we believe that certain debt rating agencies, creditors and credit analysts monitor our Net Debt as part of their assessment of our business.
The following table summarizes our Net Debt position as of March 31, 2024 and December 31, 2023:

(in $ millions)	March 31, 2024	December 31, 2023
Current portion of long-term debt	$8	$7
Long-term debt, net of unamortized debt discount and debt issuance costs	1,355	1,355
Total debt, net of unamortized debt discount and debt issuance costs	1,363	1,362
Less: Cash and cash equivalents	(475)	(476)
Net Debt	$888	$886

During the three months ended March 31, 2024, Net Debt increased marginally by $2 million.
Debt Covenants

Our senior secured credit facility agreement contains customary restrictive financial and operating covenants. Under our credit agreement, our interest rate margin depends upon our leverage ratio calculated in a manner as provided under the credit agreement. Improvement in our leverage ratio resulted in decrease in our interest rate margins from 6.00% to 5.25% in the case of tranche B-3 and B-4 term loans and from 5.50% to 4.75% in the case of revolving credit facility. This would result in lowering our interest cost for the future periods and improving our liquidity. Any future changes to our leverage ratio beyond set thresholds under the credit agreement could increase or decrease our interest rate margins.
As of March 31, 2024, we were in compliance with all applicable covenants under the senior secured credit agreement.
Debt Ratings

As of March 31, 2024, the Company’s long-term debt was rated “B+” by Standard & Poor’s Financial Services LLC (“S&P”). During the three months ended March 31, 2024, the outlook on our long-term debt is changed to "Positive". In assessing our credit strength, we believe that S&P considered, among other things, our market share gains and strong operating performance. Although we currently believe our long-term debt ratings will remain Positive, we cannot guarantee the future actions of S&P. Our debt ratings have a direct impact on our future borrowing costs, and access to capital markets.
Contractual Obligations and Commitments
There has been no material change to our contractual obligations and commitments as compared to those disclosed in our Annual Report on Form 10-K .
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
For the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, adopted and not yet adopted by us, see note 2 - Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Form 10-Q.
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
There were no material changes in our market risks during the three months ended March 31, 2024 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.

ITEM 4. Controls and Procedures
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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, management has concluded that as of such date, our disclosure controls and procedures were not effective, due to a material weakness in internal control over financial reporting described below.

Due to the material weakness described below, management completed additional procedures prior to filing this Quarterly Report. Based on these procedures, management believes that our consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Our principal executive officer and principal financial officer have certified that, based on such officers' knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report.

As previously disclosed in our Annual Report on Form 10-K , the Company identified deficiencies in its internal control over financial reporting related to the Egencia business, which we acquired on November 1, 2021. Certain revenue and procurement processes and procedures of the Egencia business, which was owned by Expedia prior to our acquisition, were carried out by Expedia under the transition services agreement. The Company has lack of oversight of these outsourced revenue and procurement processes and related controls, including general information technology ("IT") controls and IT application controls, that are used in the preparation of Egencia’s financial results. As a result, management has concluded the lack of oversight of such outsourced processes and controls is a material weakness as of March 31, 2024.

Remediation Efforts to Address Material Weakness

Our material weakness is related to the processes of recording of client revenue and payment of certain vendors of Egencia business and Egencia client receivables. We are currently working to remediate the material weakness, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. We expect to achieve remediation through the integration of key applications and processes for the Egencia business into the Company’s legacy control environment. The integration of the Egencia key applications and processes into the Company’s existing applications and processes has commenced and is expected to be completed in 2024 at which point the Company will no longer be reliant on the outsourced processes and controls. Therefore, the material weakness will not be considered remediated until the integration is complete and applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in internal control over financial reporting
Other than with respect to the ongoing remediation efforts on Egencia's client revenue process and payment of vendor process, including related general IT controls and IT application controls, there were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For the three months ended March 31, 2024, there were no material changes to the risk factors presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors, other than as reflected in the risk factors below. For further discussion of other risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section title Risk Factors in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

We may not complete the acquisition of CWT within the time frame we anticipate or at all.

The completion of the acquisition of CWT is subject to a number of conditions, including regulatory approvals. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. In addition, the terms and conditions of the required regulatory authorizations and consents for the acquisition that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of business after the transaction or materially delay the completion of the acquisition. A delay in completing the acquisition could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated timeframe. This delay could result in additional transaction costs or in other negative effects associated with uncertainty about completion of the acquisition.

The CWT acquisition may cause our financial results to differ from our expectations or the expectations of the investment community, we may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt our current plans or operations.

The success of the CWT acquisition will depend, in part, on ours ability to successfully integrate the business of CWT and realize the anticipated benefits, including the anticipated synergies. Difficulties in integrating CWT may result in the failure to realize anticipated synergies in the expected timeframe, in operational challenges, and in the diversion of management’s attention from ongoing business concerns as well as in unforeseen expenses associated with the acquisition, which may have an adverse impact on our financial results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

Exhibit Number	Description
2.1#
Agreement and Plan of Merger, dated as of March 24, 2024, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2024).

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
10.1#^
Amended and Restated Shareholders Agreement, dated as of January 11, 2024, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express International, Inc., EG Corporate Travel Holdings LLC, QH Travel L.P. and Juweel Investors (SPC) Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024).

10.2#
Letter Agreement, dated as of January 11, 2024, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express International, Inc., EG Corporate Travel Holdings LLC, QH Travel L.P., Juweel Investors (SPC) Limited and the Specified Juweel Investors (as defined therein) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024).

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
_____________________________________________________________
*Filed herewith
**Furnished herewith
#     The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and Item 601(b)(2). The Company agrees to furnish supplementally a copy of such exhibits and schedules, or any section thereof, to the SEC upon its request.
^ Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601 because they are both (i) not material to investors and (ii) the type of information that the registrant customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The registrant agrees to furnish supplementally an unredacted copy of the Exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Business Travel Group, Inc.

Date: May 7, 2024	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)