Form 10-Q
period 2024-06-30
Global Business Travel Group, Inc.
filed 2024-08-06
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of August 2, 2024, the registrant had 473,270,936 shares of Class A common stock, par value $0.0001 per share outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$515	$476
Accounts receivable (net of allowance for credit losses of $13 and $12 as of June 30, 2024 and December 31, 2023, respectively)	712	726
Due from affiliates	50	42
Prepaid expenses and other current assets	171	116
Total current assets	1,448	1,360
Property and equipment, net	231	232
Equity method investments	13	14
Goodwill	1,207	1,212
Other intangible assets, net	505	552
Operating lease right-of-use assets	49	50
Deferred tax assets	268	281
Other non-current assets	61	50
Total assets	$3,782	$3,751
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$333	$302
Due to affiliates	46	39
Accrued expenses and other current liabilities	479	466
Current portion of operating lease liabilities	14	17
Current portion of long-term debt	7	7
Total current liabilities	879	831
Long-term debt, net of unamortized debt discount and debt issuance costs	1,358	1,355
Deferred tax liabilities	5	5
Pension liabilities	168	183
Long-term operating lease liabilities	52	55
Earnout derivative liabilities	69	77
Other non-current liabilities	33	33
Total liabilities	2,564	2,539
Commitments and Contingencies (see note 8)
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 472,863,167 shares and 467,092,817 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	2,772	2,748
Accumulated deficit	(1,430)	(1,437)
Accumulated other comprehensive loss	(128)	(103)
Total equity of the Company’s shareholders	1,214	1,208
Equity attributable to non-controlling interest in subsidiaries	4	4
Total shareholders’ equity	1,218	1,212
Total liabilities and shareholders’ equity	$3,782	$3,751
_____________________________________________________________

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in $ millions, except share and per share data)	2024	2023	2024	2023
Revenue	$625	$592	$1,235	$1,170
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	247	243	492	485
Sales and marketing	99	102	198	205
Technology and content	112	103	220	204
General and administrative	80	86	166	158
Restructuring and other exit (reversals) charges	(3)	7	6	30
Depreciation and amortization	48	49	95	95
Total operating expenses	583	590	1,177	1,177
Operating income (loss)	42	2	58	(7)
Interest income	2	—	2	—
Interest expense	(32)	(35)	(65)	(69)
Fair value movement on earnout derivative liabilities	(10)	(19)	8	(16)
Other (loss) income, net	(1)	(5)	6	—
Income (loss) before income taxes	1	(57)	9	(92)
Benefit from (provision for) income taxes	26	2	(1)	10
Net income (loss)	27	(55)	8	(82)
Less: net income (loss) attributable to non-controlling interests in subsidiaries	1	(41)	1	(66)
Net income (loss) attributable to the Company’s Class A common stockholders	$26	$(14)	$7	$(16)
Basic income (loss) per share attributable to the Company’s Class A common stockholders	$0.06	$(0.23)	$0.01	$(0.27)
Weighted average number of shares outstanding - Basic	464,602,244	61,852,280	463,003,146	61,118,570
Diluted income (loss) per share attributable to the Company’s Class A common stockholders	$0.06	$(0.23)	$0.01	$(0.27)
Weighted average number of shares outstanding - Diluted	470,655,337	61,852,280	468,618,232	61,118,570
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2024	2023	2024	2023
Net income (loss)	$27	$(55)	$8	$(82)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	(2)	4	(26)	13
Unrealized gains on cash flow hedge, net of tax:
Unrealized gains on cash flow hedges arising during the period	—	14	5	3
Unrealized gains on cash flow hedges reclassified to interest expense	(2)	(2)	(4)	(4)
Amortization of actuarial gain and prior service cost to net periodic pension cost, net of tax	—	(1)	—	(1)
Other comprehensive (loss) income, net of tax	(4)	15	(25)	11
Comprehensive income (loss)	23	(40)	(17)	(71)
Less: Comprehensive income (loss) attributable to non-controlling interests in subsidiaries	1	(28)	1	(57)
Comprehensive income (loss) attributable to the Company’s Class A common stockholders	$22	$(12)	$(18)	$(14)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in $ millions)	2024	2023
Operating activities:
Net income (loss)	$8	$(82)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	95	95
Deferred tax charge (benefit)	12	(13)
Equity-based compensation	38	41
Allowance for credit losses	4	7
Fair value movement on earnout derivative liabilities	(8)	16
Other	(5)	5
Changes in working capital:
Accounts receivable	(10)	(193)
Prepaid expenses and other current assets	(66)	(36)
Due from affiliates	(10)	—
Due to affiliates	7	8
Accounts payable, accrued expenses and other current liabilities	71	135
Defined benefit pension funding	(14)	(14)
Net cash from (used in) operating activities	122	(31)
Investing activities:
Purchase of property and equipment	(49)	(59)
Other	5	(5)
Net cash used in investing activities	(44)	(64)
Financing activities:
Proceeds from senior secured term loans	—	131
Repayment of senior secured term loans	(1)	(1)
Contributions for ESPP and proceeds from exercise of stock options	5	2
Payment of taxes withheld on vesting of equity awards	(19)	(8)
Repayment of other debt and finance lease obligations	(1)	(2)
Payment of debt financing costs	—	(2)
Other	(1)	3
Net cash (used in) from financing activities	(17)	123
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	4
Net increase in cash, cash equivalents and restricted cash	52	32
Cash, cash equivalents and restricted cash, beginning of period	489	316
Cash, cash equivalents and restricted cash, end of period	$541	$348
Supplemental cash flow information:
Cash paid for income taxes, net	$1	$—
Cash paid for interest (net of interest received)	$65	$70
Non-cash additions for operating lease right-of-use assets	$7	$5
Non-cash additions for finance lease	$2	$3
Issuance of shares to settle liability	—	$4

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$515	$476
Restricted cash (included in other non-current assets)	26	13
Cash, cash equivalents and restricted cash	$541	$489
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount
Balance as of December 31, 2023	467,092,817	—	$2,748	$(1,437)	$(103)	$1,208	$4	$1,212
Equity-based compensation	—	—	18	—	—	18	—	18
Shares issued, net, on vesting of equity awards and pursuant to ESPP (see note 11)	8,732,539	—	4	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(3,208,148)	—	(19)	—	—	(19)	—	(19)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(19)	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	(21)	(21)	—	(21)
Balance as of March 31, 2024	472,617,208	—	$2,751	$(1,456)	$(124)	$1,171	$3	$1,174
Equity-based compensation	—	—	20	—	—	20	—	20
Shares issued, net, on vesting/exercise of equity awards (see note 11)	245,959	—	1	—	—	1	—	1
Net income	—	—	—	26	—	26	1	27
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)	—	(4)
Balance as of June 30, 2024	472,863,167	—	$2,772	$(1,430)	$(128)	$1,214	$4	$1,218

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount	Number	Amount
Balance as of December 31, 2022	67,753,543	—	394,448,481	—	$334	$(175)	$(7)	$152	$1,219	$1,371
Equity-based compensation	—	—	—	—	19	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards (see note 11)	2,849,386	—	—	—	1	—	—	1	—	1
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(1,103,937)	—	—	—	(8)	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(2)	—	(2)	(25)	(27)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2023	69,498,992	—	394,448,481	—	$346	$(177)	$(7)	$162	$1,190	$1,352
Equity-based compensation	—	—	—	—	22	—	—	22	—	22
Shares issued, net, on vesting of / exercise of equity awards (see note 11)	355,125	—	—	—	1	—	—	1	—	1
Shares issued to settle liability (see note 16)	575,409	—	—	—	4	—	—	$4	—	4
Net loss	—	—	—	—	—	(14)	—	(14)	(41)	(55)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2	13	15
Balance as of June 30, 2023	70,429,526	—	394,448,481	—	$373	$(191)	$(5)	$177	$1,162	$1,339

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Business Description and Basis of Presentation
Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries (GBTG together with its consolidated subsidiaries, the "Company"), including GBT JerseyCo Limited (“GBT JerseyCo”), is a leading business-to-business software and services company in travel, expense and meetings & events. The Company provides a platform serving travel primarily for business purposes and a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation providers and aggregators) and third-party travel agencies. The Company manages end-to-end logistics of business travel and provides a link between businesses and their employees, travel suppliers, and other industry participants.
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

The transaction is expected to be completed in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals.
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

(2)    Recently Issued Accounting Pronouncements
Accounting Pronouncements - Adopted
The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2024.
Accounting Pronouncements - Not Yet Adopted
There were no new accounting standards or pronouncements that were issued during the six months ended June 30, 2024 that the Company expects to have a material impact on its consolidated financial statements. However, the Company has yet to adopt the following accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB").
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

Climate rules

In March 2024, the SEC adopted final rules under Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors" (the “Climate Rules”). The Climate Rules require quantitative and qualitative disclosure of certain climate-related information in registration statements and annual reports filed. These disclosures

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
include financial statement footnote disclosure related to the effects of certain severe weather events and other natural conditions. In April 2024, the SEC issued an order staying the Climate Rules pending completion of a judicial review of certain petitions challenging their validity. The Company is currently evaluating the impact of the Climate Rules on its consolidated financial statements.
(3)    Revenue from Contracts with Customers
The Company disaggregates revenue based on (i) Travel Revenue which includes all revenue relating to servicing a transaction, which can be an air, hotel, car rental, rail or other travel-related booking or reservation, and (ii) Product and Professional Services Revenue which includes all revenue relating to using the Company’s platform, products and value-added services. The following table presents the Company’s disaggregated revenue by nature of service. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2024	2023	2024	2023
Travel revenue	$506	$479	$998	$946
Product and professional services revenue	119	113	237	224
Total revenue	$625	$592	$1,235	$1,170
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
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of June 30, 2024	$711	$17	$18
Balance as of December 31, 2023	$725	$9	$19

Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the six months ended June 30, 2024, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $12 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2023.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. The Company did not have any material transaction price allocated to performance obligations under the contracts over one year that remain unsatisfied as at June 30, 2024.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

(in $ millions)	June 30, 2024	December 31, 2023
Prepaid technology costs	$48	$36
Prepaid travel expenses	47	13
Income tax receivable	31	12
Value added and similar taxes receivables	10	10
Other prepayments and receivables	35	45
Prepaid expenses and other current assets	$171	$116
(5)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	June 30, 2024	December 31, 2023
Accrued operating expenses	$176	$160
Accrued payroll and related costs	170	184
Client deposits	75	53
Accrued restructuring costs (see note 6)	19	30
Deferred revenue	18	19
Value added and similar taxes payable	10	12
Other payables	11	8
Accrued expenses and other current liabilities	$479	$466
(6)    Restructuring, Exit and Related Charges
From time-to-time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency. The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the six months ended June 30, 2024:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Total
Balance as of December 31, 2023	$26	$4	$30
Accruals	6	—	6
Cash settled	(16)	(1)	(17)
Balance as of June 30, 2024	$16	$3	$19

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	June 30, 2024	December 31, 2023
Senior Secured Credit Agreement
Principal amount of senior secured initial term loans (Maturity – August 2025)	$236	$237
Principal amount of senior secured tranche B-3 term loans (Maturity – December 2026)	1,000	1,000
Principal amount of senior secured tranche B-4 term loans (Maturity – December 2026)	135	135
Principal amount of senior secured revolving credit facility (Maturity – September 2026)	—	—
Other borrowings	7	6
	1,378	1,378
Less: Unamortized debt discount and debt issuance costs	(13)	(16)
Total debt, net of unamortized debt discount and debt issuance costs	1,365	1,362
Less: Current portion of long-term debt	(7)	(7)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,358	$1,355

On July 26, 2024 (the “Refinancing Date”), GBTG and GBT US III LLC, a wholly-owned subsidiary of GBTG (the "Initial Borrower") entered into an amended and restated credit agreement (the “A&R Credit Agreement”) which provides for $1,400 million senior secured first lien term loan facility (the “Term Loan Facility”, and the loans thereunder, the “Term Loans”) and a $360 million senior secured first lien revolving credit facility (the “Revolving Credit Facility”, and the loans thereunder, the “Revolving Loans”). The Term Loans were drawn in full on the Refinancing Date, and the proceeds therefrom were used, in part, to repay in full the outstanding principal amount of all tranches of term loans outstanding, including any accrued interest and breakage fees, under its then existing senior secured credit agreement ("Original Credit Agreement"). See note 17 - Subsequent Events.
During each of the six months ended June 30, 2024 and 2023, the Company repaid the contractual quarterly installment of $1 million of the principal amount of senior secured initial term loans. As of June 30, 2024 and December 31, 2023, interest on initial term loans was based on synthetic LIBOR plus 2.50%.
Under the Original Credit Agreement, the tranche B-3 and B-4 term loans accrued interest at a variable interest rate based on secured overnight financing rate ("SOFR") plus 0.10% ("Adjusted SOFR") plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the senior secured revolving credit facility accrued interest at a variable interest rate based on Adjusted SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. Adjusted SOFR floor of 1.00% applied to the tranche B-3 and tranche B-4 term loans and borrowings under the senior secured revolving credit facility. Improvement in the Company's leverage ratio, computed in a manner as provided in the Original Credit Agreement, resulted in a decrease in its interest rate margins during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, (i) interest on each of tranche B-3 and tranche B-4 term loans was based on Adjusted SOFR plus 5.25% and Adjusted SOFR plus 6.00%, respectively, and (ii) interest on the revolving credit facility was based on Adjusted SOFR plus 4.75% and Adjusted SOFR plus 5.50%, respectively.
Further, under the Original Credit Agreement, the senior secured revolving credit facility had (i) a $30 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $10 million sublimit for letters of credit, and (iii) a $10 million sublimit for swingline borrowings. Extensions of credit under the senior secured revolving credit facility were subject to customary borrowing conditions. The Company was required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of June 30, 2024, the Company had a balance of $50 million that remained undrawn under the senior secured

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
revolving credit facility. As of December 31, 2023, the Company had utilized $7 million for letters of credit and had the balance of $43 million that remained undrawn under the senior secured revolving credit facility.
Interest on the senior secured credit facilities under the Original Credit Agreement was payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period). The effective interest rate on the senior secured term loans under the Original Credit Agreement for the six months ended June 30, 2024 was approximately 11.0%.
Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.
Security; Guarantees
GBT UK TopCo Limited, a wholly-owned indirect subsidiary of GBTG, and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with GBT Group Services B.V. (a wholly-owned indirect subsidiary of GBTG and the borrower under the Original Credit Agreement), the “Loan Parties”), provided an unconditional guarantee, on a joint and several basis, of all obligations under the senior secured credit facilities and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of the Consolidated EBITDA (as defined in the Original Credit Agreement) of the Loan Parties and their subsidiaries must have been attributable, in the aggregate, to the Loan Parties and their subsidiaries for the four prior fiscal quarters. Further, the lenders had a first priority security interest in substantially all of the assets of the Loan Parties.
Covenants
The Original Credit Agreement contained various affirmative and negative covenants, including certain financial covenants (see below) and limitations (subject to exceptions) on the ability of the Loan Parties and their subsidiaries to: (i) incur indebtedness or issue preferred stock; (ii) incur liens on their assets; (iii) consummate certain fundamental changes (such as acquisitions, mergers, liquidations or changes in the nature of the business); (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to, or repurchase, any equity interests of any Loan Party or any equity interests of any direct or indirect parent company or subsidiary of any Loan Party; (vi) make investments, loans or advances; (vii) enter into transactions with affiliates and certain other permitted holders; (viii) modify the terms of, or prepay, any of their subordinated or junior lien indebtedness; (ix) make certain changes to a Loan Party’s entity classification for U.S. federal income tax purposes or certain intercompany transfers of a Loan Party’s assets if, as a result thereof, an entity would cease to be a Loan Party due to adverse tax consequences; (x) enter into swap contracts; and (xi) enter into certain burdensome agreements.
The Original Credit Agreement also required that an aggregate amount of Liquidity (as defined in the Original Credit Agreement) equal to at least $200 million be maintained as of the end of each calendar month. Liquidity was calculated as the aggregate amount of unrestricted cash and cash equivalents of the Loan Parties and their subsidiaries plus, under certain circumstances, the unused amount available to be drawn under the senior secured revolving credit facility.
The Original Credit Agreement also contained an additional financial covenant applicable solely to the senior secured revolving credit facility. Such financial covenant required the first lien net leverage ratio (calculated in a manner set forth under the Original Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the senior secured revolving credit facility exceeded 35% of the aggregate principal amount of the senior secured revolving credit facility. The Original Credit Agreement provided that such financial covenant would be suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the Original Credit Agreement) had occurred and the Loan Parties were unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the period ended June 30, 2024.
As of June 30, 2024, the Loan Parties (as defined under the Original Credit Agreement) and their subsidiaries were in compliance with all applicable covenants under the Original Credit Agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Events of Default
The Original Credit Agreement contained default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Original Credit Agreement or other enforcement actions customary for facilities of this type. As of June 30, 2024, no event of default existed under the Original Credit Agreement.
(8)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2024, the Company had approximately $205 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $88 million relates to the twelve months ending June 30, 2025. These purchase commitments extend through 2031.
Guarantees
The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $28 million. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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
(9)    Income Taxes

For the three and six months ended June 30, 2024, the Company’s benefit from (provision for) income tax expense was $26 million and $(1) million, respectively. GBTG’s effective tax rate for the three and six months ended June 30, 2024 is different than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets, certain U.S. minimum taxes, non-deductible expenses, and non-taxable income. The impact of these items has a large impact on the effective tax rate due to the low pre-tax net income.

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
The earnout shares held by stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”). Such guidance provides that because the earnout shares do not meet the criteria for equity treatment thereunder, earnout shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout shares liability is adjusted to its fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility (see note 15 – Fair Value Measurements).
As of June 30, 2024 the fair value of the earnout shares derivative liability was estimated to be $69 million. The Company recognized a loss (gain) on the fair value change in earnout shares derivative liability of $10 million and $(8) million in its consolidated statement of operations for the three and six months ended June 30, 2024, respectively. The Company recognized a loss on the fair value change in earnout shares derivative liability of $19 million and $16 million in its consolidated statement of operations for the three and six months ended June 30, 2023, respectively.
(11)    Equity-Based Compensation
Management Incentive Plan
There has been no material movement in the Company's issued and outstanding stock options during the six months ended June 30, 2024.
2022 Equity Incentive Plan
During the six months ended June 30, 2024, as part of its annual grant program, the Company granted 12 million RSUs under the 2022 Equity Incentive Plan to certain of its key employees and directors. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.
The table below presents the activity of the Company’s RSUs for the six months ended June 30, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2023	24,435,324	$6.86
Granted	12,184,920	$5.53
Forfeited	(767,955)	$6.38
Vested	(8,084,332)	$6.88
Balance as of June 30, 2024	27,767,957	$6.28

During the six months ended June 30, 2024, the vested RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 3,208,148 shares were withheld and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
closing stock price. Total employees’ tax obligations to taxing authorities was $19 million which was paid during the six months ended June 30, 2024 and is reflected as a financing activity within the consolidated statements of cash flows.
Employee Stock Purchase Plan (“ESPP”)
During the six months ended June 30, 2024, 836,269 shares were issued under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended June 30, 2024 and 2023 amount to $20 million and $22 million, respectively ($15 million and $16 million, net of taxes, respectively), and (ii) for the six months ended June 30, 2024 and 2023 amount to $38 million and $41 million, respectively ($29 million and $30 million, net of taxes, respectively) and were included as follows:

(in $ millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue (excluding depreciation and amortization)	$1	$1	$2	$2
Sales and marketing	6	11	10	18
Technology and content	6	5	10	8
General and administrative	7	5	16	13
Total	$20	$22	$38	$41
As of June 30, 2024, the Company expects compensation expense related to (i) unvested stock options of approximately $1 million to be recognized over the remaining weighted average period of less than 1 year and (ii) unvested RSUs of approximately $129 million to be recognized over the remaining weighted average period of 2 years.
(12)    Shareholders’ Equity
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

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge and hedge of investments in foreign subsidiary	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(56)	$(63)	$16	$(103)
Net changes during the period, net of tax benefit of $0	(26)	—	1	(25)
Balance as of June 30, 2024	$(82)	$(63)	$17	$(128)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge and hedge of investments in foreign subsidiary	Total accumulated other comprehensive loss
Balance as of December 31, 2022	$(10)	$(1)	$4	$(7)
Net changes during the period, net of tax benefit of $0	13	(1)	(1)	11
Allocated to non-controlling interest	(11)	1	1	(9)
Balance as of June 30, 2023	$(8)	$(1)	$4	$(5)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Amounts in accumulated other comprehensive loss are presented net of the related tax impact. Reclassifications out of accumulated other comprehensive losses related to amortization of (i) actuarial gains (losses) and prior service costs (component of net periodic pension benefit (cost)) is included within other income (loss), net, and (ii) gain on termination of cash flow hedge is included within interest expense, in the Company’s consolidated statements of operations.
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
The Company has excluded approximately (i) 11 million and 21 million of stock options for the three and six months ended June 30, 2024 and 2023, respectively, as their inclusion would have resulted in anti-dilutive effect on earnings (loss) per share and (ii) 1 million and 26 million of RSUs for the three months ended June 30, 2024 and 2023, respectively, and 2 million and 26 million of RSUs for the six months ended June 30, 2024 and 2023, respectively, as their inclusion would have resulted in anti-dilutive effect on earnings (loss) per share.
The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator – Basic and diluted income (loss) per share:
Net income (loss) attributable to the Company’s Class A common stockholders (A)	$26	$(14)	$7	$(16)
Add: Net income (loss) attributable to non-controlling interests in subsidiaries	—	(41)	—	(66)
Net income (loss) attributable to the Company’s Class A common stockholders - Diluted (B)	$26	$(55)	$7	$(82)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	464,602,244	61,852,280	463,003,146	61,118,570
Dilutive effect of RSUs	5,512,310	—	5,257,359	—
Dilutive effect of stock options	540,783	—	357,727	—
Weighted average number of Class A Common Stock outstanding – Diluted (D)	470,655,337	61,852,280	468,618,232	61,118,570

Basic income (loss) per share attributable to the Company’s Class A common stockholders: (A) / (C)	$0.06	$(0.23)	$0.01	$(0.27)

Diluted income (loss) per share attributable to the Company’s Class A common stockholders: (B) / (D)	$0.06	$(0.23)	$0.01	$(0.27)
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
Interest Rate Swap
The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. The Company had interest rate risk primarily related to its senior secured term loans under the Original Credit Agreement which bore interest at a variable rate that was based on synthetic LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). Upon refinancing, the Company has interest rate risk primarily related to its Term Loans and Revolving Loans (see note 17 - Subsequent Events) which bear interest at a variable rate based on SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). In order to protect against potential higher interest costs resulting from anticipated increases in the benchmark rates, GBT Group Services B.V., a wholly-owned subsidiary of GBTG, has entered into interest rate swap contracts (discussed below) that fixed the benchmark interest rate with respect to a portion of the term loans.
In June 2022, the Company entered into an interest rate swap contract (subsequently amended in March 2023) for a notional amount of $600 million. The terms of this agreement require the Company to receive a variable rate of three months Adjusted SOFR, and pay fixed rate of 3.6800%. This contract matures in March 2025.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Earnout Shares
GBTG has issued and outstanding earnout shares (see note 10 – Earnout Shares) which are accounted for as derivative instruments. As of June 30, 2024, the total number of earnout shares issued and outstanding were approximately 23 million.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$7	$7
Interest rate swaps	Other non-current (liabilities)	$—	$(5)
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	$69	$77
The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income (loss):

	Amount of gain/(loss) recognized in other comprehensive income (loss)				Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023		2024	2023	2024	2023
Derivatives designated as hedging instruments
Interest rate swap	$—	$14	$5	$3	NA	—	—	—	—
Interest rate swaps re-classed to consolidated statements of operations	(2)	(2)	(4)	(4)	Interest expense	$2	$2	$4	$4
Derivatives not designated as hedging instruments
Earnout Shares	—	—	—	—	Fair value movement on earnout derivative liabilities	(10)	(19)	8	(16)
						$(8)	$(17)	$12	$(12)
The total gain of $6 million on the interest rate swap contract is expected to be reclassified to net earnings as a credit to interest expense within the next 12 months.

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
As of June 30, 2024, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps and non-employee earnout shares. The fair value of the Company’s interest rate swaps has been primarily calculated by using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of non-employee earnout shares is determined using the Monte Carlo valuation method.
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Interest rate swaps asset	Level 2	$7	$7
Interest rate swap liability	Level 2	—	(5)
Non-employee earnout shares	Level 3	(69)	(77)
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
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	June 30, 2024	December 31, 2023
Stock price ($)	$6.60	$6.45
Risk-free interest rate	4.54%	3.98%
Volatility	45.0%	47.5%
Expected term (years)	2.9	3.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$3.39	$3.71
Fair value ($) (per earnout share – Tranche 2)	$2.60	$3.02

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in Level 3 financial liabilities measured at fair value during the six months June 30, 2024:

(in $ millions)	Earnout Shares
Balance as of December 31, 2023	$77
Change in fair value	(8)
Balance as of June 30, 2024	$69
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
The fair values of the Company’s outstanding senior secured term loans are as follows:

		June 30, 2024		December 31, 2023
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured initial term loans	Level 2	$234	$235	$234	$236
Senior secured tranche B-3 term loans	Level 3	$992	$1,010	$990	$1,013
Senior secured tranche B-4 term loans	Level 3	$132	$136	$132	$137
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
Commercial Agreements
The Company has various commercial agreements with affiliates of American Express International, Inc. ("American Express"). In respect of such agreements, included in the operating costs are costs of approximately $11 million and $8 million for the three months ended June 30, 2024 and 2023, respectively, and costs of $19 million and $15 million for charges from affiliates of American Express for the six months ended June 30, 2024 and 2023, respectively. Revenues also include revenue from affiliates of American Express of approximately $2 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and revenue of $4 million and $12 million for the six months ended June 30, 2024 and 2023, respectively. Amounts payable to affiliates of American Express under these agreements, which include amounts collected by the Company on behalf of affiliates of American Express, as of June 30, 2024 and December 31, 2023, were $35 million and $25 million, respectively. Amounts receivable from affiliates of American Express under these agreements were $1 million and $15 million as of June 30, 2024 and December 31, 2023, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In November 2021, the Company and an affiliate of EG Corporate Travel Holdings LLC (“Expedia") entered into a ten-year term marketing partner agreement to provide the Company’s corporate clients with access to Expedia and it's affiliates' hotel content. As a result of this agreement, the Company recognized revenue of $58 million and $44 million for the three months ended June 30, 2024 and 2023, respectively, and $98 million and $82 million for the six months ended June 30, 2024 and 2023, respectively. The Company had $49 million and $20 million receivable from the affiliate of Expedia as of June 30, 2024 and December 31, 2023, respectively.

In November 2021, the Company and an affiliate of Expedia entered into a Transition Services Agreement (as amended from time to time) pursuant to which the affiliate of Expedia provided certain transition services to the Company through April 30, 2024 to facilitate an orderly transfer of Egencia from the Expedia affiliate to the Company. On May 1, 2024, the parties entered into an Operating Agreement whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months. The total cost charged to the Company for the three months ended June 30, 2024 and 2023, was approximately $5 million and $6 million, respectively, and for the six months ended June 30, 2024 and 2023, was $9 million and $14 million, respectively, which was included in the Company’s consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the Company had a payable to an affiliate of Expedia of $4 million and $3 million, respectively. Further, as of June 30, 2024 and December 31, 2023, Egencia had a net receivable of $0 million and $5 million, respectively, from affiliates of Expedia, primarily on account of net cash collected from customers by affiliates of Expedia on behalf of Egencia.
As of June 30, 2024 and December 31, 2023, the Company had $7 million and $11 million payable to an affiliate of Expedia on account of a loss contingency recognized in 2022.
License of American Express Trademarks
In May 2022, the Company and an affiliate of American Express entered into a long-term, 11-year amended and restated trademark license agreement (unless earlier terminated or extended) pursuant to which the affiliate of GBTG was granted an exclusive, non-assignable, worldwide, royalty-free license to use, and the right to sublicense to all wholly-owned operating subsidiaries of GBTG and other permitted sublicensees the right to use, the American Express trademarks used in the American Express Global Business Travel and American Express GBT Meetings & Events brands for business travel, meetings and events, business consulting and other services related to business travel (“Business Travel Services”). The amended and restated trademark license agreement also provides GBTG the flexibility to operate non-Business Travel Services businesses under brands that do not use any trademarks owned by American Express, subject to certain permissibility and other requirements.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Shareholders Agreement also sets out the composition and appointment of the GBTG Board, and provides for various provisions for transfer of shares, shareholder rights and termination of such rights.
Loan to equity affiliate
As of December 31, 2023, the Company had a loan receivable of $5 million from one of its equity affiliates which was received in June 2024.
(17) Subsequent Events

Amended and Restated Senior Secured Credit Agreement

On the Refinancing Date, GBTG and the Initial Borrower, entered into the A&R Credit Agreement which provides for a $1,400 million Term Loan Facility and a $360 million Revolving Credit Facility. The A&R Credit Agreement amended and restated the Original Credit Agreement.

Term Loan Facility

The Term Loans, in an aggregate principal amount of $1,400 million, were drawn in full on the Refinancing Date, and the proceeds therefrom were used to repay in full the loans and other outstanding obligations (including related make-whole premium and other fees and expenses) under the Original Credit Agreement. The repayment of term loans under the Original Credit Agreement resulted in a loss on early extinguishment of debt of approximately $40 million. There were no unutilized term loan commitments under the A&R Credit Agreement after giving effect to such drawing on the Refinancing Date. The Term Loans mature on July 26, 2031. Principal amounts outstanding under the Term Loans are required to be repaid on a quarterly basis at an amortization rate of 1.00% per annum, with the balance due at maturity.

At the option of the Initial Borrower, amounts borrowed under one or more of the Term Loan Facility may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (i) a prepayment premium of 1% of the principal amount of the Term Loans subject to certain repricing transactions occurring prior to January 26, 2025 and (ii) customary breakage costs in connection with certain prepayments of loans). Further, subject to certain exceptions set forth in the A&R Credit Agreement, the Initial Borrower is required to prepay loans under the Term Loan Facility with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (calculated in a manner set forth in the A&R Credit Agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.

Revolving Credit Facility

The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the A&R Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower (upon prior written notice), amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans).

Interest and Certain Fees

The Term Loans and the Revolving Loans (collectively, the “Loans”) will bear interest based on SOFR (or an alternative reference rate for amounts denominated in a currency other than U.S. dollars), or, at the Initial Borrower’s option, in the case of amounts denominated in U.S. dollars, at the Base Rate (as defined in the A&R Credit Agreement), plus, as applicable, a margin of (i) in the case of Term Loans, 3.00% per annum for SOFR-based Loans (or 2.00% per annum for Base Rate-based Loans) and (ii) in the case of the Revolving Loans, 2.75% per annum for SOFR-based Loans (or 1.75% per annum for Base Rate-based Loans).

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Initial Borrower is required to pay, quarterly in arrears, a fee based on the average daily unused commitments under the Revolving Credit Facility of 0.375% per annum, with a single step-down to 0.25% per annum upon an upgrade of the Initial Borrower’s debt rating from specified credit rating agencies on or prior to the first anniversary of the closing of the potential acquisition of CWT. The Initial Borrower is also obligated to pay a customary agency fee and other customary fees described in the A&R Credit Agreement.

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
•our ability to complete any potential acquisition in a timely manner or at all;
•our ability to recognize the anticipated benefits of any future acquisition, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;
•risks related to, or unexpected liabilities that arise in connection with, any future acquisition or the integration of any acquisition; and
•other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 13, 2024 ("Annual Report on Form 10-K").

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
Overview
We operate American Express Global Business Travel, a leading business-to-business software and services company in travel, expense and meetings & events. We provide a full suite of differentiated, technology-enabled solutions to business travelers and business clients, suppliers of travel content (such as airlines, hotels, ground transportation providers and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver unrivaled choice, value and experience, and our brand promise.

We service our clients in the following ways:

•The Amex GBT Marketplace is our proprietary capability to provide travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners (defined below). We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing the complex needs of, our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients, delivering access to extensive and competitive content including exclusive negotiated content.

•Our award-winning client facing travel and expense solutions are built to deliver business value through optimized user experiences across business travel and are comprised of Neo1, Egencia, Select, Neo and Ovation. These solutions are accessible over web and mobile interfaces, powered by our data management infrastructure and built by our dedicated product engineering team who is committed to driving technical innovation across the business travel industry.

•GBT Partner Solutions is our program whereby we extend our platform to third-party travel management companies and independent advisors (collectively, "Network Partners"), by offering them access to our differentiated content and technology, global servicing capabilities and leading content marketplace ("GBT Partner Solutions"). Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic and segment footprint.
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
The transaction is expected to be completed in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals.
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

	Three months ended June 30,		Change increase/(decrease)		Six months ended June 30,		Change increase/(decrease)
(in $ millions, except percentages)	2024	2023	$	%	2024	2023	$	%
Key Operating Metrics
TTV	$7,724	$7,349	$375	5%	$15,829	$14,771	$1,058	7%
Transaction Growth	4%	9%	n/m	n/m	5%	30%	n/m	n/m
Key Financial Metrics
Revenue	625	592	33	6%	1,235	1,170	65	6%
Total operating expense	583	590	(7)	(1)%	1,177	1,177	—	—%
Net income (loss)	27	(55)	82	n/m	8	(82)	90	n/m
Net income (loss) margin	4%	(9)%	1370bps	n/m	1%	(7)%	770bps	n/m
Net cash from (used in) operating activities	73	46	27	57%	122	(31)	153	n/m
EBITDA	79	27	52	188%	167	72	95	133%
Adjusted EBITDA	127	106	21	20%	250	205	45	22%
Adjusted EBITDA margin	20%	18%	240bps	14%	20%	18%	270bps	15%
Adjusted Operating Expenses	498	486	12	2%	985	965	20	2%
Free Cash Flow	49	19	30	148%	73	(90)	163	n/m

	As of June 30,	As of December 31,
	2024	2023
Net Debt	$850	$886
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
For the three months ended June 30, 2024, TTV increased by $375 million, or 5%, to $7,724 million compared to the three months ended June 30, 2023. For the six months ended June 30, 2024 TTV increased by $1,058 million, or 7%, to $15,829 million compared to the six months ended June 30, 2023. The increase in TTV during these periods was primarily due to Transaction Growth and an increase in average transaction price driven by a higher mix in international transactions and higher hotel room rates.
Transaction Growth (Decline)
Transaction Growth (Decline) represents year-over-year increase or decrease as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a net basis to exclude cancellations, refunds and exchanges. To calculate year-over-year growth or decline, we compare the total number of net transactions in the comparative previous period/ year to the total number of net transactions in the current period/year in percentage terms. During 2024, we have amended our definition of Transaction Growth (Decline) and, we have presented Transaction Growth (Decline) on a net basis to exclude cancellations, refunds and exchanges as management believes this better aligns Transaction Growth (Decline) with the way we measure TTV and revenue. Prior period Transaction Growth percentages have been recalculated and represented to conform to current period presentation.

For the three months ended June 30, 2024, Transaction Growth was 4% compared to three months ended June 30, 2023 and for the six months ended June 30, 2024, Transaction Growth was 5% compared to six months ended June 30, 2023. Increase in Transaction Growth during both periods was primarily due to share gains and increased demand for business travel from our clients, with strong global multinational customer base performance offset by slower growth in small and medium enterprise customer base. Transaction Growth for the three months ended June 2024 was slightly suppressed from the impact of the summer Olympics on travel to Paris.

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
•restructuring, mergers and acquisition and integration costs, all of which are intrinsic to our acquisitive business model; and
•impact on earnings or changes resulting from matters that are non-core to our underlying business, as we believe they are not indicative of our underlying operations.
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

Set forth below is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2024	2023	2024	2023
Net income (loss)	$27	$(55)	$8	$(82)
Interest income	(2)	—	(2)	—
Interest expense	32	35	65	69
(Benefit from) provision for income taxes	(26)	(2)	1	(10)
Depreciation and amortization	48	49	95	95
EBITDA	79	27	167	72
Restructuring, exit and related (reversals) charges (a)	(3)	13	6	36
Integration costs (b)	7	10	13	18
Mergers and acquisitions (c)	6	—	25	—
Equity-based compensation and related employer taxes (d)	20	22	42	41
Fair value movement on earnout derivative liabilities (e)	10	19	(8)	16
Other adjustments, net (f)	8	15	5	22
Adjusted EBITDA	$127	$106	$250	$205
Net income (loss) Margin	4%	(9)%	1%	(7)%
Adjusted EBITDA Margin	20%	18%	20%	18%
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2024	2023	2024	2023
Total operating expenses	$583	$590	$1,177	$1,177
Adjustments:
Depreciation and amortization	(48)	(49)	(95)	(95)
Restructuring, exit and related reversals (charges) (a)	3	(13)	(6)	(36)
Integration costs (b)	(7)	(10)	(13)	(18)
Mergers and acquisitions (c)	(6)	—	(25)	—
Equity-based compensation and related employer taxes (d)	(20)	(22)	(42)	(41)
Other adjustments, net (f)	(7)	(10)	(11)	(22)
Adjusted Operating Expenses	$498	$486	$985	$965
_____________________________________________________________
(a)Includes (i) employee severance (reversals)/costs of $(3) million and $5 million for the three months ended June 30, 2024 and 2023, respectively, and $6 million and $28 million for the six months ended June 30, 2024 and 2023, respectively, (ii) accelerated amortization of operating lease ROU assets of $6 million for each of the three and six months ended June 30, 2023 and (iii) contract costs related to facility abandonment of $2 million for each of the three and six months ended June 30, 2023.
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

(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $3 million and $5 million for the three months ended June 30, 2024 and 2023, respectively, and $6 million and $12 million for the six months ended June 30, 2024 and 2023, respectively, and (ii) legal and professional services costs of $4 million and $5 million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $10 million for the six months ended June 30, 2024 and 2023, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange (gains) loss of $(1) million and $4 million for the three months ended June 30, 2024 and 2023, respectively, and $(9) million and $(2) million for the six months ended June 30, 2024 and 2023, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $2 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $3 million and $2 million for the six months ended June 30, 2024 and 2023, respectively.
For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following is a discussion of our results of the consolidated statements of operations for the three months ended June 30, 2024 and 2023:
Revenues

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Travel revenue	$506	$479	$27	6%
Product and professional services revenue	119	113	6	5%
Total revenue	$625	$592	$33	6%

For the three months ended June 30, 2024, our total revenue increased by $33 million, or 6%, due to an increase in both Travel Revenue and Product and professional services revenue. The increase in total revenue was driven by 4% Transaction Growth and 5% TTV growth, with yield remaining stable at 8.1%. Yield is calculated as total revenue divided by TTV.

Travel Revenue increased by $27 million, or 6%, primarily due to volume growth, with travel yield remaining stable. Product and professional services revenue increased $6 million, or 5%, primarily due to $3 million increase in management fees and $3 million from increased consulting and other professional services revenue.

Cost of Revenue (Excluding Depreciation and Amortization)

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$247	$243	$4	2%

For the three months ended June 30, 2024, cost of revenue (excluding depreciation and amortization) increased by $4 million, or 2%, due to (i) additional traveler care costs of $8 million to manage the increase in transaction volume and (ii) $6 million due to increase in vendor rates and merit salary increases, partially offset by (iii) $10 million reduction in expenses primarily due to cost savings initiatives.

Sales and Marketing

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Sales and marketing	$99	$102	$(3)	(4)%

For the three months ended June 30, 2024, sales and marketing expenses decreased by $3 million, or 4%, due to (i) $5 million benefit from cost saving initiatives, offset by (ii) $2 million increased costs to support growth plans in hotel acceleration and small and medium enterprise customer base.
Technology and Content

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Technology and content	$112	$103	$9	8%

For the three months ended June 30, 2024, technology and content costs increased by $9 million, or 8%, due to (i) higher employee costs of $3 million as a result of increased employee headcounts related to our strategic investments and (ii) $6 million increased costs to support growth plans in hotel acceleration and small and medium enterprise customer base.
General and Administrative

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
General and administrative	$80	$86	$(6)	(7)%

For the three months ended June 30, 2024, general and administrative expenses decreased by $6 million, or 7%, primarily due to (i) benefits from cost saving initiatives of $4 million, (ii) reduction in integration costs of $3 million, (iii) reduction from prior year costs resulting from accelerated amortization of operating lease ROU assets of $6 million, offset by (iv) increase in mergers and acquisitions costs of $6 million largely driven by the potential CWT acquisition.
Restructuring and Other Exit Charges
For the three months ended June 30, 2024, restructuring reversals of $(3) million related to employee severance costs was primarily due to true up of estimates.
Depreciation and Amortization
For the three months ended June 30, 2024, depreciation and amortization decreased marginally by $1 million or 3%.
Interest Expense

For the three months ended June 30, 2024, interest expense decreased by $3 million or 10%. The increase in variable interest rates did not have material impact due to interest rate swaps being in place. Further, fixed rate margins were lower during the three months ended June 30, 2024 compared to three months ended June 30, 2023 due to improved leverage ratios under the Original Credit Agreement based on which margins were set.
Fair Value Movement on Earnout Derivative Liabilities
During the three months ended June 30, 2024, the fair value movement of our derivative liabilities related to our earnout shares resulted in a charge of $10 million to our consolidated statements of operations compared to a charge of $19 million during the three months ended June 30, 2023. The increase in fair value of earnout derivative liability during the three months ended June 30, 2024, was mainly driven by the increase in our stock price as of June 30, 2024.
Other Loss, net
For the three months ended June 30, 2024, other loss, net, decreased by $4 million primarily due to favorable foreign exchange movement.
Benefit from Income Taxes
For the three months ended June 30, 2024 and 2023, we had income tax benefit of $26 million and $2 million, respectively. Our effective tax rate is different than the U.S. federal statutory corporate income tax rate of 21% due to permanent differences between financial accounting income and income for tax purposes, changes to the valuation allowance and certain U.S minimum taxes expected to arise for the full year. The impact of these items has a large impact on the effective tax rate due to the low pre-tax net income.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following is a discussion of our results of the consolidated statements of operations for the six months ended June 30, 2024 and 2023:
Revenues

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Travel revenue	$998	$946	$52	5%
Product and professional services revenue	237	224	13	6%
Total revenue	$1,235	$1,170	$65	6%
For the six months ended June 30, 2024, our total revenue increased by $65 million, or 6%, due to an increase in both Travel Revenue and Product and professional services revenue. The increase in total revenue was driven by 5% increase in Transaction Growth, offset by a modest decline of 10bps in yield to 7.8% due to mix of non-TTV driven revenue and higher digital transactions.
Travel Revenue increased by $52 million, or 5%, primarily due to 5% increase in Transaction Growth and 7% increase in TTV. Product and Professional Services Revenue increased $13 million, or 6%, due to $8 million increase in management fees and $5 million from increased consulting and other professional services revenue.
Cost of Revenue (Excluding Depreciation and Amortization)

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$492	$485	$7	1%
For the six months ended June 30, 2024, cost of revenue (excluding depreciation and amortization) increased by $7 million, or 1%, due to (i) additional traveler care costs of $14 million to manage the increase in transaction volume and a merit increase of $11 million in salaries and benefits, offset by (ii) $18 million reduction in expenses primarily due to cost savings initiatives.

Sales and Marketing

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Sales and marketing	$198	$205	$(7)	(4)%

For the six months ended June 30, 2024, sales and marketing expenses decreased by $7 million, or 4%, primarily due to cost saving initiatives.
Technology and Content

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Technology and content	$220	$204	$16	7%

For the six months ended June 30, 2024, technology and content costs increased by $16 million, or 7%, primarily due to (i) increase in employee headcount related to our strategic investments, incentives and merit salary increase of $8 million and (ii) $5 million increase to support growth plans in hotel acceleration and small and medium enterprise customer base.
General and Administrative

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
General and administrative	$166	$158	$8	5%

For the six months ended June 30, 2024, general and administrative expenses increased by $8 million, or 5%, primarily due to (i) $25 million related to mergers and acquisitions costs for the potential acquisition of CWT, offset by (ii) $8 million decrease resulting from cost saving initiatives, (iii) $6 million of prior year costs incurred resulting from accelerated amortization of operating lease ROU assets and (iv) a $5 million reduction related to lower integration expenses.
Restructuring and Other Exit Charges
For the six months ended June 30, 2024, restructuring charges of $6 million related to employee severance costs primarily due to reduction in workforce to improve operational efficiencies.
Depreciation and Amortization
For the six months ended June 30, 2024, depreciation and amortization remained stable.
Interest Expense
For the six months ended June 30, 2024, interest expense decreased by $4 million or 6%. The increase in variable interest rates did not have material impact due to interest rate swaps being in place. Further, fixed rate margins were lower during the six months ended June 30, 2024 compared to six months ended June 30, 2023 due to improved leverage ratios under the Original Credit Agreement based on which margins were set.
Fair Value Movements on Earnout and Warrant Derivative Liabilities
During the six months ended June 30, 2024, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $8 million to our consolidated statement of operations compared to a charge of $16 million during the six months ended June 30, 2023. The decrease in fair value of earnout derivative liability was mainly driven by the lower remaining expected term of the earnout shares as of June 30, 2024.

Other (Loss) Income, net
For the six months ended June 30, 2024, other income, net, increased by $6 million due to favorable foreign exchange movement.
Benefit from (Provision for) Income Taxes

For the six months ended June 30, 2024 and 2023, we had income tax (expense) benefit of $(1) million and $10 million, respectively and the effective tax rate was (13)% and 11%, respectively. Our effective tax rate is different than the U.S. federal statutory corporate income tax rate of 21% due to permanent differences between financial accounting income and income for tax purposes, changes to the valuation allowance and certain U.S minimum taxes expected to arise for the full year. The impact of these items has a large impact on the effective tax rate due to the low pre-tax net income.
Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities as well as cash and cash equivalent balances on hand. As of June 30, 2024 and December 31, 2023, our cash and cash equivalent balances were $515 million and $476 million, respectively. During the six months ended June 30, 2024 and 2023, our net cash from (used in) operating activities was $122 million and $(31) million, respectively, and our Free Cash Flow was $73 million and $(90) million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of June 30, 2024, we had $50 million of senior secured revolving credit facility that remained undrawn. On July 26, 2024, we amended and restated the Original Credit Agreement, which increased our revolving credit facility to $360 million (see note 17 - Subsequent Events, to our consolidated financial statements included elsewhere in this Form 10-Q).
We believe our liquidity is important given our limited ability to predict future financial performance due to the uncertainties of a potential economic slowdown. We have taken and continue to take several measures to preserve our liquidity (voluntary and involuntary redundancies, flexible workings, consolidating facilities, etc.), and entered into several financial transactions, including debt financing / refinancing transactions. In July 2024, we refinanced our existing term loan facility and extended the maturity of term loans until July 2031 (see note 17 - Subsequent Events to our consolidated financial statement included elsewhere in this Form 10-Q). We continue to explore other capital market transactions, process rationalizations and cost reduction measures to further strengthen our liquidity position.
Based on our current operating plan, existing cash and cash equivalents, increase in business volume trends, mitigation measures taken or planned to strengthen our liquidity and financial position, along with our available increased revolving credit funding capacity under the A&R Credit Agreement and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Our full utilization of the Revolving Credit Facility, under the A&R Credit Agreement entered into in July 2024, may be effectively limited with the leverage-based financial covenant requirements.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$
Net cash from (used in) operating activities	$122	$(31)	$153
Net cash used in investing activities	(44)	(64)	20
Net cash (used in) from financing activities	(17)	123	(140)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	4	(13)
Net increase in cash, cash equivalents and restricted cash	$52	$32	$20
Cash Flows for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
As of June 30, 2024, we had $541 million of cash, cash equivalents and restricted cash, an increase of $52 million compared to December 31, 2023. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Operating Activities
For the six months ended June 30, 2024 and June 30, 2023, net cash from (used in) operating activities was $122 million and $(31) million, respectively. The increase in cash flows from operating activities of $153 million was primarily due to an increase in operating income and favorable net change in working capital resulting from Egencia working capital optimization actions.
Investing Activities
During the six months ended June 30, 2024, cash used in investing activities decreased by $20 million due to (i) decrease in purchase of property and equipment of $10 million and (ii) $10 million resulting from current period repayment of prior period loan to an equity affiliate.
Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities of $17 million was primarily due to: (i) $19 million cash paid for taxes withheld upon vesting of equity awards, offset by (ii) $5 million cash received from contributions for ESPP and exercise of stock options. During the six months ended June 30, 2023, net cash from financing activities of $123 million was primarily due to: (i) $131 million of proceeds received from borrowings under the senior secured tranche B-4 term loan facilities, net of discount and (ii) $2 million received from exercise of stock options, partially offset by (iii) $4 million repayment of principal amount of senior secured term loans and finance leases, and (iv) $8 million cash paid for taxes withheld upon vesting / exercise of equity awards.
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
Set forth below is a reconciliation of net cash from (used in) operating activities to Free Cash Flow.

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2024	2023
Net cash from (used in) operating activities	$122	$(31)	$153
Less: Purchase of property and equipment	(49)	(59)	10
Free Cash Flow	$73	$(90)	$163
During the six months ended June 30, 2024, our Free Cash Flow improvement of $163 million was due to a $153 million increase in net cash from operating activities as discussed above and a decrease of $10 million of cash outflows related to purchases of property and equipment.
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
The following table summarizes our Net Debt position as of June 30, 2024 and December 31, 2023:

(in $ millions)	June 30, 2024	December 31, 2023
Current portion of long-term debt	$7	$7
Long-term debt, net of unamortized debt discount and debt issuance costs	1,358	1,355
Total debt, net of unamortized debt discount and debt issuance costs	1,365	1,362
Less: Cash and cash equivalents	(515)	(476)
Net Debt	$850	$886

As of June 30, 2024, our Net Debt is lower by $36 million compared to Net Debt as of December 31, 2023, primarily due to $39 million increase in cash and cash equivalents balance.
On July 26, 2024, we amended and restate our senior secured credit facility, and borrowed an aggregate principal amount of $1,400 million of term loans. The proceeds therefrom were used, in part, to repay in full the loans and other outstanding obligations (including make-whole premium, related fees and expenses) under the Original Credit Agreement. See note 17 - Subsequent Events to our consolidated financial statements included elsewhere in this Form 10-Q.
Debt Covenants

The A&R Credit Agreement contains various affirmative and negative covenants, which are similar to those as existed as of June 30, 2024 under the Original Credit Agreement, including certain financial covenants (see below) and limitations

(subject to exceptions) on the ability of the Loan Parties (as defined under the A&R Credit Agreement) and their subsidiaries to: (i) incur indebtedness or issue preferred stock; (ii) incur liens on their assets; (iii) consummate certain fundamental changes (such as acquisitions, mergers, liquidations or changes in the nature of the business); (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to, or repurchase, any equity interests of any Loan Party or any equity interests of any direct or indirect parent company or subsidiary of any Loan Party; (vi) make investments, loans or advances; (vii) enter into transactions with affiliates and certain other permitted holders; (viii) modify the terms of, or prepay, any of their subordinated or junior lien indebtedness; and (ix) enter into certain burdensome agreements.

The A&R Credit Agreement also contains a financial covenant applicable solely to the Revolving Credit Facility that requires the first lien net leverage ratio to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility (subject to a $10 million exclusion for utilization of the letter of credit sublimit). The A&R Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the A&R Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event.
As of June 30, 2024, we were in compliance with all applicable covenants under the Original Credit Agreement.
Interest Rate Margin
Under the A&R Credit Agreement, the Loans will bear interest based on SOFR (or an alternative reference rate for amounts denominated in a currency other than U.S. dollars), or, at the Initial Borrower’s option, in the case of amounts denominated in U.S. dollars, at the Base Rate (as defined in the A&R Credit Agreement), plus, as applicable, a margin of (i) in the case of Term Loans, 3.00% per annum for SOFR-based Loans (or 2.00% per annum for Base Rate-based Loans) and (ii) in the case of the Revolving Loans, 2.75% per annum for SOFR-based Loans (or 1.75% per annum for Base Rate-based Loans).
Commitment Fee Margin and Debt Ratings

The Company’s borrowings under the A&R Credit Agreement was rated “B+” by Standard & Poor’s Financial Services LLC ("S&P") with "Positive" outlook. We also received a "B2" rating from Moody's Corporation ("Moody's") and "BBB-" rating from Fitch Ratings Inc.

Under the A&R Credit Agreement, we are required to pay, quarterly in arrears, a fee based on the average daily commitments under the Revolving Credit Facility of 0.375% per annum, with a single step-down to 0.25% per annum upon an upgrade of the Initial Borrower’s debt rating from either S&P or Moody’s on or prior to the first anniversary of the closing of the previously announced acquisition of CWT. Our debt ratings have a direct impact on our future borrowing costs and access to capital markets.
Contractual Obligations and Commitments
On July 26, 2024, we entered into the A&R Credit Agreement under which we borrowed $1,400 million of term loans and which provides for a $360 million revolving credit facility. The proceeds from the term loans were used to repay in full the loans and other outstanding obligation (including make-whole premium, related fees and expenses) under the Original Credit Agreement. The principal amount outstanding under the new term loan facility is required to be repaid on a quarterly basis at an amortization rate of 1.00% per annum, with the balance due at maturity on July 26, 2031. There were no amounts drawn down from the revolving credit facility. (see note 17 - Subsequent Events to our consolidated financial statements included elsewhere in this Form 10-Q).
Other than as discussed above, there has been no material change to our contractual obligations and commitments as compared to those disclosed in our Annual Report on Form 10-K.
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
For the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, adopted and not yet adopted by us, see note 2 - Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Form 10-Q.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates, foreign currency exchange rates and inflation. We manage our exposure to interest rate risk by entering into derivative financial instruments for a portion of principal amount of our debt and our exposure to foreign currency exchange rates risk through internally established policies and procedures. The objective of our policy is to mitigate potential income statement, cash flow, and fair value exposures resulting from possible future adverse fluctuations in rates. We do not engage in trading, market making or other speculative activities in the derivatives markets to manage these risks.
There were no material changes in our market risks during the six months ended June 30, 2024 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.
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

As previously disclosed in our Annual Report on Form 10-K, the Company identified deficiencies in its internal control over financial reporting related to the Egencia business, which we acquired on November 1, 2021. Certain revenue and procurement processes and procedures of the Egencia business, which was owned by Expedia prior to our acquisition, were carried out by Expedia under the transition services agreement. The Company had lack of oversight of these outsourced revenue and procurement processes and related controls, including general information technology ("IT")

controls and IT application controls, that are used in the preparation of Egencia’s financial results. As a result, management has concluded the lack of oversight of such outsourced processes and controls is a material weakness as of June 30, 2024.

Remediation Efforts to Address Material Weakness

Our material weakness is related to the processes of recording of client revenue and payment of certain vendors of Egencia business and Egencia client receivables. We are currently working to remediate the material weakness, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. We expect to achieve remediation through the integration of key applications and processes for the Egencia business into the Company’s legacy control environment. The integration of the Egencia key applications and processes into the Company’s existing applications and processes has commenced and is expected to be completed in 2024. Therefore, the material weakness will not be considered remediated until the integration is complete and applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Limitation on Controls
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud due to inherent limitations of internal control. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
PART II. OTHER INFORMATION.
ITEM 1. Legal Proceedings
We are involved in litigation and other proceedings that arise in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 1A. Risk Factors
For the six months ended June 30, 2024, there were no material changes to the risk factors presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors and Quarterly Report on Form 10-Q for the three months ended March 31, 2024 ("First Quarter Form 10-Q"), under Part II, Item IA. Risk Factors, except as described below. For further discussion of other risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section title Risk Factors in our Annual Report on Form 10-K and First Quarter Form 10-Q. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Use of artificial intelligence in our operations could result in reputational or competitive harm and legal or regulatory liability.

We have incorporated certain artificial intelligence (AI) solutions into our operations. We may not be able to achieve the anticipated benefits of the AI initiatives, including expected costs savings. The use of AI also involves various risks and challenges that could adversely affect our business. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms. In addition, our competitors or other third parties may incorporate AI into their operations and products more quickly or more successfully than us, which could impair our ability to compete effectively.

Customers and other end-users who rely on our software products and services for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. We utilize various generative AI solutions from our third-party providers as part of some of our software products. There are risks associated with the use of emerging technologies such as generative AI, including risks related to testing and validating the security and privacy mechanisms of the third-party providers, as well as risks related to implementing technical security controls to govern and mange this technology in a secure manner. If we were to experience a cybersecurity incident related to the integration of AI capabilities into our software product offerings, or if there are deficiencies or other failures of such AI solutions from our third-party providers, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our software products could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability.

Governments have passed and are likely to pass additional laws regulating generative AI. The introduction of AI technologies into our operations may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

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

Global Business Travel Group, Inc.

Date: August 6, 2024	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)