Form 10-Q
period 2024-09-30
Global Business Travel Group, Inc.
filed 2024-11-05
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of November 1, 2024, 470,502,288 shares of the registrant's Class A common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$524	$476
Accounts receivable (net of allowance for credit losses of $15 and $12 as of September 30, 2024 and December 31, 2023, respectively)	691	726
Due from affiliates	44	42
Prepaid expenses and other current assets	135	116
Total current assets	1,394	1,360
Property and equipment, net	232	232
Equity method investments	14	14
Goodwill	1,236	1,212
Other intangible assets, net	500	552
Operating lease right-of-use assets	62	50
Deferred tax assets	253	281
Other non-current assets	61	50
Total assets	$3,752	$3,751
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$330	$302
Due to affiliates	28	39
Accrued expenses and other current liabilities	504	466
Current portion of operating lease liabilities	14	17
Current portion of long-term debt	16	7
Total current liabilities	892	831
Long-term debt, net of unamortized debt discount and debt issuance costs	1,368	1,355
Deferred tax liabilities	5	5
Pension liabilities	176	183
Long-term operating lease liabilities	67	55
Earnout derivative liabilities	91	77
Other non-current liabilities	47	33
Total liabilities	2,646	2,539
Commitments and Contingencies (see note 8)
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 477,996,198 and 467,092,817 shares issued, 469,996,198 and 467,092,817 shares outstanding as of September 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	2,809	2,748
Accumulated deficit	(1,559)	(1,437)
Accumulated other comprehensive loss	(94)	(103)
Treasury shares, at cost (8,000,000 shares and nil shares as of September 30, 2024 and December 31, 2023, respectively)	(55)	—
Total equity of the Company’s shareholders	1,101	1,208
Equity attributable to non-controlling interest in subsidiaries	5	4
Total shareholders’ equity	1,106	1,212
Total liabilities and shareholders’ equity	$3,752	$3,751
_____________________________________________________________

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in $ millions, except share and per share data)	2024	2023	2024	2023
Revenue	$597	$571	$1,832	$1,741
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	237	238	729	723
Sales and marketing	99	95	297	300
Technology and content	112	103	332	307
General and administrative	75	77	241	235
Restructuring and other exit charges	4	12	10	42
Depreciation and amortization	43	50	138	145
Total operating expenses	570	575	1,747	1,752
Operating income (loss)	27	(4)	85	(11)
Interest income	2	—	4	—
Interest expense	(28)	(36)	(93)	(105)
Loss on early extinguishment of debt	(38)	—	(38)	—
Fair value movement on earnout derivative liabilities	(22)	39	(14)	23
Other loss, net	(15)	(9)	(9)	(9)
Loss before income taxes	(74)	(10)	(65)	(102)
(Provision for) benefit from income taxes	(54)	2	(55)	12
Net loss	(128)	(8)	(120)	(90)
Less: net income (loss) attributable to non-controlling interests in subsidiaries	1	(8)	2	(74)
Net loss attributable to the Company’s Class A common stockholders	$(129)	$—	$(122)	$(16)
Basic loss per share attributable to the Company’s Class A common stockholders	$(0.28)	$—	$(0.26)	$(0.09)
Weighted average number of shares outstanding - Basic	462,291,043	419,154,778	462,763,170	181,775,461
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.28)	$(0.02)	$(0.26)	$(0.20)
Weighted average number of shares outstanding - Diluted	462,291,043	457,742,129	462,763,170	456,300,045
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2024	2023	2024	2023
Net loss	$(128)	$(8)	$(120)	$(90)
Other comprehensive income (loss), net of tax:
Change in currency translation adjustments, net of tax	46	(19)	20	(6)
Unrealized (losses) gains on cash flow hedge, net of tax:
Unrealized (losses) gains on cash flow hedges arising during the period	(10)	3	(5)	6
Unrealized gains on cash flow hedges reclassified to interest expense	(2)	(2)	(6)	(6)
Amortization of actuarial gain and prior service cost to net periodic pension cost, net of tax	—	—	—	(1)
Other comprehensive income (loss), net of tax	34	(18)	9	(7)
Comprehensive loss	(94)	(26)	(111)	(97)
Less: Comprehensive income (loss) attributable to non-controlling interests in subsidiaries	1	(3)	2	(60)
Comprehensive loss attributable to the Company’s Class A common stockholders	$(95)	$(23)	$(113)	$(37)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in $ millions)	2024	2023
Operating activities:
Net loss	$(120)	$(90)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	138	145
Deferred tax charge (benefit)	29	(16)
Equity-based compensation	58	60
Allowance for credit losses	7	11
Loss on early extinguishment of debt	38	—
Fair value movement on earnout derivative liabilities	14	(23)
Other	14	16
Changes in working capital:
Accounts receivable	24	(109)
Prepaid expenses and other current assets	(26)	(26)
Due from affiliates	(4)	(2)
Due to affiliates	(11)	18
Accounts payable, accrued expenses and other current liabilities	66	141
Defined benefit pension funding	(20)	(21)
Net cash from operating activities	207	104
Investing activities:
Purchase of property and equipment	(75)	(87)
Other	5	(6)
Net cash used in investing activities	(70)	(93)
Financing activities:
Proceeds from senior secured term loans	1,397	131
Repayment of senior secured term loans	(1,372)	(2)
Purchase of treasury shares	(55)	—
Contributions for ESPP and proceeds from exercise of stock options	27	7
Payment of taxes withheld on vesting of equity awards	(22)	(14)
Payment of debt financing costs	(25)	(2)
Prepayment penalty and other costs related to early extinguishment of debt	(26)	—
Other	(3)	1
Net cash (used in) from financing activities	(79)	121
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(3)
Net increase in cash, cash equivalents and restricted cash	61	129
Cash, cash equivalents and restricted cash, beginning of period	489	316
Cash, cash equivalents and restricted cash, end of period	$550	$445
Supplemental cash flow information:
Cash paid for income taxes, net	$13	$1
Cash paid for interest (net of interest received)	$75	$107
Non-cash additions for operating lease right-of-use assets	$26	$10
Non-cash additions for finance lease	$5	$3
Issuance of shares to settle liability	—	$4

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$524	$476
Restricted cash (included in other non-current assets)	26	13
Cash, cash equivalents and restricted cash	$550	$489
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2023	467,092,817	—	$2,748	$(1,437)	$(103)	—	—	$1,208	$4	$1,212
Equity-based compensation	—	—	18	—	—	—	—	18	—	18
Shares issued, net, on vesting of equity awards and pursuant to ESPP (see note 11)	8,732,539	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(3,208,148)	—	(19)	—	—	—	—	(19)	—	(19)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(19)	—	—	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	(21)	—	—	(21)	—	(21)
Balance as of March 31, 2024	472,617,208	—	$2,751	$(1,456)	$(124)	—	—	$1,171	$3	$1,174
Equity-based compensation	—	—	20	—	—	—	—	20	—	20
Shares issued, net, on vesting/exercise of equity awards (see note 11)	245,959	—	1	—	—	—	—	1	—	1
Net income	—	—	—	26	—	—	—	26	1	27
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	—	(4)	—	(4)
Balance as of June 30, 2024	472,863,167	—	$2,772	$(1,430)	$(128)	—	—	$1,214	$4	$1,218
Equity-based compensation	—	—	21	—	—	—	—	21	—	21
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP (see note 11)	6,066,028	—	22	—	—	—	—	22	—	22
Shares withheld for taxes in relation to vesting of equity awards (see note 11)	(932,997)	—	(6)	—	—	—	—	(6)	—	(6)
Purchase of treasury shares (see note 12)	—	—	—	—	—	8,000,000	(55)	(55)	—	(55)
Net (loss) income	—	—	—	(129)	—	—	—	(129)	1	(128)
Other comprehensive gain, net of tax	—	—	—	—	34	—	—	34	—	34
Balance as of September 30, 2024	477,996,198	—	$2,809	$(1,559)	$(94)	8,000,000	$(55)	$1,101	$5	$1,106

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount	Number	Amount
Balance as of December 31, 2022	67,753,543	—	394,448,481	—	$334	$(175)	$(7)	$152	$1,219	$1,371
Equity-based compensation	—	—	—	—	19	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards (see note 11)	2,849,386	—	—	—	1	—	—	1	—	1
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(1,103,937)	—	—	—	(8)	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(2)	—	(2)	(25)	(27)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2023	69,498,992	—	394,448,481	—	$346	$(177)	$(7)	$162	$1,190	$1,352
Equity-based compensation	—	—	—	—	22	—	—	22	—	22
Shares issued, net, on vesting of / exercise of equity awards (see note 11)	355,125	—	—	—	1	—	—	1	—	1
Shares issued to settle liability	575,409	—	—	—	4	—	—	$4	—	4
Net loss	—	—	—	—	—	(14)	—	(14)	(41)	(55)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2	13	15
Balance as of June 30, 2023	70,429,526	—	394,448,481	—	$373	$(191)	$(5)	$177	$1,162	$1,339
Equity-based compensation	—	—	—	—	19	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP (see note 11)	2,947,937	—	—	—	5	—	—	5	—	5
Shares withheld for taxes in relation to vesting of equity awards (see note 11)	(833,386)	—	—	—	(6)	—	—	(6)	—	(6)
Exchange of Class B common stock for Class A common stock pursuant to the Exchange Agreement	394,448,481	—	(394,448,481)	—	2,418	(1,199)	(63)	1,156	(1,156)	—
Tax impact of corporate simplification	—	—	—	—	(76)	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(23)	$(23)	5	(18)
Balance as of September 30, 2023	466,992,558	—	—	—	$2,733	$(1,390)	$(91)	$1,252	$3	$1,255

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Business Description and Basis of Presentation
Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries (GBTG together with its consolidated subsidiaries, the "Company"), including GBT JerseyCo Limited (“GBT JerseyCo”), is a leading software and services company in travel, expense and meetings & events. The Company provides a full suite of differentiated, technology-enabled solutions to business travelers and clients, suppliers of travel content (such as airlines, hotels, ground transportation providers and aggregators) and third-party travel agencies. The Company manages end-to-end logistics of business travel and provides a link between businesses and their employees, travel suppliers, and other industry participants.
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
Certain prior period amounts within the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows have been reclassified to conform to current year presentation.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill and contingent consideration, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps, cross currency interest rate swaps, earnout shares and contingent liabilities. Actual results could differ materially from those estimates.
(2)    Recently Issued Accounting Pronouncements
Accounting Pronouncements - Adopted
The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2024.
Accounting Pronouncements - Not Yet Adopted
There were no new accounting standards or pronouncements that were issued during the nine months ended September 30, 2024 that the Company expects to have a material impact on its consolidated financial statements. However, the Company has yet to adopt the following accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB").
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

Climate rules

In March 2024, the SEC adopted final rules under Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors" (the “Climate Rules”). The Climate Rules require quantitative and qualitative disclosure of certain climate-related information in registration statements and annual reports filed. These disclosures include financial statement footnote disclosure related to the effects of certain severe weather events and other natural

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
conditions. In April 2024, the SEC issued an order staying the Climate Rules pending completion of a judicial review of certain petitions challenging their validity. The Company is currently evaluating the impact of the Climate Rules on its consolidated financial statements.
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

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2024	2023	2024	2023
Travel revenue	$478	$455	$1,476	$1,401
Product and professional services revenue	$119	116	356	340
Total revenue	$597	$571	$1,832	$1,741
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
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of September 30, 2024	$690	$19	$35
Balance as of December 31, 2023	$725	$9	$19

Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the nine months ended September 30, 2024, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $14 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2023.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. The Company did not have any material transaction price allocated to performance obligations under the contracts over one year that remain unsatisfied as at September 30, 2024.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

(in $ millions)	September 30, 2024	December 31, 2023
Prepaid technology costs	$44	$36
Prepaid travel expenses	35	13
Value added and similar taxes receivables	9	10
Income tax receivable	7	12
Other prepayments and receivables	40	45
Prepaid expenses and other current assets	$135	$116
(5)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	September 30, 2024	December 31, 2023
Accrued payroll and related costs	$177	$184
Accrued operating expenses	172	160
Client deposits	63	53
Deferred revenue	35	19
Accrued interest payable	22	5
Accrued restructuring costs (see note 6)	18	30
Value added and similar taxes payable	10	12
Other payables	7	3
Accrued expenses and other current liabilities	$504	$466
(6)    Restructuring, Exit and Related Charges
Employee Severance Cost
From time-to-time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency. During the three months ended September 30, 2024 and 2023, the Company has incurred costs related to employee severance of $2 million and $12 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company has incurred costs related to employee severance of $8 million and $40 million, respectively. Such costs are included within restructuring charges in the consolidated statement of operations.
Facilities Consolidation and Rationalization
During the nine months ended September 30, 2024 and 2023, the Company undertook initiatives to consolidate and rationalize its office facilities at different geographical locations. The Company applied lease reassessment and modification guidance and evaluated the right-of-use assets for potential impairment. Where the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company accelerates the amortization of operating lease ROU asset and related leasehold improvements at those premises. Accelerated amortization is recognized from the date that the Company approves the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accelerated amortization of operating lease ROU assets, included within general and administrative expense on the consolidated statements of operations, was $4 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and was $4 million and $7 million for the nine months ended September 30, 2024 and 2023, respectively. Accelerated amortization of leasehold improvements related to abandoned leases , included within depreciation and amortization expense in the consolidated statements of operations, was $1 million and $0 million for the three months ended September 30, 2024 and 2023, respectively, and was $1 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively. Estimated future costs related to other non-lease components (e.g., common area maintenance charges), accrued as part of restructuring expense and recorded as a liability on the facilities abandonment date, amounted to $2 million and $0 million for the three months ended September 30, 2024 and 2023, respectively and $2 million and $2 million for the nine months ended September 30, 2024 and 2023, respectively.
The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the nine months ended September 30, 2024:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Facility - Lease Related	Total
Balance as of December 31, 2023	$26	$4	$—	$30
Accruals	8	2	5	15
Non-cash items	—	—	(5)	(5)
Cash settled	(21)	(1)	—	(22)
Balance as of September 30, 2024	$13	$5	$—	$18
(7)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	September 30, 2024	December 31, 2023
Amended and Restated Senior Secured Credit Agreement
Principal amount of senior secured term loans (Maturity - July 2031)	$1,400	$—
Original Senior Secured Credit Agreement
Principal amount of senior secured initial term loans	—	237
Principal amount of senior secured tranche B-3 term loans	—	1,000
Principal amount of senior secured tranche B-4 term loans	—	135
Other borrowings	9	6
	1,409	1,378
Less: Unamortized debt discount and debt issuance costs	(25)	(16)
Total debt, net of unamortized debt discount and debt issuance costs	1,384	1,362
Less: Current portion of long-term debt	(16)	(7)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,368	$1,355
Amended and Restated Senior Secured Credit Agreement
On July 26, 2024 (the “Refinancing Date”), GBTG and GBT US III LLC, a wholly-owned subsidiary of GBTG (the "Initial Borrower") entered into an amended and restated senior secured credit agreement (the “A&R Credit Agreement”) which provides for $1,400 million senior secured first lien term loan facility (the “Term Loan Facility”, and the loans thereunder, the “Term Loans”) and a $360 million senior secured first lien revolving credit facility (the “Revolving Credit Facility”, and the loans thereunder, the “Revolving Loans”). The Term Loans were drawn in full on the Refinancing Date and the proceeds therefrom were used to repay in full the outstanding principal amount of all tranches of term loans

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
outstanding, including accrued interest and breakage fees, under its then existing senior secured credit agreement ("Original Credit Agreement"). The A&R Credit Agreement amended and restated the Original Credit Agreement.
The repayment of term loans under the Original Credit Agreement resulted in a loss on early extinguishment of debt of $38 million. The Company incurred total costs of debt refinancing of $25 million, which has been capitalized as debt issuance cost and will be amortized to interest expense over the term of the Term Loan and Revolving Credit Facility, using the effective interest rate method.
The Term Loans mature on July 26, 2031. Principal amounts outstanding under the Term Loans are required to be repaid on a quarterly basis, commencing March 31, 2025, at an amortization rate of 1.00% per annum, with the balance due at maturity. At the option of the Initial Borrower, amounts borrowed under one or more of the Term Loan Facility may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (i) a prepayment premium of 1% of the principal amount of the Term Loans subject to certain repricing transactions occurring prior to January 26, 2025 and (ii) customary breakage costs in connection with certain prepayments of loans). Further, subject to certain exceptions set forth in the A&R Credit Agreement, the Initial Borrower is required to prepay loans under the Term Loan Facility with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (calculated in a manner set forth in the A&R Credit Agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.
The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the A&R Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans). As of September 30, 2024, the Company had $360 million of availability under the A&R Revolving Credit Facility.
The Term Loans and the Revolving Loans (collectively, the “Loans”) bear interest based on secured overnight financing rate ("SOFR") (or an alternative reference rate for amounts denominated in a currency other than U.S. dollars), or, at the Initial Borrower’s option, in the case of amounts denominated in U.S. dollars,the Base Rate (as defined in the A&R Credit Agreement), plus, as applicable, a margin of (i) in the case of Term Loans, 3.00% per annum for SOFR-based Loans (or 2.00% per annum for Base Rate-based Loans) and (ii) in the case of the Revolving Loans, 2.75% per annum for SOFR-based Loans (or 1.75% per annum for Base Rate-based Loans).
The Initial Borrower is required to pay, quarterly in arrears, a fee based on the average daily unused commitments under the Revolving Credit Facility of 0.375% per annum, with a single step-down to 0.25% per annum upon an upgrade of the Initial Borrower’s debt rating from at least one of the specified credit rating agencies on or prior to the first anniversary of the closing of the potential acquisition of CWT. The Initial Borrower is also obligated to pay a customary agency fee and other customary fees described in the A&R Credit Agreement.
Security; Guarantees
GBTG and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with the Initial Borrower, the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the A&R Credit Agreement and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of the Consolidated EBITDA (as defined in the A&R Credit Agreement) of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties for the four prior fiscal quarters. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Covenants
The A&R Credit Agreement contains various affirmative and negative covenants, which are similar to those set forth in the Original Credit Agreement, including a financial covenant and limitations (subject to exceptions) on the ability of the Loan Parties and their subsidiaries to: (i) incur indebtedness or issue preferred stock; (ii) incur liens on their assets; (iii) consummate certain fundamental changes (such as acquisitions, mergers, liquidations or changes in the nature of the business); (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to, or repurchase, any equity interests of any Loan Party or any equity interests of any direct or indirect parent company or subsidiary of any Loan Party; (vi) make investments, loans or advances; (vii) enter into transactions with affiliates and certain other permitted holders; (viii) modify the terms of, or prepay, any of their subordinated or junior lien indebtedness; and (ix) enter into certain burdensome agreements.

The A&R Credit Agreement contains a financial covenant applicable solely to the Revolving Credit Facility that requires the first lien net leverage ratio (as defined under the A&R Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility (subject to a $10 million exclusion for utilization of the letter of credit sublimit). The A&R Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the A&R Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for as of September 30, 2024.
As of September 30, 2024, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the A&R Credit Agreement.
Events of Default
The A&R Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the A&R Credit Agreement or other enforcement actions customary for facilities of this type. As of September 30, 2024, no event of default existed under the A&R Credit Agreement.
Original Credit Agreement
As mentioned above, in connection with the effectiveness of the A&R Credit Agreement, the Company repaid in full the outstanding principal amounts under the Original Credit Agreement.
Under the Original Credit Agreement, the tranche B-3 and B-4 term loans accrued interest at a variable interest rate based on SOFR plus 0.10% ("Adjusted SOFR") plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the senior secured revolving credit facility accrued interest at a variable interest rate based on Adjusted SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. A 1.00% floor on Adjusted SOFR applied to the tranche B-3 and tranche B-4 term loans and borrowings under the revolving credit facility. Improvement in the Company's leverage ratio, computed in a manner as provided in the Original Credit Agreement, resulted in a decrease in its interest rate margins during 2024. As of December 31, 2023, (i) interest on each of tranche B-3 and tranche B-4 term loans was based on Adjusted SOFR plus 6.00%, and (ii) interest on the revolving credit facility was based on Adjusted SOFR plus 5.50%, respectively. As of December 31, 2023, interest on the initial term loans under the Original Credit Agreement was based on synthetic LIBOR plus 2.50%.
Further, under the Original Credit Agreement, the Company was required to pay a fee of 0.375% per annum on the average daily unused commitments under the senior secured revolving credit facility, payable quarterly in arrears. As of December 31, 2023, the Company had utilized $7 million for letters of credit and had $43 million of availability under the revolving credit facility.
Interest on the senior secured credit facilities under the Original Credit Agreement was payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period).
The Company's effective interest rate on its term loan borrowings, excluding the impact of interest rate swaps and cross currency interest rate swaps, for the nine months ended September 30, 2024 was approximately 10.3%.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.
(8)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2024, the Company had approximately $242 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $85 million relates to the twelve months ending September 30, 2025. These purchase commitments extend through 2031.
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
(9)    Income Taxes

For the three and nine months ended September 30, 2024, the Company’s provision for income tax expense was $54 million and $55 million, respectively. GBTG’s effective tax rate for the three and nine months ended September 30, 2024 is different than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets, non-deductible expenses, and certain U.S. minimum taxes.

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
As of September 30, 2024 the fair value of the earnout shares derivative liability was estimated to be $91 million. The Company recognized a loss on the fair value change in earnout shares derivative liability of $22 million and $14 million in its consolidated statement of operations for the three and nine months ended September 30, 2024, respectively. The Company recognized a gain on the fair value change in earnout shares derivative liability of $39 million and $23 million in its consolidated statement of operations for the three and nine months ended September 30, 2023, respectively.
(11)    Equity-Based Compensation
Management Incentive Plan
The table below presents the activity of the Company's stock options for the nine months ended September 30, 2024:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)
Balance as of December 31, 2023	19,589,907	$6.99
Exercised	(3,409,801)	$5.77
Balance as of September 30, 2024	16,180,106	$7.25
Exercisable as of September 30, 2024	15,009,354	$7.01	2.4	$17
Expected to vest as of September 30, 2024	1,170,752	$10.27	7.1	—
2022 Equity Incentive Plan
During the nine months ended September 30, 2024, as part of its annual grant program, the Company granted 12 million RSUs under the 2022 Equity Incentive Plan to certain of its key employees and directors. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.
The table below presents the activity of the Company’s RSUs for the nine months ended September 30, 2024:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2023	24,435,324	$6.86
Granted	12,325,720	$5.54
Forfeited	(883,634)	$6.41
Vested	(10,260,781)	$7.04
Balance as of September 30, 2024	25,616,629	$6.17

During the nine months ended September 30, 2024, the vested RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 4,141,145 shares were withheld and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total employees’ tax obligations to taxing authorities was $25 million of which $22 million was paid during the nine months ended September 30, 2024 and is reflected as a financing activity within the consolidated statements of cash flows.
Employee Stock Purchase Plan (“ESPP”)
During the nine months ended September 30, 2024, 1,437,375 shares were issued under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended September 30, 2024 and 2023 amount to $20 million and $19 million, respectively ($16 million and $14 million, net of taxes, respectively), and (ii) for the nine months ended September 30, 2024 and 2023 amount to $58 million and $60 million, respectively ($45 million and $45 million, net of taxes, respectively) and were included as follows:

(in $ millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue (excluding depreciation and amortization)	$1	$1	$3	$3
Sales and marketing	5	6	15	24
Technology and content	5	5	15	13
General and administrative	9	7	25	20
Total	$20	$19	$58	$60
As of September 30, 2024, the Company expects compensation expense related to (i) unvested stock options of less than $1 million to be recognized over the remaining weighted average period of less than 1 year and (ii) unvested RSUs of approximately $110 million to be recognized over the remaining weighted average period of 2 years.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(52)	$(63)	$12	$(103)
Net changes during the period, net of tax benefit	20	—	(11)	9
Balance as of September 30, 2024	$(32)	$(63)	$1	$(94)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2022	$(10)	$(1)	$4	$(7)
Net changes during the period, net of tax benefit	(6)	(1)	—	(7)
Allocated to non-controlling interest	(16)	1	1	(14)
Re-classed from non-controlling interest upon corporate simplification transaction	(59)	(27)	23	(63)
Balance as of September 30, 2023	$(91)	$(28)	$28	$(91)
Amounts in accumulated other comprehensive loss are presented net of the related tax impact. Reclassifications out of accumulated other comprehensive losses related to amortization of (i) actuarial gains (losses) and prior service costs (component of net periodic pension benefit (cost)) is included within other income (loss), net, and (ii) gain (loss) on termination of cash flow hedges is included within interest expense, in the Company’s consolidated statements of operations.
Share Repurchase
In August 2024, pursuant to a share repurchase agreement, GBTG repurchased 8 million shares of Class A common stock from a shareholder, in a privately negotiated transaction, at a purchase price of approximately $6.85 per share, or $55 million in aggregate. The shares repurchased are held as treasury shares, measured at cost based on the amount paid to repurchase the shares and is presented as a reduction of equity on the Company's consolidated balance sheets.
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
The Company has excluded 16 million stock options for the three and nine months ended September 30, 2024 and 20 million stock options for three and nine months ended September 30, 2023, from the calculation of diluted earnings (loss) per share as their inclusion would have resulted in anti-dilutive effect on loss per share.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company has excluded 26 million RSUs for the three and nine months ended September 30, 2024 and 24 million RSUs for three and nine months ended September 30, 2023, from the calculation of diluted earnings (loss) per share as their inclusion would have resulted in anti-dilutive effect on loss per share.
The following table reconciles the numerators and denominators used in the computation of basic and diluted loss per share from continuing operations:

(in $ millions, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator – Basic and diluted loss per share:
Net loss attributable to the Company’s Class A common stockholders (A)	$(129)	$—	$(122)	$(16)
Add: Net loss attributable to non-controlling interests in subsidiaries	—	(8)	—	(74)
Net loss attributable to the Company’s Class A common stockholders - Diluted (B)	$(129)	$(8)	$(122)	$(90)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	462,291,043	419,154,778	462,763,170	181,775,461
Assumed conversion of Class B Common Stock	—	38,587,351	—	274,524,584
Weighted average number of Class A Common Stock outstanding – Diluted (D)	462,291,043	457,742,129	462,763,170	456,300,045

Basic loss per share attributable to the Company’s Class A common stockholders: (A) / (C)	$(0.28)	$—	$(0.26)	$(0.09)

Diluted loss per share attributable to the Company’s Class A common stockholders: (B) / (D)	$(0.28)	$(0.02)	$(0.26)	$(0.20)
(14)    Derivatives and Hedging
Except as mentioned below, the Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. The Company does not offset derivative assets and liabilities within the consolidated balance sheets.
Interest Rate Swaps
The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. Until July 26, 2024, the Company had interest rate risk primarily related to its senior secured term loans under the Original Credit Agreement which bore interest at a variable rate that was based on synthetic LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). Upon refinancing in July 2024, the Company has interest rate risk primarily related to its Term Loans and Revolving Loans (see note 7 - Long-term Debt) which bear interest at a variable rate based on SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable).
In order to protect against potential higher interest costs resulting from anticipated increases in the variable rates, the Company, from time-to-time, has entered into interest rate swap contracts (discussed below) that fixed the benchmark interest rate with respect to a portion of its variable rate debt.
In June 2022, the Company entered into an interest rate swap contract (subsequently amended in March 2023) for a notional amount of $600 million and maturity in March 2025. The terms of this agreement required the Company to

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
receive a variable rate of three months Adjusted SOFR, and pay fixed rate of 3.6800%. In February 2023, the Company entered into another interest rate swap contract for a notional amount of $300 million and maturity in March 2027. The terms of the agreement required the Company to receive a variable rate of three months SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%. These interest rate swaps were designated as cash flow hedges that were highly effective at offsetting the increases in cash outflows resulting from increased variable rates over the fixed rates under the swap contracts. The Company terminated both the interest rate swap contracts in September 2024 and made a payment to the counter-party of $4 million, in cash, representing the fair value of the contracts on the termination date. The Company simultaneously entered into two new interest rate swap agreements with the following terms:

Notional Amount (in $ millions)	Period	Fixed Interest Rate
$400	September 2024 to July 2028	3.242%
$500	September 2024 to July 2029	3.226%
Under ASC 815, Derivatives and Hedging, the fair value loss of the terminated interest rate swaps of $4 million recorded in accumulated other comprehensive loss will be proportionately included as interest expense, in the consolidated statement of operations until March 2027 as the interest payments are made over this period. Further, the Company has determined that the new interest rate swap contracts will be designated as cash flow hedges that are highly effective at offsetting the increases in cash outflows when three-month SOFR exceeds respective fixed rates under the contracts. Changes in the fair value of the interest rate swaps, net of tax, are recognized in other comprehensive income (loss) and are reclassified out of accumulated other comprehensive income (loss) and into interest expense when the hedged interest obligations affect earnings.
Cross Currency Interest Rate Swaps and Net Investment Hedges

In August 2024, the Company entered into a fixed-to-fixed cross currency interest rate swap ("CCS") contract. Under the CCS, the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $263 million and will pay fixed interest of 6.527% per annum on Euro ("EUR") notional amount of €240 million. Notional amounts in the respective currencies are deemed to be exchanged at the beginning and end of the swap period. The swaps maturity date is July 26, 2029. Interest settlements under the CCS occur semi-annually in January and July of each year, commencing on January 26, 2025, and ending on July 26, 2029.

The Company has designated these CCS contracts as a net investment hedge, hedging foreign exchange translation risk related to a portion of its investments in EUR functional currency denominated subsidiaries on an after-tax basis. The Company has elected the spot method for measuring hedge effectiveness. As a result, the change in the fair value of CCS attributable to the changes in the spot rates are recorded in the cumulative translation adjustment (CTA) section of other comprehensive income (loss). The initial value of the excluded components are recognized in interest expense under a systematic and rational method in accordance with ASC 815. Any difference between the change in fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are also reported in the CTA section of other comprehensive income (loss). Amounts related to the CCS representing net periodic interest accruals are recognized in “Interest expenses,” on the Company's consolidated statements of operations.
Earnout Shares
The Company has issued and outstanding earnout shares (see note 10 – Earnout Shares) which are accounted for as derivative instruments. As of September 30, 2024, the total number of earnout shares issued and outstanding were approximately 23 million.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions)	Balance sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$1	$7
Interest rate swaps	Other non-current liabilities	$—	$(5)
Cross currency interest rate swaps	Other non-current liabilities	$(12)	$—
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	$(91)	$(77)
The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net loss:

	Amount of gain/(loss) recognized in other comprehensive income (loss)				Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023		2024	2023	2024	2023
Derivatives designated as hedging instruments
Interest rate swaps	$(10)	$3	$(5)	$6	NA	—	—	—	—
Interest rate swaps re-classed to consolidated statements of operations	(2)	(2)	(6)	(6)	Interest expense	$2	$2	$6	$6
Cross currency interest rate swap	(12)	—	(12)	—	NA	—	—	—	—
Derivatives not designated as hedging instruments
Earnout Shares	—	—	—	—	Fair value movement on earnout derivative liabilities	(22)	39	(14)	23
						$(20)	$41	$(8)	$29
The Company expects $4 million of gain on the interest rate swap contracts to be reclassified from accumulated other comprehensive loss to net earnings as a credit to interest expense within the next 12 months.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2024, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps, cross currency interest rate swaps and non-employee earnout shares. The fair value of the Company’s interest rate swaps has been primarily calculated by using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of the Company’s cross currency interest rate swaps has been calculated by using discounted cash flows of the contracts using market observable inputs including currency spot and forward rates of the underlying currencies. The fair value of non-employee earnout shares is determined using the Monte Carlo valuation method.
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Interest rate swaps asset	Level 2	$1	$7
Interest rate swap liability	Level 2	—	(5)
Cross currency interest rate swap liability	Level 2	(12)	—
Non-employee earnout shares	Level 3	(91)	(77)
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
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	September 30, 2024	December 31, 2023
Stock price ($)	$7.69	$6.45
Risk-free interest rate	3.61%	3.98%
Volatility	45.0%	47.5%
Expected term (years)	2.7	3.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$4.46	$3.71
Fair value ($) (per earnout share – Tranche 2)	$3.45	$3.02
The following table presents changes in Level 3 financial liabilities measured at fair value during the nine months September 30, 2024:

(in $ millions)	Earnout Shares (Amount)
Balance as of December 31, 2023	$77
Change in fair value	14
Balance as of September 30, 2024	$91

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
The fair values of the Company’s outstanding senior secured term loans are as follows:

		September 30, 2024		December 31, 2023
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured term loans - amended and restated	Level 2	$1,375	$1,397	$—	$—
Senior secured initial term loans - original	Level 2	$—	$—	$234	$236
Senior secured tranche B-3 term loans	Level 3	$—	$—	$990	$1,013
Senior secured tranche B-4 term loans	Level 3	$—	$—	$132	$137
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
(16) Related Party Transactions
The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders' affiliates and the Company's affiliates.
Commercial Agreements
The Company has various commercial agreements with affiliates of American Express International, Inc. ("American Express"). In respect of such agreements, included in the operating costs are costs of approximately $9 million and $7 million for the three months ended September 30, 2024 and 2023, respectively, and costs of $28 million and $22 million for charges from affiliates of American Express for the nine months ended September 30, 2024 and 2023, respectively. Revenues also include revenue from affiliates of American Express of approximately $2 million and $7 million for the three months ended September 30, 2024 and 2023, respectively, and revenue of $6 million and $19 million for the nine months ended September 30, 2024 and 2023, respectively. Amounts payable to affiliates of American Express under these agreements, which include amounts collected by the Company on behalf of affiliates of American Express, as of September 30, 2024 and December 31, 2023, were $19 million and $25 million, respectively. Amounts receivable from affiliates of American Express under these agreements were $1 million and $15 million as of September 30, 2024 and December 31, 2023, respectively.

In November 2021, the Company and an affiliate of EG Corporate Travel Holdings LLC (“Expedia") entered into a ten-year term marketing partner agreement to provide the Company’s corporate clients with access to Expedia and it's affiliates' hotel content. As a result of this agreement, the Company recognized revenue of $40 million and $40 million for the three months ended September 30, 2024 and 2023, respectively, and $138 million and $122 million for the nine months

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ended September 30, 2024 and 2023, respectively. The Company had $43 million and $20 million receivable from the affiliate of Expedia as of September 30, 2024 and December 31, 2023, respectively.

In November 2021, the Company and an affiliate of Expedia entered into a Transition Services Agreement (as amended from time to time) pursuant to which the affiliate of Expedia provided certain transition services to the Company through April 30, 2024 to facilitate an orderly transfer of Egencia from the Expedia affiliate to the Company. On May 1, 2024, the parties entered into an Operating Agreement whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months. The total cost charged to the Company for the three months ended September 30, 2024 and 2023, was approximately $3 million and $6 million, respectively, and for the nine months ended September 30, 2024 and 2023, was $12 million and $20 million, respectively, which was included in the Company’s consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company had a payable to an affiliate of Expedia of $2 million and $3 million, respectively. Further, as of September 30, 2024 and December 31, 2023, Egencia had a net receivable of $0 and $5 million, respectively, from affiliates of Expedia, primarily on account of net cash collected from customers by affiliates of Expedia on behalf of Egencia.
As of September 30, 2024 and December 31, 2023, the Company had $7 million and $11 million payable to an affiliate of Expedia on account of a loss contingency recognized in 2022.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loan to equity affiliate
As of December 31, 2023, the Company had a loan receivable of $5 million from one of its equity affiliates which was received in June 2024.
(17) Subsequent Events

In October 2024, the Company’s Board of Directors authorized the Company's management to repurchase shares of the Company’s Class A common stock through December 31, 2027 in an amount not to exceed $300 million. Under the share repurchase program, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of the Company's Class A common stock by means of open market transactions, privately negotiated transactions, and/or by other means deemed appropriate or advisable by Company management. The timing, manner, price and amount of any repurchases will be subject to the Company's discretion and depend on a variety of factors, including the market price of the Company’s Class A common stock, general market and economic conditions, regulatory requirements and other business considerations. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its Class A common stock under the program.

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
•risks related to, or unexpected liabilities that arise in connection with, any future acquisition or the integration of any acquisition; and
•other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 13, 2024 ("Annual Report on Form 10-K"), as

well as other risks and uncertainties detailed from time to time in our subsequent Quarterly Reports on Form 10-Q or other filings with the SEC.
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
Overview
We operate American Express Global Business Travel, a leading software and services company for travel, expense and meetings & events. We provide a full suite of differentiated, technology-enabled solutions to business travelers and business clients, suppliers of travel content (such as airlines, hotels, ground transportation providers and aggregators) and third-party travel agencies. We differentiate our value proposition through our commitment to deliver unrivaled choice, value and experience, and our brand promise.

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

	Three months ended September 30,		Change increase/(decrease)		Nine months ended September 30,		Change increase/(decrease)
(in $ millions, except percentages)	2024	2023		%	2024	2023		%
Key Operating Metrics
TTV	$7,752	$7,123	$629	9%	$23,581	$21,894	$1,687	8%
Transaction Growth	5%	8%	n/m	n/m	5%	22%	n/m	n/m
Key Financial Metrics
Revenue	597	571	26	5%	1,832	1,741	91	5%
Total operating expense	570	575	(5)	(1)%	1,747	1,752	(5)	—%
Operating income (loss)	27	(4)	31	n/m	85	(11)	96	n/m
Net loss	(128)	(8)	(120)	n/m	(120)	(90)	(30)	(32)%
Net loss margin	(21)%	(1)%	n/m	n/m	(7)%	(5)%	(140)bps	(26)%
Net cash from operating activities	85	135	(50)	(37)%	207	104	103	100%
EBITDA	33	76	(43)	(58)%	200	148	52	35%
Adjusted EBITDA	118	95	23	23%	368	300	68	22%
Adjusted EBITDA margin	20%	17%	300bps	18%	20%	17%	280bps	16%
Adjusted Operating Expenses	479	476	3	1%	1,464	1,441	23	2%
Free Cash Flow	59	107	(48)	(45)%	132	17	115	n/m

	As of September 30,	As of December 31,
	2024	2023
Net Debt	$860	$886
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
For the three months ended September 30, 2024, TTV increased by $629 million, or 9%, to $7,752 million compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024 TTV increased by $1,687 million, or 8%, to $23,581 million compared to the nine months ended September 30, 2023. The increase in TTV during these periods was primarily due to Transaction Growth and an increase in average transaction price driven by a higher mix in international transactions and higher hotel room rates.
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

Transaction Growth was 5% for the three months and nine months period ended September 30, 2024 compared to the respective prior year period. Increase in Transaction Growth during both periods was primarily due to share gains and increased demand for business travel from our clients, with strong global multinational customer base performance offset by slower growth in small and medium enterprise customer base.

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
Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2024	2023	2024	2023
Net loss	$(128)	$(8)	$(120)	$(90)
Interest income	(2)	—	(4)	—
Interest expense	28	36	93	105
Loss on early extinguishment of debt	38	—	38	—
Provision for (benefit from) income taxes	54	(2)	55	(12)
Depreciation and amortization	43	50	138	145
EBITDA	33	76	200	148
Restructuring, exit and related charges (a)	8	13	14	49
Integration costs (b)	7	10	20	28
Mergers and acquisitions (c)	12	1	37	1
Equity-based compensation and related employer taxes (d)	22	19	64	60
Fair value movement on earnout derivative liabilities (e)	22	(39)	14	(23)
Other adjustments, net (f)	14	15	19	37
Adjusted EBITDA	$118	$95	$368	$300
Net loss Margin	(21)%	(1)%	(7)%	(5)%
Adjusted EBITDA Margin	20%	17%	20%	17%
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2024	2023	2024	2023
Total operating expenses	$570	$575	$1,747	$1,752
Adjustments:
Depreciation and amortization	(43)	(50)	(138)	(145)
Restructuring, exit and related charges (a)	(8)	(13)	(14)	(49)
Integration costs (b)	(7)	(10)	(20)	(28)
Mergers and acquisitions (c)	(12)	(1)	(37)	(1)
Equity-based compensation and related employer taxes (d)	(22)	(19)	(64)	(60)
Other adjustments, net (f)	1	(6)	(10)	(28)
Adjusted Operating Expenses	$479	$476	$1,464	$1,441
_____________________________________________________________
(a)Includes (i) employee severance costs of $2 million and $12 million for the three months ended September 30, 2024 and 2023, respectively, and $8 million and $40 million for the nine months ended September 30, 2024 and 2023, respectively, (ii) accelerated amortization of operating lease ROU assets of $4 million and $1 million for the three months ended September 30, 2024 and 2023, respectively and $4 million and $7 million for the nine months ended September 30, 2024 and 2023, respectively and (iii) contract costs related to facility abandonment of $2 million and $0 for the three months ended September 30, 2024 and 2023, respectively, and $2 million and $2 million for the nine months ended September 30, 2024 and, 2023, respectively.
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
(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $0 and $4 million for the three months ended September 30, 2024 and 2023, respectively, and $6 million and $16 million for the nine months ended September 30, 2024 and 2023, respectively, and (ii) legal and professional services costs of $(1) million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $4 million and $12 million for the nine months ended September 30, 2024 and 2023, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange loss of $14 million and $8 million for the three months ended September 30, 2024 and 2023, respectively, and $5 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $1 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and $4 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively.
For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following is a discussion of our results of the consolidated statements of operations for the three months ended September 30, 2024 and 2023:
Revenues

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Travel revenue	$478	$455	$23	5%
Product and professional services revenue	119	116	3	2%
Total revenue	$597	$571	$26	5%

For the three months ended September 30, 2024, our total revenue increased by $26 million, or 5%, due to an increase in both Travel Revenue and Product and professional services revenue. The increase in total revenue was driven by 5% Transaction Growth, offset by a small decline of 30 bps in yield to 7.7%. Revenue yield was in line with expectations and declined modestly due to mix of non-TTV driven revenue, higher mix of digital transactions and phasing of supplier revenue performance obligations. On a full-year basis, revenue yield is expected to decline 15 to 20 basis points year over year.

Travel Revenue increased by $23 million, or 5%, primarily due to 5% increase in Transaction Growth and 9% increase in TTV. Product and professional services revenue increased $3 million, or 2%, primarily due to increases in management fees.

Cost of Revenue (Excluding Depreciation and Amortization)

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$237	$238	$(1)	—%

For the three months ended September 30, 2024, cost of revenue (excluding depreciation and amortization) decreased marginally by $1 million. Increase in traveler care costs of $11 million and vendor rates and merit salary increases of $8 million were offset by $20 million reduction in expenses primarily due to cost savings initiatives.

Sales and Marketing

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Sales and marketing	$99	$95	$4	5%

For the three months ended September 30, 2024, sales and marketing expenses increased by $4 million, or 5%, due to (i) higher employee costs of $2 million to support additional transaction volume and (ii) $2 million increased costs to support growth plans in hotel acceleration and small and medium enterprise customer base.
Technology and Content

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Technology and content	$112	$103	$9	10%

For the three months ended September 30, 2024, technology and content costs increased by $9 million, or 10%, primarily due to (i) $3 million increased costs to support growth plans in hotel acceleration and small and medium enterprise customer base and (ii) $5 million increase in data processing fees and higher employee costs as a result of increased employee headcounts related to our strategic investments.
General and Administrative

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
General and administrative	$75	$77	$(2)	(3)%

For the three months ended September 30, 2024, general and administrative expenses decreased by $2 million, or 3%, primarily due to (i) benefits from cost saving initiatives of $6 million, (ii) reduction in integration costs of $3 million, and (iii) $3 million reduction in other corporate expenses, partially offset by (iv) increase in mergers and acquisitions costs of $11 million driven by the potential CWT acquisition.
Restructuring and Other Exit Charges
For the three months ended September 30, 2024, restructuring charges of $4 million related to employee severance costs was primarily due to reduction in workforce to improve operational efficiencies and accrual of certain contract termination costs related to leased facilities abandonment.
Depreciation and Amortization
For the three months ended September 30, 2024, depreciation and amortization decreased by $7 million, or 15%, as certain intangible assets were fully amortized during the three months ended September 30, 2024.
Interest Expense

For the three months ended September 30, 2024, interest expense decreased by $8 million or 24%. The fixed rate margins were lower during the three months ended September 30, 2024 compared to three months ended September 30, 2023 due to (i) improved leverage ratios under the Original Credit Agreement based on which margins were set and (ii) refinancing of term loans in July 2024 with lower fixed rate margins. The changes in variable interest rates did not have material impact due to interest rate swaps being in place.

Loss on Early Extinguishment of Debt
During the three months ended September 30, 2024, we repaid the entire principal amount of term loans outstanding under our Original Credit Agreement, including early prepayment penalty, and recognized a loss on early extinguishment of debt of $38 million.
Fair Value Movement on Earnout Derivative Liabilities
During the three months ended September 30, 2024, the fair value movement of our derivative liabilities related to our earnout shares resulted in a charge of $22 million to our consolidated statements of operations compared to a credit of $39 million during the three months ended September 30, 2023. The increase in fair value of earnout derivative liability during the three months ended September 30, 2024, was mainly driven by the increase in our stock price as of September 30, 2024.
Other Loss, net
For the three months ended September 30, 2024, other loss, net,increased by $6 million primarily due to unfavorable foreign exchange movement.
(Provision for) Benefit from Income Taxes
For the three months ended September 30, 2024 and 2023, we had income tax (expense) benefit of $(54) million and $2 million, respectively. Our effective tax rate is different than the U.S. federal statutory corporate income tax rate of 21% due to non-deductible expenses and changes to the valuation allowance for deferred tax assets.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following is a discussion of our results of the consolidated statements of operations for the nine months ended September 30, 2024 and 2023:
Revenues

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Travel revenue	$1,476	$1,401	$75	5%
Product and professional services revenue	$356	340	16	5%
Total revenue	$1,832	$1,741	$91	5%

For the nine months ended September 30, 2024, our total revenue increased by $91 million, or 5%, due to an increase in both Travel Revenue and Product and professional services revenue. The increase in total revenue was driven by 5% increase in Transaction Growth, offset by a modest decline of 20 bps in yield to 7.8% due to mix of non-TTV driven revenue and higher digital transactions. On a full-year basis, revenue yield is expected to decline 15 to 20 basis points year over year.

Travel Revenue increased by $75 million, or 5%, primarily due to 5% increase in Transaction Growth and 8% increase in TTV. Product and Professional Services Revenue increased $16 million, or 5%, due to $14 million increase in management fees and $2 million from increased consulting and other professional services revenue.
Cost of Revenue (Excluding Depreciation and Amortization)

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$729	$723	$6	1%

For the nine months ended September 30, 2024, cost of revenue (excluding depreciation and amortization) increased by $6 million, or 1%, due to (i) additional traveler care costs of $35 million to manage the increase in transaction volume and (ii) a merit increase of $19 million in salaries and benefits, offset by (iii) $48 million reduction in expenses primarily due to cost savings initiatives.
Sales and Marketing

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Sales and marketing	$297	$300	$(3)	(1)%

For the nine months ended September 30, 2024, sales and marketing expenses decreased by $3 million, or 1%, primarily due to cost saving initiatives.
Technology and Content

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Technology and content	$332	$307	$25	8%

For the nine months ended September 30, 2024, technology and content costs increased by $25 million, or 8%, primarily due to (i) $12 million increase to support growth plans in hotel acceleration and small and medium enterprise customer base, (ii) $7 million increase due to additional employee headcount related to our strategic investments, incentives and merit salary increase, and (iii) $5 million increase in data processing fees.
General and Administrative

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
General and administrative	$241	$235	$6	3%

For the nine months ended September 30, 2024, general and administrative expenses increased by $6 million, or 3%, primarily due to (i) $36 million related to mergers and acquisitions costs for the potential acquisition of CWT, offset by (ii) $15 million decrease resulting from cost saving initiatives, (iii) an $8 million reduction related to lower integration expenses' (iv) a $4 million reduction in other corporate expenses and (iv) $3 million of prior year costs incurred resulting from accelerated amortization of operating lease ROU assets .
Restructuring and Other Exit Charges
For the nine months ended September 30, 2024, restructuring charges of $10 million related to employee severance costs primarily due to reduction in workforce to improve operational efficiencies and accrual of certain contract termination costs related to leased facilities abandonment.
Depreciation and Amortization
For the nine months ended September 30, 2024, depreciation and amortization decreased $7 million, or 5%, as certain intangible assets were fully amortized during 2024.
Interest Expense
For the nine months ended September 30, 2024, interest expense decreased by $12 million or 12%. The fixed rate margins were lower during the nine months ended September 30, 2024 compared to nine months ended September 30, 2023 due to (i) improved leverage ratios under the Original Credit Agreement based on which margins were set and (ii)

refinancing of term loans in July 2024 with lower fixed rate margins. The changes in variable interest rates did not have material impact due to interest rate swaps being in place.
Loss on Early Extinguishment of Debt
During the nine months ended September 30, 2024, we repaid the entire principal amount of term loans outstanding under our Original Credit Agreement, including early prepayment penalty, and recognized a loss on early extinguishment of debt of $38 million.
Fair Value Movements on Earnout Derivative Liabilities
During the nine months ended September 30, 2024, the fair value movement of our derivative liabilities related to our earnout shares resulted in a charge of $14 million to our consolidated statements of operations compared to a credit of $23 million during the nine months ended September 30, 2023. The increase in fair value of earnout derivative liability was mainly driven by the increase in our stock price as of September 30, 2024.
Other Loss, net
For the nine months ended September 30, 2024, other loss, net, remained stable and comprised of $5 million of foreign exchange loss and $4 million of non-service components of our net periodic pension cost related to our defined benefit pension plans.
(Provision for) Benefit from Income Taxes

For the nine months ended September 30, 2024 and 2023, we had income tax (expense) benefit of $(55) million and $12 million, respectively. Our effective tax rate is different than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets, non-deductible expenses and certain U.S minimum taxes.
Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities as well as cash and cash equivalent balances on hand. As of September 30, 2024 and December 31, 2023, our cash and cash equivalent balances were $524 million and $476 million, respectively. During the nine months ended September 30, 2024 and 2023, our net cash from operating activities was $207 million and $104 million, respectively, and our Free Cash Flow was $132 million and $17 million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). On July 26, 2024, we amended and restated the Original Credit Agreement, which increased our revolving credit facility from $50 million to $360 million all of which remains undrawn as of September 30, 2024 (see note 7 - Long-term Debt, to our consolidated financial statements included elsewhere in this Form 10-Q).
We believe our liquidity is important given our limited ability to predict future financial performance due to the uncertainties of a potential economic slowdown. We have taken and continue to take several measures to preserve our liquidity (voluntary and involuntary redundancies, flexible workings, consolidating facilities, etc.), and entered into several financial transactions, including debt financing / refinancing transactions. In July 2024, we refinanced our then existing term loan facility and extended the maturity of term loans until July 2031 (see note 7 - Long-term Debt to our consolidated financial statement included elsewhere in this Form 10-Q). We continue to explore other capital market transactions, process rationalizations and cost reduction measures to further strengthen our liquidity position.
Based on our current operating plan, existing cash and cash equivalents, increase in business volume trends, mitigation measures taken or planned to strengthen our liquidity and financial position, along with our available increased revolving credit funding capacity under the A&R Credit Agreement and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a minimum period of twelve months. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities or undertake transactions to increase shareholder value. If we elect to pursue any such investments or transactions, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Our full utilization of the Revolving Credit Facility, under the A&R Credit Agreement entered into in July 2024, may be effectively limited with the leverage-based financial covenant requirements.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023	$
Net cash from operating activities	$207	$104	$103
Net cash used in investing activities	$(70)	(93)	23
Net cash (used in) from financing activities	$(79)	121	(200)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$3	(3)	6
Net increase in cash, cash equivalents and restricted cash	$61	$129	$(68)
Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
As of September 30, 2024, we had $550 million of cash, cash equivalents and restricted cash, an increase of $61 million compared to December 31, 2023. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Operating Activities
For the nine months ended September 30, 2024 and September 30, 2023, net cash from operating activities was $207 million and $104 million, respectively. The increase in cash flows from operating activities of $103 million was primarily due to an increase in operating income and lower cash interest payments partially offset by higher cash income taxes.
Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities decreased by $23 million primarily due to (i) decrease in purchase of property and equipment of $12 million and (ii) $10 million resulting from proceeds received in 2024 for a loan given to an equity affiliate in 2023 .
Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities of $79 million was primarily due to: (i) $1,372 million of repayment of principal amount of term loans under the Original Credit Agreement upon refinancing of debt in July 2024 (ii) $55 million purchase of treasury shares (iii) $51 million related to debt refinancing costs and make-whole premium for early repayment of term loans and (iv) $22 million cash paid for taxes withheld upon vesting of equity awards, offset by (v) $1,397 million of proceeds from borrowings under the A&R Credit Agreement, net of discount, upon debt refinancing in July 2024 and (vi) $27 million cash received from contributions for ESPP and exercise of stock options. During the nine months ended September 30, 2023, net cash from financing activities of $121 million was primarily due to: (i) $131 million of proceeds received from borrowings under the senior secured tranche B-4 term loan facilities, net of discount and (ii) $7 million received from exercise of stock options and contributions to ESPP, partially offset by (iii) $4 million repayment of principal amount of senior secured term loans and finance leases, and (iv) $14 million cash paid for taxes withheld upon vesting / exercise of equity awards.

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
Set forth below is a reconciliation of net cash from operating activities to Free Cash Flow.

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2024	2023
Net cash from operating activities	$207	$104	$103
Less: Purchase of property and equipment	(75)	(87)	12
Free Cash Flow	$132	$17	$115
During the nine months ended September 30, 2024, our Free Cash Flow improvement of $115 million was due to a $103 million increase in net cash from operating activities as discussed above and a decrease of $12 million of cash outflows related to purchases of property and equipment.
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
The following table summarizes our Net Debt position as of September 30, 2024 and December 31, 2023:

(in $ millions)	September 30, 2024	December 31, 2023
Current portion of long-term debt	$16	$7
Long-term debt, net of unamortized debt discount and debt issuance costs	1,368	1,355
Total debt, net of unamortized debt discount and debt issuance costs	1,384	1,362
Less: Cash and cash equivalents	(524)	(476)
Net Debt	$860	$886

As of September 30, 2024, our Net Debt is lower by $26 million compared to Net Debt as of December 31, 2023, due to $48 million increase in cash and cash equivalents balance, offset by $22 million of net increase in total debt, net of unamortized debt discount and debt issuance costs, primarily resulting from refinanced term loans as discussed below.
On July 26, 2024, we amended and restate our senior secured credit facility, and borrowed an aggregate principal amount of $1,400 million of term loans. The proceeds therefrom were used, in part, to repay in full the loans and other outstanding obligations (including make-whole premium, related fees and expenses) under the Original Credit Agreement. See note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q.
Debt Covenants
Our senior secured credit facility agreement contains customary restrictive financial and operating covenants (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q).
As of September 30, 2024, we were in compliance with all applicable covenants under the senior secured credit agreement.
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

Share Repurchase Program

In October 2024, our Board of Directors authorized our management to repurchase shares of the Company’s Class A common stock through December 31, 2027 in an amount not to exceed $300 million. Under the share repurchase program, we are authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of our Class A common stock by means of open market transactions, privately negotiated transactions and/or by other means deemed appropriate or advisable by our management. The timing, manner, price and amount of any repurchases will be subject to our discretion and depend on a variety of factors, including the market price of our Class A common stock, general market and economic conditions, regulatory requirements and other business considerations. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common stock under the program.

As of November 1, 2024, no shares have been repurchased under the share repurchase program and $300 million remains available to be utilized under the share repurchase program. The share repurchase transaction that we entered into in August 2024, was not part of this share repurchase program, and was a separately negotiated transaction with a shareholder (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

Contractual Obligations and Commitments
On July 26, 2024, we entered into the A&R Credit Agreement under which we borrowed $1,400 million of term loans and which provides for a $360 million of revolving credit facility. The proceeds from the term loans were used to repay, in full, the principal amount of term loans and other outstanding obligation (including breakage fees and related transaction fees and expenses) under the Original Credit Agreement. The principal amount outstanding under the new term loan facility is required to be repaid on a quarterly basis, commencing March 31, 2025, at an amortization rate of 1.00% per annum, with the balance due at maturity on July 26, 2031. There were no amounts drawn down from the revolving credit facility. (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q).
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
For the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, adopted and not yet adopted by us, see note 2 - Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Form 10-Q.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates, foreign currency exchange rates and inflation. We manage our exposure to interest rate risk by entering into derivative financial instruments for a portion of principal amount of our term loans and our exposure to foreign currency exchange rates risk through internally established policies and procedures. The objective of our policy is to mitigate potential income statement, cash flow, and fair value exposures resulting from possible future adverse fluctuations in rates. We do not engage in trading, market making or other speculative activities in the derivatives markets to manage these risks.

In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the euro, during the three months ended September 30, 2024, we entered into a cross currency interest rate swap contract and designated it as a net investment hedge (see note 14 - Derivatives and Hedging and note 15 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Form 10-Q for further information). Any change in the fair value of the net investment hedge would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the euro, we would be required to use a lower amount of our cash flows from operations to pay interest on our term loans and to settle our cross-currency interest rate swap contract, whereas during times of a weakening United States dollar against the euro, we would be required to use a greater amount of our cash flows from operations to pay interest on our term loans and to settle our cross-currency interest rate swap contract.
Further, during the three months ended September 30, 2024 and following debt refinancing in July 2024, we terminated our previous interest rate swap contracts and made a payment to the counter-party of $4 million, in cash, representing the fair value of the contracts on the termination date. The Company simultaneously entered into two new interest rate swap agreements (see note 14 - Derivatives and Hedging and note 15 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Form 10-Q for further information).
Other than above, there were no material changes in either our market risks or our mitigating strategies during the nine months ended September 30, 2024 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.

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

As previously disclosed in our Annual Report on Form 10-K, the Company identified deficiencies in its internal control over financial reporting related to the Egencia business, which we acquired on November 1, 2021. Certain revenue and procurement processes and procedures of the Egencia business, which was owned by Expedia prior to our acquisition, were carried out by Expedia under the transition services agreement. The Company had lack of oversight of these outsourced revenue and procurement processes and related controls, including general information technology ("IT") controls and IT application controls, that are used in the preparation of Egencia’s financial results. As a result, management has concluded the lack of oversight of such outsourced processes and controls is a material weakness as of September 30, 2024.

Remediation Efforts to Address Material Weakness

Our material weakness is related to the processes of recording of client revenue and payment of certain vendors of Egencia business and Egencia client receivables. We are currently working to remediate the material weakness, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. We expect to achieve remediation through the integration of key applications and processes for the Egencia business into the Company’s legacy control environment. The integration of the Egencia key applications and processes into the Company’s existing applications and processes has been completed and is now subject to the Company's internal control procedures and testing. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
ITEM 1A. Risk Factors
For the nine months ended September 30, 2024, there were no material changes to the risk factors presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors, Quarterly Report on Form 10-Q for the three months ended March 31, 2024 ("First Quarter Form 10-Q") and Quarterly Report on Form 10-Q for the three months ended June 30, 2024 ("Second Quarter Form 10-Q"), under Part II, Item IA. Risk Factors except as set forth below. For further discussion of other risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section titled Risk Factors in our Annual Report on Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Interruptions in and unauthorized access to our information technology systems, security breaches or incidents impacting our systems or data that we or our service providers maintain or otherwise process, could adversely affect our business.
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by nation-state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate detection or preventative measures. The emergence and maturation of artificial intelligence capabilities has led to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology, of which we have been a target, or other forms of generative automation that have scaled up the effectiveness of cyber threat activity.
We develop and maintain systems and processes aimed at detecting and preventing data breaches and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of data breaches, malicious social engineering and fraudulent or other malicious activities, deep fake attacks and human error or malfeasance cannot be eliminated entirely, and risks associated with each of these remain, including the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information), online accounts and systems.
If our information technology systems experience a significant disruption or breach or if actual or perceived fraud levels or other illegal activities were to arise due to a data breach at a business partner, merchant or other market participant, employee error, malfeasance or otherwise, it could lead to the loss of data or data integrity, regulatory investigations, increased litigation (including class action litigation), remediation and response costs, greater concerns of customers and/or business partners relating to the privacy and security of their data, and reputational and financial damage to our brand, which could have a material adverse impact on our business. If such disruptions or breaches are not detected immediately, their effect and resulting impact could be compounded. Data breaches and other actual or perceived failures to maintain confidentiality, integrity, privacy and/or data protection, including leaked business data, may also disrupt our operations, undermine our competitive advantage through the disclosure of sensitive Company information, divert management attention and resources and negatively impact the assessment of us and our subsidiaries by regulatory authorities and rating agencies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of our Class A common stock repurchases by month for the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	-	-	-	-
August 1, 2024 – August 31, 2024	8,000,000	$6.85	-	-
September 1, 2024 – September 30, 2024	-	-	-	-
Total	8,000,000	$6.85	-	-

(1) Pursuant to a share repurchase agreement, we repurchased 8 million shares of Class A common stock from a shareholder in a privately negotiated transaction. The shares repurchased are held as treasury shares.
Separate to the above transaction, in October 2024, our Board of Directors authorized our management to repurchase shares of our Class A common stock through December 31, 2027 in an amount not to exceed $300 million. Under the share repurchase program, we are authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of our Class A common stock by means of open market transactions, privately negotiated transactions, and/or by other means deemed appropriate or advisable by our management. The timing, manner, price and amount of any repurchases will be subject to our discretion and depend on a variety of factors, including the market price of our Class A common stock, general market and economic conditions, regulatory requirements and other business considerations. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common stock under the program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Fifth Amended and Restated Articles of Association of GBT JerseyCo Limited (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the SEC on July 29, 2024).
10.1#
Amended & Restated Credit Agreement, dated as of July 26, 2024, by and among Global Business Travel Group Inc., GBT US III LLC, the lenders and letter of credit issuers party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on July 29, 2024).

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
_____________________________________________________________
*Filed herewith
**Furnished herewith
#     The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish supplementally a copy of such exhibits and schedules, or any section thereof, to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Business Travel Group, Inc.

Date: November 5, 2024	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)