Form 10-K
period 2024-12-31
Global Business Travel Group, Inc.
filed 2025-03-07
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $681 million.
As of March 4, 2025, there were 478,412,635 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

GLOBAL BUSINESS TRAVEL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024
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
•the decisions of market data providers, indices and individual investors;
•the outcome of any legal proceedings that have been or may be instituted against the Company or CWT Holdings, Inc. (“CWT”) in connection with our merger with CWT (the “Merger”), including the lawsuit filed by the Department of Justice against us and CWT related to the Merger;
•delays in obtaining, adverse conditions contained in, or the inability to obtain necessary regulatory approvals or complete regulatory reviews required to complete the Merger;
•the inability to complete, costs related to, or the inability to recognize the anticipated benefits of, the Merger; and
•other risks and uncertainties described under “Part I—Item 1A. Risk Factors.”
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
Item 1.    Business
Overview
American Express Global Business Travel, which is operated by Global Business Travel Group, Inc., a Delaware corporation, ("Amex GBT") is a leading software and services company for travel, expense, and meetings & events. We have built one of the most valuable marketplaces in travel with comprehensive and competitive content. We offer a choice of software solutions for customers to access the Amex GBT marketplace, backed up by global teams for 24/7 support in over 140 countries. Our solutions deliver savings, flexibility and service from a brand our customers can trust - Amex GBT. We also give our supplier partners efficient access to our customers around the world.1
During the year ended December 31, 2024, we generated total transaction value ("TTV") of approximately $30.5 billion, resulting in revenues of $2.42 billion, net loss of $134 million, and Adjusted EBITDA of $478 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Key Operating and Financial Metrics — Non-GAAP Financial Measures” for additional information about our non-GAAP measures and a reconciliation to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles, consistently applied ("GAAP").
The global Amex GBT marketplace brings together all parts of the Amex GBT ecosystem including our proprietary technology, expert servicing, supplier relationships and expert people. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our customers, delivering access to extensive and competitive content, including exclusive negotiated content. Some customers choose to build their own program, working closely with us to combine the latest in travel technology with customized service options. Whatever the customer's needs and approach to travel and expense, our solutions deliver savings, flexibility, and service from a brand they can trust.
Within the Amex GBT marketplace, our five travel solutions are designed to match each customer's needs. No matter which solution a customer chooses, they will have access to:
•Relationship managers with industry expertise and in-depth understanding of travel and expense.
•Service across all channels worldwide.
•Data and analytics to manage their travel programs, drive cost efficiency, deliver duty of care and transparency to their carbon impact.
•Industry specialization for sectors requiring tailored and bespoke features, service and benefits.
•Heightened Bank Holding Company ("BHC") level compliance, proactive risk management across all risk pillars, and governance and controls delivering leading cybersecurity, data protection and third party oversight programs.
Customers can choose between our proprietary travel and expense solutions or we can partner with a customer's chosen technology to provide access to the Amex GBT marketplace:

1 Global Business Travel Group, Inc. (NYSE: GBTG) uses the “American Express Global Business Travel” and “American Express Global Business Travel Meetings & Events” trademarks under a limited license to its subsidiary from American Express. “American Express” and the American Express logo are trademarks and the property of American Express Company or its affiliated or related companies (American Express). American Express holds a minority interest in GBTG, which operates as a separate company from American Express.

Amex GBT proprietary technology
•Amex GBT Egencia - For businesses needing a configurable digital travel platform with a personalized, digital experience. Customers can select their travel options and integrate with a preferred expense platform to get complete oversight and control across their program.
•Amex GBT Neo1 - For businesses preferring a complete online spend management platform to manage business expenses, including travel. Integrate payments, control budgets and manage employee approvals all in one place.
•Amex GBT Neo - For businesses preferring customizable global travel, customers work with us to design and build their travel and expense program. We manage their entire program by combining our leading travel and expense platform, with customized servicing options, giving oversight and control across their program.
Amex GBT in partnership with a customer's chosen technology
•Amex GBT Select - For businesses preferring a flexible solution integrating their existing technology with our marketplace and configurable servicing options. They can build a tailored program to give insight and control across their travel spend.
•Amex GBT Ovation - For businesses preferring a higher touch travel solution and personalized corporate travel servicing. The Amex GBT Ovation solution caters to customers who prefer to speak to our travel experts as well as use our technology.
Specialized Professional Services
Our range of travel and expense solutions are underpinned by specialized professional services including Amex GBT Meetings & Events and GBT Consulting. All of these services embody the critical components, such as account management, sustainability solutions, and in-depth reporting, needed by our customers. Amex GBT Meetings & Events helps deliver unforgettable, engaging experiences that leave a lasting impact for businesses, brands, and attendees through a range of services. GBT Consulting provides strategic guidance and tailored solutions to optimize corporate travel programs, enhance cost savings, improve traveler experience, and maintain policy compliance. For sports professionals, TV and film production studios and sports broadcasting companies worldwide, GBT Sports & Entertainment provides tailored travel services for these dynamic industries.
With our GBT Partner Solutions program, we extend our proprietary software and service platform to third-party travel management companies ("TMCs") and independent advisors (collectively, "Network Partners"). We provide global access to our differentiated content and technology, global servicing capabilities and access to our leading content marketplace ("GBT Partner Solutions"). Through GBT Partner Solutions, we aggregate business travel demand serviced by our Network Partners at low incremental cost, which we believe enhances the economics of our platform, generates increased return on investment and expands our geographic footprint.
Since our formation in 2014, we have expanded our capabilities, integrated new brands through acquisitions, and invested in developing our products and platform. The pursuit of strategic acquisitions has allowed us to invest our capital to expand our business, complementing our organic growth strategy, and further driving our ability to accomplish our long-term strategic goals. Through our acquisition of KDS in October 2016, we strengthened our platform and digital capabilities with the Neo online booking and expense platform, our leading edge platform to engage with travelers through digital channels. The acquisition of Hogg Robinson Group Limited, a global B2B services company specializing in travel management, complemented our geographical footprint with the ability to offer enhanced service to our clients in key regions, and broadened our product and technology capabilities. We added artificial intelligence (“AI”) and machine learning capabilities to our portfolio in 2020 when we acquired 30 Seconds to Fly. With the acquisition in 2021 of Ovation Travel, LLC, which includes Ovation, Ovation Vacations and Lawyers Travel brands (collectively "Ovation") we were able to add a high-touch service. Most recently, with the consummation of the 2021 acquisition of Egencia from Expedia Group, Inc. ("Expedia"), we substantially enhanced our capabilities with Egencia’s software solution specifically built for “digital-first” clients who want a seamless program that delivers full traveler tools and control at a lower cost.

We regularly consider acquisition opportunities as well as other forms of business combinations to drive our strategy and to enhance growth. In March 2024, we entered into an Agreement and Plan of Merger with CWT Holdings, Inc. which was subsequently amended on January 17, 2025. See "Part I, Item 1. Business — Our Growth Strategy"; See "Part I, Item 1A. Risk Factors — Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business - We may be unable to identify and consummate new acquisition opportunities, which would significantly impact our growth strategy". For a specific discussion of risks related to the pending merger with CWT, see “— In order to consummate the Merger, we and CWT must obtain certain governmental approvals and satisfy closing conditions, and if such approvals are not granted or are granted untimely and/or with conditions, and if closing conditions are not satisfied, consummation of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced” and “— The Merger with CWT may cause our financial results to differ from our expectations or the expectations of the investment community, we may not achieve the anticipated benefits of the Merger, and the Merger may disrupt our current plans or operations.”
Amex GBT’s operations are headquartered in London, United Kingdom, and as of December 31, 2024, we had over 18,000 employees worldwide with a proprietary presence or operations in 31 countries. We expand our reach to service clients in the rest of the world through our Travel Partner Network ("TPN") and Egencia Global Alliance ("EGA") network, consisting of third-party TMCs who operate locally under the American Express Global Business Travel and Egencia Brands. According to the Global Business Travel Association ("GBTA"), the 31 countries in which we have a proprietary presence represent approximately 88% of business travel spend worldwide.
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
Our business is susceptible to substantial disruptions, as described in “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report.
Industry Overview and Competitive Landscape
Over the past 60 years, travel and tourism has been one of the largest and fastest-growing economic sectors, representing $11.1 trillion in spend, or 10% of global gross domestic product ("GDP") in 2024, according to the World Travel & Tourism Council (“Travel & Tourism: Economic Impact 2024,” May 2024). The travel industry can generally be divided into two sectors: (i) the leisure travel sector, which serves individuals who make reservations for vacation and personal travel, and (ii) the business travel sector, which serves business clients that require travel by employees and other travelers for business needs and meetings. We focus on the business travel sector.
According to the GBTA, global business travel was estimated to be a $1.5 trillion industry in 2024 with historical secular growth in excess of GDP through economic cycles ("2024 Business Travel Index Outlook", July 2024). Global business travel spend is expected to continue to grow in excess of GDP ("2024 Business Travel Index Outlook", July 2024). We believe this growth evidences the sustained role business travel plays as a driver of business and economic growth around the world.
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
We estimate that approximately 37% of business travel spend in the United States, and approximately 29% of business travel spend in Europe, was managed in 2024. We believe that a majority of unmanaged business travel spend is driven by SMEs, which we believe provides us with a significant growth opportunity given our strong SME client base in

B2B travel. Additionally, we estimate that the growth trends in our SME business, as well as the number of TMCs that currently focus on SMEs, is indicative of a greater demand for managed travel by SMEs.
We are a leading software and services company for travel, expense, and meetings & events in a fragmented TMC industry. We estimate that the top 10 TMCs in aggregate accounted for approximately $92 billion in business travel TTV in 2023, or less than 10% of total business travel spend worldwide.
Many TMCs serve a mix of business clients. However, business clients have a range of needs, preferences and priorities, and many TMCs focus on core capabilities aligned with the needs of their target clients. We offer our customers unrivaled choice, unrivaled value and unrivaled experiences. We believe this differentiation is further enhanced by our brand promise.
•Unrivaled Choice
◦Variety of Tailored Solutions: Amex GBT customers have access to a variety of travel and expense products and solutions each designed to meet a different unique need or preference.
•Unrivaled Value
◦Amex GBT Marketplace: Comprehensive Content and Superior Value: The demand for access to comprehensive content and exceptional value through savings and amenities is ubiquitous across our client base. The Amex GBT Marketplace delivers on this demand with comprehensive content and superior value.
•Unrivaled Experience
◦Leading Human (24/7 global customer service) and Digital Traveler and Customer Experience Powered by Cutting Edge Proprietary Platform: Ownership of the digital experience is a critical success factor, as a simple, easy to use, intuitive traveler and client digital experience often drives the buying decision. We offer unique seamless combination of our proprietary digital experience with access to the expertise of our travel counselors and customer relationship managers .
•The American Express Global Business Travel brand promise
◦In addition to offering Unrivaled Choice, Unrivaled Value and Unrivaled Experience, we believe that operating to a higher standard in relation to the environment, social responsibility and corporate governance is integral to our success with business clients and suppliers and to attracting and retaining the best talent in the industry and is the cornerstone of our brand promise. We continually work and invest in our risk management framework, governance structures, practices and procedures to meet this higher standard.
We believe that we benefit from our reputation for service, capacity and capability to adapt to emerging needs and preferences and our ability to invest in better solutions, and that these attributes will continue to support our business in the future. In particular, we believe that the following long-term structural trends have emphasized the increasingly important role of a well-managed travel program in effectively and efficiently solving critical business problems:
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
•Business clients continuing to seek more control and visibility over their travel program costs and offering a broader range of content and higher savings; and
•Business clients seeking partnerships that share their ambitions for more responsible and sustainable travel with solutions and clear roadmaps that support these ambitions.
We believe that we benefit from these long-term structural trends by combining:
•One of the world’s leading B2B travel platform by 2023 TTV;
•A diverse portfolio of leading travel management solutions;
•Exceptional client and traveler support;
•Comprehensive and differentiated content and experiences that drive improved savings and value; and
•Operations that meet high standards in cybersecurity, data privacy, ethics, third-party risk management and sustainability.
Value Proposition
We serve and create value for clients, travel suppliers and Network Partners in two ways: (i) by enabling an efficient marketplace for travel and expense through expert service, partnerships, content and distribution; and (ii) by offering a suite of software and professional services that enable effective and efficient management of business travel programs.

Clients: We serve a broad range of business clients globally across a diverse range of industries, including, among others, business and financial services, industrial, technology, healthcare, legal and other industries. During 2024, less than 40% of customer driven revenue was generated by our top 50 clients and no single client accounted for more than 2% of such revenue.

We deliver:
Travel and Expense Software
•Software for the traveler to seamlessly book and plan itineraries through our proprietary software, as well as full integration into third-party traveler and expense platforms.
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
We estimate SMEs represented approximately 49% of our TTV in 2024. The SME segment is highly competitive and fragmented, but we believe we have one of the most compelling offerings to SME client bases in B2B travel. Through our Ovation and Egencia acquisitions, we have reaffirmed our commitment to building a leading presence in the SME segment. Our SME-focused diverse portfolio of leading travel management services are also well positioned in premium segments and across various industries and clients of all sizes.
Travel Suppliers: Our longstanding and valuable supplier relationships include airlines, individual hotels and hotel groups, hotel aggregators, car rental companies, rail transportation providers and all three major Global Distribution Systems ("GDSs"). We believe that business travel demand is differentially important to travel suppliers due to their higher profitability and the high costs of marketing to and serving this demand directly. We are not only one of the largest single sources of business travel demand globally in terms of TTV, but we believe we also have a higher value (in terms of average ticket value and share of first and business class cabins) client base compared to the typical B2B travel benchmark.
Our value to travel suppliers is built on efficient access to premium business travelers, combined with solutions that help them effectively market their content and service offerings, including:
•A technology platform distributing content to our business clients across a wide range of points of sale ("POS");
•Managing a retail environment on behalf of travel suppliers, including client-specific content, fares and POS integrations;
•Analytics and other solutions that help travel suppliers make better retail decisions;
•Acting as an extension of the supplier sales force to our clients; and
•Superior capabilities that allow us to service those clients in challenging or unpredictable environments.
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
Network Partners: Through GBT Partner Solutions, we extend our technology and product solutions, content marketplace and global servicing capabilities to approximately 20 GBTNetwork affiliate members. In addition, we partner with over 130 Independent Agents as part of the OvationNetwork. We also have over 150 TMC's in our TPN and EGA in various jurisdictions across the globe. We believe the GBT Partner Solutions value proposition is compelling for all three networks by providing:
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
•We deliver value to all our clients through our differentiated software delivering comprehensive and exclusive content and experiences backed by high-quality service. We deliver this through the compelling combination of tailored value propositions targeted at attractive client segments in business travel reinforced by our diverse portfolio of leading travel management services, and the significant value created by the GBT platform that powers our services and our Network Partners.
•We have one of the largest concentrations of premium demand in travel worldwide. Business travel is important to travel suppliers due to its significant contribution to profitability driven by more first and business class cabin bookings, fewer advance purchases and more flexible tickets. By aggregating business travel demand, we are a valuable partner to travel suppliers.
•Our platform provides travel suppliers with efficient access to our valuable client base, creating a strong incentive for travel suppliers to deliver more content, better experiences and increased savings. Serving high value business clients requires a significant investment in technology, service resources, infrastructure and capabilities. Our efficient platform enables us to make and sustain this investment at compelling economics for both clients and travel suppliers. This creates margin headroom for travel suppliers to offer differentiated value through savings, content and experiences commensurate with the differentiated value of this demand to them. These savings and benefits make our value proposition even more compelling for our clients. Moreover, we benefit from premium economics and capacity to invest in our platform and in the inorganic expansion of platform and capability. Our clients and suppliers benefit from the incremental value created by these investments through more services and solutions, better client and traveler experiences and a more efficient platform.

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
Travel Revenues: Travel Revenues include all revenue relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds and comprised 80% of our total revenue in 2024. The major components of our Travel Revenues are:
•Client Fees: We typically charge clients transaction fees for arranging travel.
•Supplier Fees: Travel suppliers pay us for distributing and promoting their content. The mechanism varies by supplier, but the amount is usually a volume-linked fee. This includes fees from the three major GDSs.
Product and Professional Services Revenues: We receive revenue from clients, travel suppliers and Network Partners for using our platform, products and value-added services, which comprised 20% of our total revenues in 2024.
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
Technology
Since our formation in 2014, we have consistently invested capital to create a global platform that powers travel distribution, servicing and business travel programs. We continue to implement focused, high-impact enhancements to our technology platform and solutions to continually improve our value proposition to our clients, travel suppliers and Network Partners. The platform has been developed in a way to not only enable our owned and operated technology, but to power the travel technology ecosystem offering a greater range of technology choices for our clients to meet their program needs.

Technology Investments Create a Sustainable Competitive Advantage
Our technology investment has centered on three key strategic goals:
•Creating a custom-built technology infrastructure to power our solutions and support third-party applications while maintaining robust privacy and data security;
•Developing an omnichannel core platform capable of powering a global travel program, including a marketplace that provides content for our clients and seamless distribution for our travel suppliers; and
•Creating seamless travel experiences founded upon an integrated suite of solutions.

The core platform today is built on a flexible, modern, fully-cloud based infrastructure (with some client specific exceptions for data residency requirements), which enables efficient, consistent, operations and solutions delivered at scale globally. Our solutions bring together a robust set of capabilities that meet the needs of travel programs of all sizes as well as the most digitally savvy frequent travelers. Travel management solutions include policy and compliance management, trip approvals, unused ticket management, full featured reporting (including data, analytics and insights), traveler care tools designed to help ensure traveler safety and well-being, and continuous rate search. For the traveler, a digital suite of solutions enables information, communication, booking and travel management where they want it to be: online, on mobile and by e-mail, as well as by chat with travel counselors. Our platform also supports our travel counselors, enabling personalized servicing and proactive traveler care.
Our flexible core platform and core infrastructure also enables us deliver these capabilities through differentiated solutions tailored to client needs efficiently and effectively:

•Through Amex GBT Neo and Amex GBT Select, our platform supports over 50 distinct technology-enabled products (including the Neo Online Booking Tool and Neo Expense Tool for Amex GBT Neo, as well as all major third-party online booking tools ("OBTs") and expense tools for Amex GBT Select) intended to address specific, high-impact problems for our clients. In addition to these capabilities, we support seamless integrations with over 250 third-party and proprietary customer solutions.

•With Egencia, we offer integrated end-to-end B2B software covering all aspects of travel management in one place. Amex GBT Egencia is also now fully integrated with the core platform and technology infrastructure, benefiting from its global reach and scalability. In turn, Amex GBT Egencia has provided a platform and innovation capability designed to serve travelers and clients with a differentiated digital experience as well as a tool for human agents to support servicing of our customers.

Our technology is also designed to support innovation and new product development. For example, we leveraged the Neo codebase to launch Neo1, a fully self-serve spend management and travel solution, which enables GBT to provide an entry level solution for unmanaged customers.

We were an early adopter of AI and Machine Learning in the B2B travel space. For example, Amex GBT Egencia incorporates significant AI Capabilities in everything from determining the best travel choices based on intent to a large language model ("LLM") powered help center. Additionally we are implementing automation and augmentation solutions including sentiment analysis, voice to text and LLMs to increase servicing efficiency.

We continue to invest in technology to deliver the strategic goals of the business. We are expanding the availability of content proactively by increasing the connectivity and the functionality of our Marketplace in a changing supplier landscape. We are also enhancing the buying experience for travelers using the most advanced technologies available, using our strong AI foundations to find and book the best content, for an individual or a group, based on traveler preferences and company policies. Our flexible platform also enables us to accelerate adoption of AI and Automation throughout our operations, driving margin accretion and capacity for further investment.
Our Competitive Strengths
We attribute our success and historical performance to the following key strengths that we believe differentiate us from our competition:
•One of the world’s leading B2B software and services company for travel and expense by 2023 TTV with a diverse portfolio of leading travel management services serving business clients (“2024 Power List,” June 2024, Travel Weekly);
•One of the world's leading technology driven, proprietary digital solutions;
•High-quality client base with attractive retention rates and new business growth;
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
World’s Leading B2B software and services company for travel & expense by 2023 TTV with a Diverse Portfolio of Leading Travel and Expense Solutions
According to Travel Weekly, based on 2023 TTV, we are the world’s leading B2B travel platform and one of the leading platforms in travel (after leading B2C travel platforms such as Expedia and Booking Holdings Inc.). We offer software and services in travel and expense designed to provide solutions to demand and supply fragmentation. We provide travel suppliers with a cost-efficient channel to reach business clients and business travelers. We own parts of the distribution value chain, including technology, that enable us to differentiate our service and deliver excellence in client and traveler experiences. We deliver an expansive suite of professional and technology services to clients in addition to superior traveler services. We believe these capabilities and services increase the value of our B2B model.
We distinguish ourselves from other B2B travel providers through our portfolio of solutions that target premium demand segments in business travel with tailored and leading value propositions.
We serve a range of business clients and offer complete business travel solutions that can be designed and configured around client needs and fully integrated into client environments using an extensive suite of proprietary and third-party partner technology through Neo and Select solutions, respectively.
Our Ovation offerings (including the Lawyers Travel service) focus on clients specializing in providing high-touch TMC service at scale with deep strength in selected industries, including the legal, private equity and entertainment industries.
Egencia is focused on integrated software solutions. We believe the Egencia platform is simple and easy to use, provides the “look and feel” of a consumer platform for travelers, and features intuitive integrated travel management solutions.

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
High-quality Client Base with Attractive Retention Rates and New Business Growth
Through our diverse portfolio of leading travel management software and services, we serve a broad range of business clients of all sizes globally across a diverse range of industries including, among others, business and financial services, industrial, technology, healthcare, legal and other industries.
Our value propositions are tailored to meet the needs of business travel clients, which in turn are valuable to our travel suppliers.
We believe the strength of our value proposition is demonstrated by our ability to attract and retain premium demand business clients. Our client retention rate was 97% in 2024. The average tenure of our top 100 clients by TTV is approximately 15 years with more than 81% of our client relationships having a tenure of more than five years. In addition to maintaining our existing clients, our Total New Wins Value (TTV over the contract term from all new client wins over the last twelve months) for full year 2024 totaled $2.8 billion, including $2.2 billion in SME, with an average win / loss ratio of 2.5x since 2015.
Traveler-Centric, Omnichannel Service Model
We are proud to offer our travelers 24/7 customer service anywhere in the world through a number of service channels. In 2024, 85% of our bookings were through digital channels (such as OBT, the GBT mobile app and instant messaging). Alongside our digital channels, our agent facilitated channels have played a critical role is supporting travelers seeking the expertise and support of our travel counselors in navigating a competitive travel environment.
Our platform is channel-agnostic, ensuring travelers and clients of all sizes benefit from the full range of our content, savings and solutions regardless of how they choose to engage with us. Where it is valued by our clients, our platform also integrates seamlessly with all major third-party OBTs, further enhancing our flexibility.
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
Our service footprint includes 31 countries where we have a proprietary presence or operations. Through the TPN and EGA, which are integrated into our infrastructure and platform, we extend this service footprint to our clients in the rest of the world. This broad geographic reach allows us to offer streamlined access to a consistent portfolio of services across the globe and a differentiated local service where such service is needed and valued by the traveler and client.
Our traveler interactions are captured within and powered by our core platform, which is fully integrated into all service channels. This allows seamless, simple and efficient cross channel engagement for our travelers (for example, booking a trip through the OBT, changing the itinerary by calling a travel counselor and rebooking a connecting flight through messaging).
Relationships with Top-Tier Travel Suppliers Driven by Value Proposition
We believe that our longstanding supplier relationships, built on a reputation of delivering premium demand, improving profitability and meeting supplier objectives, differentiate us from our competitors.
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
These high value relationships and economics are powered by the Amex GBT Marketplace, our unified platform encompassing the GDS and non-GDS content aggregation that connects all of our travel suppliers and content to the POS our clients and travelers use. We believe this provides value to travel suppliers by eliminating the need to invest in business client POS environments while also providing them with the capabilities they need to market, promote and sell their content, products and services effectively.
We have extensive experience working closely with travel suppliers to deliver their objectives and create value for clients. We have a dedicated team of proprietary content acquisition and revenue management specialists providing data insight, backed by advanced optimization tools and data analytics that deliver compelling solutions to travel suppliers.
We believe our offerings create a strong incentive for travel suppliers to deliver more content, experiences, and savings specifically for our clients. This includes Preferred Extras that are not available to the general public, which provide clients with value through extra amenities and savings from exclusive fares and lodging room rates. For example, in 2024, more than 90 airlines and more than 34,000 hotel properties participated in the Preferred Extras program, with clients benefiting from cost savings extra amenities and perks such as free Wi-Fi, breakfast, last-room availability and loyalty benefits.
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
For clients who choose a solution built on Amex GBT technology, we can own the end-to-end traveler experience and core distribution technology. This enables us to deliver content to travelers and their booking agents in the most efficient way possible. This technology makes us one of the few TMCs to have a full digital POS solution and content delivery technology. Our technology allows us to control our digital roadmap, including with respect to content aggregation, and user experiences with merchandising and retailing of content to generate the maximum benefit for travelers, clients and travel suppliers. Owning this technology drives efficiencies in our own operations and provides us with a unique position in the marketplace by supporting the distribution needs of travel suppliers, as well as enhancing the quality of the user experience and driving savings for our clients and their travelers.
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
Our solutions also offer flexibility of choice of end-to-end solutions and the ability to integrate third-party solutions, such as SAP Concur with Amex GBT Select. We seamlessly integrate these solutions, as well as links to core client systems, such as finance and human resources applications, via our flexible Application Programming Interfaces to drive consistent client and traveler experiences. By doing so, we can quickly adapt to client needs while also maintaining robust information security, privacy and compliance safeguards.
Industry-Leading Standard of Sustainability
On an annual basis, Amex GBT publishes an Environmental, Social and Governance (“ESG”) Report, which can be found on the Company's website and includes our ESG strategy and progress in respect of environmental sustainability, social, and corporate governance matters. The information contained on the Company's website is not included in, or incorporated by reference into, this Annual Report.
Attractive Financial Profile with Diversified Revenue Streams and a Flexible Cost Structure
Our types and sources of revenue are highly diversified. We receive revenue from clients, travel suppliers and Network Partners for air, hotel, car rental, rail or other travel-related transactions as well as a broad range of non-transaction related products and services. No single client accounted for more than 2% of our revenue in 2024.
Travel Revenues are primarily driven by transaction volumes, with volume floors included in some of our client contracts. Product and Professional Services Revenues, which constituted 20% of our total revenue in 2024, 20% of our total revenue in 2023 and 22% of our total revenue in 2022, are not directly driven by transaction volume. This revenue mix allows us to mitigate volume downside risk while benefiting from growth in our business as well as the underlying growth in the B2B travel industry.
Business resilience is further enhanced by our flexible cost structure, enabling us to quickly and efficiently react to changes in the demand for travel management services.
Management Team with Industry-Leading Experience
We are led by a highly experienced management team with a wide range of backgrounds and experiences, both from inside and outside the travel industry. They have successfully managed the business through several acquisitions, transformations and challenges, while delivering consistent growth. They have the expertise and leadership required to execute on our growth strategy.
Our Growth Strategy
We believe we have significant runway for growth, margin expansion and accelerated cash generation, enabled by our differentiated services. We have built the most valuable marketplace in travel, underpinned by access to the most comprehensive and competitive content. We have multiple levers to accelerate growth, including driving new wins with our leading travel and expense software and services that are integrated globally. We are focused on growing our leadership in the large, fast-growing and high margin SME space, where we are investing to drive new wins and higher share of wallet and benefit from the shift from unmanaged toward high-quality managed travel solutions. We are investing to extend our product leadership and build leading digital-first experiences and seamlessly integrated software and services. Our priority to drive operating leverage through productivity improvements, including leveraging automation and AI, is expected to drive margin expansion and fund investments for long-term sustained growth, both organically and through accretive mergers and acquisitions ("M&A").
Capitalize on our Technology Platform
Our proprietary technology utilizes data analytics capabilities to enhance travel program insights and create a more personalized user experience, which we believe will drive our client reach. We intend to expand our value proposition through the continued integration of travel and expense and payment tools. In addition, the Amex GBT Marketplace aggregates and optimizes content delivery, which we believe will solve critical problems for business clients, travel suppliers and Network Partners.With increased capabilities and functionality, we can deliver more value for our clients. We believe that continuing to invest in our digital transformation will also improve client satisfaction while reducing costs. We plan to continue expanding our technology suite in order to seamlessly deliver on clients’ needs in each target segment and to execute on opportunities designed to further improve profitability.

Strengthen Position Globally
We believe our value proposition to business clients is underscored by our high-quality service. We provide one of the most complete business travel solutions for business clients of all sizes, and we believe our differentiated value proposition will enable us to continue to grow in this segment. Some business clients require service capabilities on a global scale, and we believe that we can deliver them through our platform and solutions, high-quality traveler service and suite of professional services. We plan to continue to grow through new client wins and expanding upon our existing relationships by providing more comprehensive solutions, including meetings and events planning, consulting, outsourced services and more products and technology that are integrated into our clients to provide the best possible experience and value.
Accelerate Penetration in SME Segment
We are focused on growth in the SME segment, which we believe represents a large and profitable opportunity for our business. In 2024, we estimate global SME total travel spend was approximately $834 billion, including both significant managed and unmanaged spend. We estimate $625 billion of the global SME segment is unmanaged, representing a large growth opportunity.
Through Ovation and Egencia, we are able to offer additional solutions more tailored toward the needs of SME's and have expanded our offerings to leading solutions in the high-touch segment where personal, human service remains a key buying criterion. Egencia is a leading software platform where a largely self-service model is desired.
We launched Neo1, a fully self-registered expense management tool in the United Kingdom in 2020 and in the U.S. in 2021.
With these two businesses and our Neo1 expense management tool,we have unlocked significant potential for new business development with unmanaged clients and increased the value offered to our existing client base.
Pursue Strategic and Accretive M&A
We have historically built scale and added capabilities through M&A activity and expect to continue to pursue strategic opportunities to complement our platform. We have demonstrated an ability to execute accretive and synergistic acquisitions as well as integrate and fundamentally improve our acquired businesses.
We intend to broaden our diverse portfolio of leading travel management services and our geographic reach, which will allow us to add more business clients and travel suppliers to our platform, driving top-line growth as well as enhancing our technology capabilities and value proposition to deliver increasing value across our client base. We actively monitor and evaluate our M&A pipeline across all our strategic pillars for key opportunities in SME, high growth regions and technology capabilities. Our industry is highly fragmented with hundreds of TMCs, providing a large and attractive pool of potential M&A opportunities. We believe there remains significant M&A opportunity in the business travel industry and adjacent industries that could continue to create growth opportunities for us in the future. This provides a large opportunity to target strategic acquisitions, joint ventures and partnerships to improve our geographic footprint and capabilities. We may be required to raise additional capital through new equity or the incurrence of additional indebtedness to support our acquisition strategy. As part of our regular on-going evaluation of acquisition opportunities, we are in various stages of discussions and have not entered into any agreement with respect to any possible acquisitions not expressly described in this Annual Report. We cannot predict if any such acquisition will be consummated or, if consummated, will result in a financial or other benefit to us. See “Part I, Item 1A. Risk Factors — Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business — We may be unable to identify and consummate new acquisition opportunities, which would significantly impact our growth strategy.”
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

Description of Certain Indebtedness
Overview
GBTG and certain of our subsidiaries are party to an amended and restated credit agreement, which provides for a $1,400 million senior secured term loan facility and a $360 million senior secured revolving credit facility as of December 31, 2024. The proceeds from this financing arrangement have been used to repay existing indebtedness and will continue to be used to reinforce our liquidity position and preserve financial flexibility. The senior secured term loans will mature on July 26, 2031. The revolving credit facility will terminate on July 26, 2029. As of December 31, 2024, we had $360 million of availability under the revolving credit facility.
The following is a summary of the material terms of such amended and restated credit agreement and an amendment thereto as of the date of this Annual Report. This summary is qualified in its entirety by reference to the complete text of the A&R Credit Agreement (as defined below) and the amendment thereto, all of which are included as exhibits to this Annual Report. You are urged to read carefully the A&R Credit Agreement and the amendment thereto in their entirety.
Amended and Restated Senior Secured Credit Agreement

On July 26, 2024 (the “Refinancing Date”), GBTG and GBT US III LLC, a wholly-owned subsidiary of GBTG (the “Initial Borrower”) entered into an amended and restated senior secured credit agreement (the “A&R Credit Agreement”), by and among GBTG, the Initial Borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders and letter of credit issuers from time to time party thereto, which initially provided for a $1,400 million senior secured initial term loan facility (the “Initial Term Facility,” and the loans thereunder, the “Initial Term Loans”) and a $360 million senior secured revolving credit facility (the “Revolving Credit Facility,” and the loans thereunder, the “Revolving Loans”). The Initial Term Loans were drawn in full on the Refinancing Date, and the proceeds thereof were used to repay in full the outstanding principal amount of all tranches of term loans outstanding, including accrued interest and other amounts payable, under our then existing senior secured credit agreement (the “Original Credit Agreement”).

The A&R Credit Agreement amended and restated the Original Credit Agreement in its entirety. The repayment of term loans under the Original Credit Agreement resulted in a loss on early extinguishment of debt of $38 million. GBTG incurred total costs of debt refinancing of $25 million, which has been capitalized as debt issuance cost and will be amortized to interest expense over the term of the Initial Term Facility and the Revolving Credit Facility, using the effective interest rate method.

On February 4, 2025, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 1”) to the A&R Credit Agreement, with Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto. The primary purpose of Amendment No. 1 was to reprice the then outstanding Initial Term Loans. The repriced Initial Term Facility is referred to hereafter as the “Repriced Term Facility,” and the loans thereunder, the “Repriced Term Loans”.
Credit Facilities
The Repriced Term Loans mature, and all amounts outstanding thereunder will become due and payable in full, on July 26, 2031. Principal amounts outstanding under the Repriced Term Loans are required to be repaid on a quarterly basis at an amortization rate of 1.00% per annum, commencing in March 2025, with the balance due at maturity.

At the option of the Initial Borrower, amounts borrowed under the Repriced Term Facility may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (x) a prepayment premium of 1.00% of the principal amount of the Repriced Term Loans subject to certain repricing transactions occurring prior to August 4, 2025 and (y) customary breakage costs in connection with certain prepayments of loans). Further, subject to certain exceptions set forth in the A&R Credit Agreement, the Initial Borrower is required to prepay loans under the Repriced Term Facility with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (calculated in a manner set forth in the A&R Credit Agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights and (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.

As of December 31, 2024, an aggregate principal amount of $1,400 million of Initial Term Loans were outstanding under the A&R Credit Agreement, and there were no unutilized term loan commitments remaining outstanding under the A&R Credit Agreement as of such date.

The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes.

The Revolving Credit Facility matures, and all amounts outstanding thereunder will become due and payable in full, on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans).
Security; Guarantees
GBTG and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with the Initial Borrower, the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the A&R Credit Agreement and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of Consolidated EBITDA (as defined in the A&R Credit Agreement) of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties for the four prior fiscal quarters. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties.
Interest and Certain Fees
The Repriced Term Loans and the Revolving Loans (collectively, the “Loans”) bear interest based on the Secured Overnight Financing Rate (“SOFR”) (or an alternative reference rate for amounts denominated in a currency other than U.S. dollars) or, at the Initial Borrower’s option, in the case of amounts denominated in U.S. dollars, the Base Rate (as defined in the A&R Credit Agreement), plus, as applicable, a margin of (i) after giving effect to Amendment No. 1, in the case of the Repriced Term Loans, 2.50% per annum for SOFR-based loans (or 1.50% per annum for Base Rate-based loans) and (ii) in the case of the Revolving Loans, 2.75% per annum for SOFR-based loans (or 1.75% per annum for Base Rate-based loans). The SOFR floor is 0.00% for Loans under the A&R Credit Agreement.

Prior to the effectiveness of Amendment No. 1, the applicable margin, in the case of the Initial Term Loans, was 3.00% per annum for SOFR-based loans (or 2.00% per annum for Base Rate-based loans).

The Initial Borrower is required to pay, quarterly, in arrears, a fee based on the average daily unused commitments under the Revolving Credit Facility of 0.25% per annum. The fee was originally 0.375% per annum but stepped-down to 0.25% per annum on February 28, 2025 upon the upgrade by Standard & Poor’s Rating Service of the Initial Borrower’s debt rating from ‘B+’ to ‘BB-’. The Initial Borrower is also obligated to pay a customary agency fee and other customary fees described in the A&R Credit Agreement.
Covenants
The A&R Credit Agreement contains various affirmative and negative covenants, including a financial covenant and limitations (subject to exceptions) on the ability of the Loan Parties and their subsidiaries to: (i) incur indebtedness or issue preferred stock; (ii) incur liens on their assets; (iii) consummate certain fundamental changes (such as acquisitions, mergers, liquidations or changes in the nature of the business); (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to, or repurchase, any equity interests of any Loan Party or any subsidiary of any Loan Party; (vi) make investments, loans or advances; (vii) enter into transactions with affiliates; (viii) modify the terms of, or prepay, any of their subordinated or junior lien indebtedness; and (ix) enter into certain burdensome agreements.
The A&R Credit Agreement contains a financial covenant applicable solely to the Revolving Credit Facility that requires the First Lien Net Leverage Ratio (as defined under the A&R Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility (subject to a $10 million exclusion for utilization of the letter of credit sublimit). The A&R Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the A&R Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the year ended December 31, 2024.
As of December 31, 2024, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the A&R Credit Agreement.
Events of Default
The A&R Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the A&R Credit Agreement or other enforcement actions customary for facilities of this type. Defaults include, but are not limited to, the following:
•non-payment of principal, interest or other amounts when due under the A&R Credit Agreement;
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
•invalidity of any loan document;
•certain events with respect to U.S. and/or non-U.S. employee benefit plans and pension plans; and
•the occurrence of one or more change in control events, which are limited to the following events from and after the Closing (as further described in the A&R Credit Agreement):
•any person or group shall have acquired direct or indirect beneficial ownership of more than 50% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of GBTG;
•a majority of the seats (other than vacant seats) on the board of directors of GBTG ("Board") shall be occupied by persons who were not nominated, appointed or approved for election by the Board; and/or
•100% of the equity interests in the Initial Borrower, any other Borrower (as defined in the A&R Credit Agreement) or any Intermediate Holding Company (as defined in the A&R Credit Agreement) shall cease to be owned and controlled, directly or indirectly, by GBTG.

Original Credit Agreement

As described above, in connection with the effectiveness of the A&R Credit Agreement, GBTG repaid in full the outstanding principal amounts under the Original Credit Agreement.

Under the Original Credit Agreement, the initial term loans accrued interest at an interest rate based on the synthetic London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.50% per annum. The tranche B-3 and B-4 term loans accrued interest at a variable interest rate based on SOFR plus 0.10% ("Adjusted SOFR") plus a leverage-based margin ranging from 5.25% to 6.75% per annum, and loans under the revolving credit facility accrued interest at a variable interest rate based on Adjusted SOFR plus a leverage-based margin ranging from 4.75% to 6.25% per annum. A 0.00% floor on LIBOR applied to the initial term loans and a 1.00% floor on Adjusted SOFR applied to the tranche B-3 and tranche B-4 term loans and borrowings under the revolving credit facility. Improvement in GBTG's leverage ratio, computed in a manner as provided in the Original Credit Agreement, resulted in a decrease in its interest rate margins during 2024.

Further, under the Original Credit Agreement, GBTG was required to pay quarterly in arrears a fee of 0.375% per annum on the average daily unused commitments under the revolving credit facility.

Interest on the loans under the Original Credit Agreement was payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period).
Sales and Marketing
Our travel and expense solutions are procured by business clients who choose one or more TMCs to manage their organizations’ travel program. Our Global Customer Partnerships team is focused on developing relationships and engaging with new prospects. They also manage day-to-day relationships with our existing client base, including sales and marketing of our products, services and solutions to our existing clients.
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
Our GBT Partner Solutions business is grown by a dedicated sales team that develops relationships and negotiates partnerships with prospective TMCs and independent agents that could benefit from our platform and/or prospective service delivery partners who could become part of our TPN or EGA.
As a growing global business, we invest heavily in marketing, promotion and brand development linked to our global value proposition. This includes funds from certain travel suppliers. The Amex GBT global marketing activity broadly focuses on large scale digital marketing, above-the-line channels, advertising, social media, public relations and sales promotions. This ensures the current and future growth of Amex GBT as a credible software and service company and allows us to compete alongside our large global network of competitors in travel and technology.
Competition
The travel industry, and the business travel services industry, are highly competitive. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other business travel management service providers, consumer travel agencies and emerging and established online travel agencies and other offerings which provide travel booking capabilities. We also compete with travel suppliers, such as airlines and hotels, some of which market their products and services directly to business travelers through B2C channels, including by offering more favorable rates, exclusive products/services and loyalty points to business travelers who purchase directly from such travel suppliers through B2C channels. We also compete against customers determining to self-manage their business travel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations, such as short-term home or condominium rentals, and social media and e-commerce websites. We believe we are distinguished from our competitors by:
•our ability to provide services tailored to the specific needs of business clients and travelers effectively and efficiently when compared to B2C-focused travel service providers; and
•our portfolio of solutions that target some of the most attractive segments in business travel, solutions tailored to solve the needs of these segments, our platform that delivers differentiated value and experiences to clients and travelers through consistent delivery of excellent service and value when compared to other B2B-focused travel service providers.
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
•company-owned and third-party online booking portals for air, hotel, car, cruise, activities, insurance etc.;
•third-party and company-owned technology that facilitates the marketing of supplier sponsored advertisements and promotions;
•marketing platforms to attract and acquire quality leads from the internet;
•proprietary and third-party systems for providing customer service, accepting and processing payments, detecting fraud, etc.;
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
Employees and Human Capital Resources
As of December 31, 2024, we had over 18,000 employees worldwide with a proprietary presence or operations in 31 countries While our employees in many European countries and some Asia Pacific and Latin American countries are legally required to be represented by works councils and/or trade unions, our employees in North America are not represented by any labor organization and are not party to any collective bargaining arrangement. We have not experienced any work stoppages and we consider our relationship with our employees to be mutually respectful.
We are committed to rewarding and supporting our employees to enable us to attract and retain top talent globally. Our total compensation package includes competitive base pay (with variable pay programs to reward outstanding performance), bonus programs, long-term incentive programs, benefits programs, retirement savings options and matching contributions, paid time off for sick, vacation and volunteer work, a global employee stock purchase plan and protected leave time for medical and family care, of which both medical and bonding leaves are paid.
As part of our continuous effort to cultivate a better workplace, we conduct global engagement surveys annually. These surveys focus on a variety of different areas, including engagement and alignment with our GBT behaviors. Through a series of pulse surveys, we aim to understand and respond to the needs of our employees in real time. These pulse surveys focused on topics such as client focus and employee health and well-being. In the most recent pulse survey performed in November 2024, we achieved an 84% participation rate. We had an overall engagement score of 76, which is the same level as the global high performing benchmark of the most admired corporations as defined by our third-party engagement expert. In addition, 89% of our employees report feeling that people of all backgrounds can succeed at the Company, 7% higher than the global high performing benchmark.

We believe that the development and engagement of our employees is key to our sustainability and growth. We aim to ensure that our hiring and promotional processes are both transparent and inclusive. We also provide a range of continuing education programs to our employees to promote their skill and professional development. Our employees have access to product and technology training so that they can stay up to date on product and travel booking tools, as well as leadership, management and professional skills training. We also have a global referral bonus program and a global tuition reimbursement policy available to full-time and part-time employees.
The health and wellness of our employees is a primary focus. Our employees have access to voluntary wellness programs, tools and resources. Our global flexible work program, Better Balance, makes alternative work arrangements available to our employees to suit their needs. A key component of our corporate culture is our commitment to creating a globally inclusive workplace. We strive to create an environment where people feel a sense of inclusion and belonging – for our colleagues, customers, and the communities where we do business. We offer colleague resources group, also known as INclusion Groups or INGroups. Our 10 INGroups, which all employees are welcome to join, are a big part of our culture and a place where people with similar interests, backgrounds, and experiences come together, support one another and make a difference. We remain committed to ensuring that all employees can continuously grow and develop with us.
Facilities
We lease our corporate headquarters in London, United Kingdom pursuant to a lease that expires in July 2034. We believe that our headquarters space is adequate for our needs and that we should be able to renew our lease or secure a similar property without an adverse impact on our operations.
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
We are subject to certain privacy, data protection, data governance and information and cybersecurity laws in the United States and other countries in which we operate (including countries in the European Union (the “EU”), Australia, Canada, China, Japan, Hong Kong, India, Mexico, and the United Kingdom), some of which are more stringent and/or expansive than the applicable laws in the United States and some of which may conflict with each other. Some countries and the EU have instituted or are considering instituting requirements that make it onerous to transfer personal data to other jurisdictions. Other countries may require in-country data processing and/or in-country storage of data. Compliance with such laws results in higher technology, administrative and other costs for us, and could require use of local technology services. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate. In Europe, the European General Data Protection Regulation, which took effect on May 25, 2018 ("GDPR"), imposes legal and compliance obligations on companies that process personal data of individuals in the EU, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). The GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities. The UK-only adaptation of GDPR ("UK GDPR"), mirrors the compliance requirements and fine structure of the GDPR. We adopted controller based Binding Corporate Rules which govern inter-company international data transfers that are intended to achieve compliance with such data transfer rules by the Dutch Data Protection Authority in January 2024, along with the adoption of the UK controller based Binding Corporate Rules granted by the UK's ICO in 2024, with the transition away from American Express's Binding Corporate Rules instance now complete. The Binding Corporate Rules continue to be a compliant means of international transfers of data following the Schrems II ruling in 2021.
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
•The travel industry is highly competitive and if we are unable to effectively compete we may lose sales to our competitors.
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
•The terms of the A&R Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
Risks Relating to Intellectual Property, Information Technology, Data Security and Privacy
•Any termination of the A&R Trademark License Agreement (as defined below) for rights to the American Express trademarks used in our business, including failure to renew the license upon expiration, could adversely affect our business and results of operations.
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
•Cybersecurity attacks, security breaches or incidents impacting our systems or data could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.
•Our failure to adequately protect our intellectual property, and claims of infringement against us, may negatively impact our ability to compete effectively against competitors in our industry.
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
•widespread health concerns, epidemics or pandemics, or any serious contagious diseases;
•global security concerns caused by terrorist attacks, the threat of terrorist attacks, or the precautions taken in anticipation of such attacks, including elevated threat warnings or selective cancellation or redirection of travel;
•cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war, such as the conflict in the Middle-East, Russia’s invasion of Ukraine, and tensions between China and Taiwan, resulting sanctions imposed by the United States and other countries and retaliatory actions taken by sanctioned countries in response to such sanctions;
•natural disasters or severe weather conditions, such as hurricanes, flooding, volcanos and earthquakes;
•actions taken by governments, businesses and supplier partners to combat climate change;
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
Our business and growth strategies rely in part upon our clients’ continued need for in-person meetings and conferences. Should businesses choose to substitute teleconference and virtual meeting technologies for part or all of their in-person meetings and conferences and the preferences of our clients shift away from in-person meetings and conferences, it would adversely affect our business, financial condition, results of operations and prospects.
The travel industry is highly competitive and if we are unable to effectively compete we may lose sales to our competitors.
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
Other macroeconomic uncertainties beyond our control, such as oil prices, geopolitical tensions, consumer confidence, large-scale business failures, tightened credit markets and stock market volatility, terrorist attacks, changing, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions (whether due to climate change or otherwise), travel-related health concerns including pandemics and epidemics such as COVID-19, Ebola and Zika, political instability, changes in economic conditions, wars and regional and international hostilities, such as Russia’s invasion of Ukraine and conflicts in the Middle-East, tensions between China and Taiwan, the imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or other travel restrictions or travel-related accidents have previously and may in the future create volatility in the travel market and negatively impact client travel behavior. In addition, an increased focus on the environmental impact of travel could also affect the travel market and travel behavior due to the rise of sustainability regulations. While we strive to promote our and our clients’ mutual commitment to a more sustainable future for business travel, if we are unable to find economically viable and/or publicly acceptable solutions that allow us to maintain our commitment to sustainability and net-zero emissions, we could lose business or experience reputational harm.
As an intermediary in the travel industry, a significant portion of our revenue is affected by prices charged by our travel suppliers, including airlines, hotels and car rental companies. Events or weaknesses specific to a supplier industry segment could negatively affect our business. For example, events specific to the airline industry that could impact us include airfare fluctuations, airport, airspace and landing fee increases, increases in fuel prices, environmental impacts, seat capacity constraints, removal of destinations or flight routes, travel-related strikes or labor unrest, political instability and wars. Similarly, travel suppliers often face destination overcapacity issues and imposition of taxes or surcharges by regulatory authorities, which can lower their travel volumes and impact our revenue. During periods of poor economic conditions, airlines and hotels tend to reduce rates or offer discounted sales to stimulate demand, thereby reducing our commission-based income. A slowdown in economic conditions, macroeconomic volatility, inflationary pressures and fuel and energy cost volatility that result in the bankruptcy of travel suppliers or otherwise cause them to cease or limit their operations, may also result in a decrease in transaction volumes and have an adverse effect on our business and results of operations.
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
We have a proprietary presence in over 31 countries worldwide, including the United States, United Kingdom, Canada, Germany, Mexico, China and France, and we indirectly provide services to travelers worldwide through our partners and affiliates. Our international operations can pose complex management, compliance, foreign currency, legal, tax, labor, data privacy and economic risks that we may not adequately address, including changes in the priorities and budgets of international travelers and geopolitical uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. We are also subject to a number of other risks with respect to our international operations, including:
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
•trade barriers, including further legislation or actions taken by the United States or other countries that restrict trade, as well as protectionist or retaliatory measures taken by the United States and other countries; and
•potential travel restrictions.
The existence of any one of these risks could harm our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources and may negatively affect our business and financial results.
Failure to maintain superior service levels could diminish client confidence and have an adverse effect on our business.
Failure to maintain superior service levels could severely diminish client confidence in and use of our services and our ability to develop new business. To maintain good client relations, we must ensure that our travel advisors and partners and affiliates provide prompt, accurate and differentiated client service. Effective client service requires significant personnel expense and investment in developing programs and technology infrastructure to help our travel advisors, partners and affiliates carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our travel advisors, partners and affiliates could compromise our ability to handle client complaints effectively. If we do not handle client complaints effectively, our reputation and brand may suffer, and we may lose our travelers’ confidence, which could reduce revenues and profitability.
We may from time to time need additional financing to fund operations and to expand our business, including to continue to develop leading digital product solutions, pursue acquisitions and other strategic opportunities.
We intend to fund our current working capital needs in the ordinary course of business and to continue to expand our business with our existing cash and cash equivalents, together with the Revolving Credit Facility, and cash flows from operating activities. However, we may from time to time need additional financing to fund operations and to expand our business. We may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities.
If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that any such financing or funding would be available to us on acceptable terms or at all. Furthermore, we cannot guarantee that we would be able to satisfy or obtain a waiver of applicable borrowing conditions for borrowing additional amounts under the unused commitments under the A&R Credit Agreement in the future. In addition, utilization of the Revolving Credit Facility may be effectively limited to the extent we are unable to comply with the leverage-based financial covenant requirements for such facility contained in the A&R Credit Agreement when required. See “— Risks Relating to Our Indebtedness” for more information.
The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.
Although we generally seek to diversify our cash and cash equivalents across several financial institutions in an attempt to minimize exposure to any one of these entities, we currently have cash and cash equivalents deposited in several financial institutions significantly in excess of federally insured levels, including, at times, a significant proportion of our cash balance at a single bank, such as Bank of America, N.A. where we currently hold 54% of our cash. The domestic bank deposit balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our uninsured deposits at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners and employees, which could have an adverse effect on our business and financial condition.
We could be negatively impacted by climate change, ESG and sustainability-related matters.
Governments, investors, customers, employees and other stakeholders are increasingly focusing on climate change and sustainability-related matters, including corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. In addition, new ESG laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. Changes in consumer and corporate preferences, travel patterns and legal requirements could impact our revenues or expenses or otherwise adversely affect our business, and/or our customers and partners. We occasionally announce new initiatives, including goals, under our ESG framework. This framework is aligned with our areas of interest as a purpose led company and includes environment and sustainability, social impact, inclusion, effective governance and supply chain management, among others. The criteria by which our ESG practices are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy such new criteria. Moreover, the increasing attention to corporate ESG initiatives could also result in reduced demand for travel related products, reduced profits and increased regulatory examinations, investigations and potential litigation. If we are unable to satisfy such criteria, investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.
Risks Relating to Our Indebtedness
Our indebtedness could adversely affect our business and growth prospects.
We have existing indebtedness, and we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. The credit facilities under the A&R Credit Agreement are secured by liens on substantially all of our assets and any indebtedness we incur in the future may also be so secured. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we do so, the risks related to our high level of debt could increase. Specifically, our level of debt could have important consequences, including the following:
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
Moreover, in the event of a default under any of our indebtedness, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under the A&R Credit Agreement terminating their commitments thereunder or instituting foreclosure proceedings against their collateral, any of which could have a material adverse effect on our liquidity and our business, financial conditions and results of operations.

The terms of the A&R Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The A&R Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long term best interests, including restrictions on our ability to:
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
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the borrower or the guarantors of the debt under the A&R Credit Agreement;
•change of the nature of our business;
•prepay, redeem or repurchase certain indebtedness; and
•designate restricted subsidiaries as unrestricted subsidiaries.
Under certain circumstances, the restrictive covenants in the A&R Credit Agreement require us to satisfy certain financial incurrence tests in order to engage in certain transactions, including to incur certain additional indebtedness and to make certain dividends. Our ability to satisfy those tests can be affected by events beyond our control.
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
Our failure to comply with those covenants or other restrictions contained in our existing or future debt could result in an event of default. In the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under the A&R Credit Agreement terminating their commitments thereunder or instituting foreclosure proceedings against their collateral, any of which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. If any such acceleration or foreclosure action occurs, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us.
Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are not within our control.
Our ability to make scheduled payments on, or to refinance our obligations under, our outstanding indebtedness depends on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may be forced to reduce or delay capital expenditures, sell assets, restructure or refinance all or a portion of our debt or seek additional equity capital. We cannot assure you that any such actions, if necessary, could be effected on a timely basis, on commercially reasonable terms, or at all. In addition, the terms of our existing or future debt arrangements could restrict us from effecting any of these actions. For example, the A&R Credit Agreement contains restrictive covenants that include restrictions on our ability to, among other things, incur additional indebtedness, incur liens, consummate certain fundamental changes (such as acquisitions, mergers or liquidations), dispose of assets, pay dividends or other distributions, make investments and enter into transactions with affiliates. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all the debt under the A&R Credit Agreement. See “Part I, Item 1. Business — Description of Certain Indebtedness” for more information. Furthermore, the terms of any future debt we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.
Our credit ratings are periodically reviewed by rating agencies. These ratings, and any downgrades or any written notice of any intended downgrading or of any possible change, have and may affect our ability to borrow and may increase our costs of borrowings. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.
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
We generate a significant portion of our revenue from commissions and incentive payments from travel suppliers, especially airline suppliers, and GDSs. If, as a result of a reduction in volumes due to airlines shifting volume away from GDSs to the new distribution capability ("NDC"), or travel suppliers or GDSs reducing or eliminating the commissions, incentive payments or other compensation they pay to us, our revenue may decline unless we are able to adequately mitigate such reduction.
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

Our business and results of operations could be adversely affected if one or more of our major travel suppliers suffers a deterioration in its financial condition, withdraws from or reduces its participation in our services or, as a result of consolidation in the travel industry, loses bookings or revenue.
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
Unless we maintain good relationships with our TPN and EGA partners and renew existing, or enter into new, partner agreements, we may be unable to expand our business, and our financial condition and results of operations may suffer.
Through our TPN and EGA partners, we expand our global reach through a set of partners that operate locally (most in non-proprietary regions) under the American Express Global Business Travel and Egencia brands. Our TPN and EGA partners either participate in the network for a fixed fee or use a transaction-based fee structure and deliver service to our global and regional business clients as part of an integrated network. In order to grow our business we must consistently renew, and/or enter into new, partner agreements to actively make our travel product and service offerings globally available to travelers.
The benefits we provide our TPN and EGA partners are subject to risks common to the overall travel industry, including factors outside of our control. Additionally, a decline in our financial condition or results of operations may hamper our success in identifying, recruiting, and entering into partner agreements with a sufficient number of new qualified partners. Our ability, and the ability of our partners, to successfully expand into new countries may be adversely affected by a lack of awareness or acceptance of our brand. A disruption to a TPN or EGA relationship may impact customer retention and our financial condition and results of operations may suffer.
Our TPN and EGA partners could take actions that may harm our business.
Our TPN and EGA partners are independent businesses and are not our employees. As such, we do not exercise control over their day-to-day operations. Our TPN and EGA partners may choose not to operate their travel services businesses in a manner consistent with industry standards, our requirements or standards, or the requirements or standards of applicable laws or governmental authorities. If our TPN or EGA partners were to provide diminished quality of service to clients, engage in fraud, including fraud related to our commission structure, misconduct or negligence or otherwise violate the law, our image and reputation may suffer materially, and we may become subject to liability claims based upon their actions. Any such incidents could adversely affect our results of operations.
We may have disputes with our TPN and EGA Partners, and they may refuse to implement our strategies or seek to terminate their agreements with us if the brands’ performance is worse than they expected.
Our TPN and EGA partners are an integral part of our business, and we may be unable to successfully implement our growth strategy if our TPN and EGA partners refuse to participate in such strategies. For example, the refusal by our TPN and EGA partners to actively make our travel product and service offerings available to travelers would have a negative impact on our success. In addition, it may be difficult for us to monitor the implementation of our growth strategy by international partners due to our lack of personnel in the countries served by such businesses.
We may have disputes with our TPN and EGA partners with respect to our execution of our growth strategy or our performance under their respective agreements. As a result of such disputes, our TPN and EGA partners may seek to terminate their agreements with us, we may have to pay losses and damages to them and/or travelers, and our brand image may be adversely impacted. Our business, results of operations and financial condition may be adversely affected by the premature or unexpected termination of our partner agreements.
We plan to renew our existing partner agreements upon expiration. However, we may be unable to retain our TPN and EGA partners by renewing such agreements on satisfactory terms, or at all. If a significant number of our existing partner agreements are not renewed, our revenue and profit may decrease. If we cannot attract and retain new TPN and EGA partners to replace expired partner agreements, our results of operations could be materially and adversely affected. In addition, if travel suppliers do not include some or all of our TPN and EGA partners in our preferred supplier agreements our revenues could be adversely impacted and TPN and EGA partners may choose to exit the program, which would further reduce our potential revenues.
Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business
Our ability to identify, hire and retain senior management and other qualified personnel is critical to our results of operations and future growth.
Much of our future success depends on the continued service, availability and performance of our senior management and other qualified personnel, particularly our professionals with experience in the travel industry. Any of these individuals may choose to terminate their employment with us at any time, subject to any notice period they may have with us. The loss of any of these individuals could harm our business and reputation, especially if we have not been successful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. We may be unable to retain personnel or to attract other highly qualified personnel, particularly if we do not offer employment terms that are competitive with the rest of the labor market. As such, we may experience higher compensation costs to retain senior management and qualified personnel that may not be offset by improved productivity or increased sales. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.
As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or potential future acquisitions, we may find it difficult to hire, integrate, train, retain and motivate personnel who are essential to our future success.

Any unionizing efforts by employees could have an adverse effect on our business, financial condition, results of operations and prospects.
None of our U.S. based employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we enter into a collective bargaining agreement with our U.S. based employees, the terms could materially adversely affect our costs, efficiency and ability to generate acceptable returns on the affected operations.
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
Acquisitions have been and are expected to continue to be part of our growth strategy. The travel service industry is highly competitive, and we face competition for acquisition opportunities from many other entities, including financial investors, some of which are significantly larger, have greater resources and lower costs of capital, are well established and have extensive experience in identifying and completing acquisitions. This competition for business opportunities may make it challenging to identify and successfully capitalize on acquisition opportunities that meet our objectives. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not successfully complete acquisitions that we target. Further, the fact that we are subject to supervision, examination and regulation by the Federal Reserve under the BHC Act could limit our ability to engage in acquisition activity (See “— Risks Relating to Regulatory, Tax and Litigation Matters —Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition.”. In addition, under the Shareholders Agreement between GBT JerseyCo Limited, American Express Travel Holdings Netherlands Coöperatief U.A., Juweel Investors (SPC) Limited and EG Corporate Travel Holdings LLC dated as of May 27, 2022, as amended (the "Shareholders Agreement"), American Express could prevent us from engaging in an acquisition of a company that provides products and services other than certain pre-approved products and services, if, after cooperating with us for a period of time to reach a mutually agreeable solution, American Express reasonably concludes that such acquisition would have an adverse effect on American Express’s regulatory status under applicable banking laws. If we cannot identify and acquire desirable businesses at favorable prices, or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.
Acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction. We have made, and in the future, expect to make, acquisitions to expand into new travel and geographic areas. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. We regularly consider acquisition opportunities as well as other forms of business combinations. Historically, we have been involved in numerous transactions of various magnitudes, for consideration which included cash, securities or combinations thereof. We intend to continue to evaluate and pursue appropriate acquisition opportunities as they arise in the expansion of our operations. No assurance can be given with respect to the timing, likelihood or financial or business effect of any potential transaction. Furthermore, our ability to consummate and finance an acquisition may be limited by the terms of our existing or future debt arrangements. We cannot predict if any acquisition will be consummated or, if consummated will result in a financial or other benefit to us.
The process of integrating an acquired company’s business into our operations involves many potential difficulties or risks which can be magnified when one or more integrations are occurring simultaneously or within a small period of time. There is a risk that we are unable to obtain the anticipated benefits of an acquisition, including synergies, economies of scale, revenues and cash flow. The process of integration and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business.
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

In order to consummate the Merger, we and CWT must obtain certain governmental approvals and satisfy closing conditions, and if such approvals are not granted or are granted untimely and/or with conditions, and if closing conditions are not satisfied, consummation of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced

The completion of the Merger with CWT is subject to a number of conditions, including regulatory approvals. In January 2025, the U.S. Department of Justice, filed suit in the U.S. District Court for the Southern District of New York against us and CWT, seeking a permanent injunction preventing the Merger.

The Merger remains subject to numerous other closing conditions. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. In addition, the Merger remains subject to other regulatory approvals. There can be no assurance that necessary regulatory approvals will be obtained or that the terms and conditions of the required regulatory authorizations and consents for the Merger that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of business after the transaction or materially delay the completion of the Merger.

If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:

•we may experience negative reactions from the financial markets, including investors and rating agencies, and the price of our common stock could decline to the extent that the current market price reflects an assumption that the Merger will be completed;

•we may experience negative reactions from customers, suppliers or other third parties;

•we may be subject to litigation, which could result in significant costs and expenses;

•management’s focus may be diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to us;

•in certain circumstances, if the Merger is not consummated as a result of certain conditions relating to antitrust laws or foreign investment laws failing to be satisfied or waived, we may be obligated to pay CWT a termination fee; and

•our costs of pursuing the Merger may be higher than anticipated.

In addition, a delay in completing the Merger could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the Merger is successfully completed within the anticipated timeframe. This delay could result in additional transaction costs or in other negative effects associated with uncertainty about completion of the Merger.

The Merger with CWT may cause our financial results to differ from our expectations or the expectations of the investment community, we may not achieve the anticipated benefits of the Merger, and the Merger may disrupt our current plans or operations.

The success of the Merger will depend, in part, on our ability to successfully integrate the business of CWT and realize the anticipated benefits, including the anticipated synergies. Difficulties in integrating CWT may result in the failure to realize anticipated synergies in the expected timeframe, in operational challenges, and in the diversion of management’s attention from ongoing business concerns as well as in unforeseen expenses associated with the Merger, which may have an adverse impact on our financial results.

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
As of December 31, 2024, our unfunded/underfunded defined pension benefit obligations were $156 million.
Our most material underfunded pension benefit obligation is to certain of our employees and retirees in the U.K., under which we have funding obligations. We also have underfunded and/or unfunded pension and other postretirement benefit obligations in Germany, Switzerland, Mexico, Italy and Taiwan.
Our policy is to contribute sufficient amounts towards funding the pension plans to meet minimum funding requirements as set forth in employee benefit plan, tax laws or as per the contribution plan agreed with the trustees, plus any such additional amounts as we determine to be appropriate. Key assumptions used to value our funding requirements include the discount rate, the expected long-term rate of return on pension plan assets, and other assumptions underlying actuarial methods which includes salary increase, mortality rates and demographics of the plan participants. If the actual trends in these factors are less favorable than our assumptions, we may need to contribute additional cash to fund our obligations under these plans, thereby reducing cash available to fund our operations or service our debt, which could have an adverse effect on our business, financial condition and results of operations. Further declines in the value of the plan investments or unfavorable changes in law, introductions of new legislation or regulations that govern pension plan funding, or impact of any relevant legal proceedings in any jurisdiction, could materially change the timing and amount of required funding. Additional large funding requirements could adversely affect our liquidity.
We calculate net periodic pension cost (benefit) for our plans using actuarial valuations in accordance with GAAP. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used to estimate pension cost or benefit for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity. For a discussion regarding how our financial statements are affected by pension plans, see note 14 - Employee Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report.
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
In May 2022, we executed an Amended and Restated Trademark License Agreement with American Express ("A&R Trademark License Agreement") pursuant to which we continue to license the American Express trademarks used in the American Express Global Business Travel brand, and we license the American Express trademarks used in the American Express GBT Meetings & Events brand for an eleven year term. If we fail to comply with certain of our obligations under the A&R Trademark License Agreement or for other specified reasons (including, without limitation, if such trademark license materially and detrimentally impacts the validity, enforceability or value of the American Express trademarks, if certain net promoter scores or business customer satisfaction scores decline or other events occur constituting a “Major Brand Event” as such term is used in the A&R Trademark License Agreement, if such trademark license is no longer permitted under, or if we materially violate any, applicable banking laws, including the BHC Act, and if any of certain competitors of American Express become beneficial owners of more than a certain percentage of our equity securities), American Express can terminate the A&R Trademark License Agreement following applicable notice and/or satisfaction by American Express of certain conditions, provided that in certain circumstances we may be able to avoid termination through satisfaction of certain conditions. Following termination of the A&R Trademark License Agreement, including any failure to renew the license, we may be required to immediately cease using the licensed American Express trademarks used in our brands and, in limited circumstances upon a termination by American Express for cause, pay liquidated damages to American Express, each of which could adversely affect our business, financial condition and results of operations.
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

We have incorporated and may continue to incorporate certain artificial intelligence (AI) solutions into our operations. We may not be able to achieve the anticipated benefits of the AI initiatives, including expected costs savings. The use of AI also involves various risks and challenges that could adversely affect our business. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms. In addition, our competitors or other third parties may incorporate AI into their operations and products more quickly or more successfully than us, which could impair our ability to compete effectively.
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
We or our travel suppliers and third-party service providers collect, use, analyze and transmit a large volume of personal information in processing travel transactions and delivering other travel-related products and services. There are numerous laws with a significant impact on our operations regarding privacy, cybersecurity and the storage, sharing, use, analysis, processing, transfer, disclosure and protection of personal information and consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the GDPR, UK GDPR and UK Data Protection Act impose numerous technical and operational obligations on processors and controllers of personal data and have resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the EU and the United Kingdom.
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
In the United States, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act ("CPRA") limit how we may collect and use personal information, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal information and allow consumers to opt out of certain data sharing with third parties. The CPRA also creates new rights for California residents to direct a business to limit the use and disclosure of such information to that which is necessary to perform the services reasonably expected by the consumer and to request that a company correct inaccurate personal information that is retained by the company. The Virginia Consumer Data Protection Act, which took effect in January 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of consumer data similar to the CCPA and

CPRA. A number of other U.S. states have recently signed into law or are considering legislation governing the handling of personal data, indicating a trend toward more stringent privacy legislation in the United States. In addition to the existing framework of data privacy laws and regulations, the U.S. Congress, U.S. state legislatures and many states and countries outside the United States are considering new privacy and security requirements that would apply to our business. Compliance with current or future privacy, cybersecurity, data protection, data governance, account access and information and cybersecurity laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing our legal, operational and compliance costs and could significantly curtail our collection, use, analysis, sharing, retention and safeguarding of personal information and restrict our ability to fully maximize our closed-loop capability, deploy data analytics or AI technology or provide certain products and services, which could materially and adversely affect our profitability. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.
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
Cybersecurity attacks, security breaches or incidents impacting our systems or data could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.
We, and our travel suppliers and third-party service providers on our behalf, collect, use and transmit a large volume of personal information. The secure transmission of client information over the internet is essential in maintaining the confidence of travel suppliers and travelers. Substantial or ongoing data security breaches or cyber-attacks, whether instigated internally or externally on our system or other internet-based systems, expose us to a significant risk of loss, theft, the rendering inaccessible, improper disclosure or misappropriation of this information, and resulting regulatory actions, litigation (including class action litigation) and potential liability, damages and regulatory fines and penalties, and other related costs (including in connection with our investigation and remediation efforts), which could significantly affect our reputation and harm our business. Further, some of our third-party service providers, travel suppliers and other third parties may receive or store information, including client information provided by us. Our travel suppliers currently require most travelers to pay for their transactions with their credit card, especially in the United States. Increasingly sophisticated technological capabilities pose greater cybersecurity threats and could result in a cyber-attack or a compromise or breach of the technology that we use to protect client transaction data. Any significant adverse change in any of these factors could have a material adverse effect on our business, results of operations and financial condition.
We develop and maintain systems and processes aimed at detecting and preventing data breaches and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. We may need to increase our security-related expenditures to maintain or increase our systems’ security in the future. Despite our efforts, the possibility of data breaches, malicious social engineering and fraudulent or other malicious activities, deep fake attacks and human error or malfeasance cannot be eliminated entirely, and risks associated with each of these remain, including the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information), online accounts and systems. .In addition, to the extent we experience a cyber-attack or security breach, we may be unsuccessful in implementing remediation plans to address exposure and future harms. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, which change frequently and often are not recognized until launched against a target, could result in a compromise or breach of client data, even if we take all reasonable precautions, including to the extent required by law. These risks are likely to increase as we expand our offerings, expand internationally, integrate our products and services, and store and process more data, including personal information and other sensitive data. Further, if any of our third-party service providers, travel suppliers or other third parties with whom we share client data fail to implement adequate data-security practices or fail to comply with our terms and policies or otherwise suffer a network or other security breach, our clients’ information may be improperly accessed, used or disclosed. We maintain a comprehensive portfolio of insurance policies to meet both our legal obligations and to cover perceived risks within our business, including those related to cybersecurity. We believe that our coverage and the deductibles under these policies are adequate for the risks that we face.
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
Our failure to adequately protect our intellectual property, and claims of infringement against us, may negatively impact our ability to compete effectively against competitors in our industry.
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
If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent third-party misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the right to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition or results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by unauthorized use.
In addition, in recent years, in the jursdictions in which we operate, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity, as well as litigation, based on allegations of infringement, misappropriation or other violations of intellectual property. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We may be subject to claims of alleged infringement, misappropriation or other violation of the intellectual property rights of our competitors or other third parties in the operation of our businesses, including for our use of third-party intellectual property rights or our internally developed or acquired intellectual property, technologies and content. We cannot guarantee we have not, do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others. If we were to discover that our products or services infringe, misappropriate or otherwise violate the intellectual property rights of others, we may need to obtain licenses or implement workarounds that could be costly. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to implement workarounds successfully. Moreover, if we are sued for infringement, misappropriation or other violation of a third-party’s intellectual property rights and such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments or to indemnify our licensees, or could be enjoined from offering our products or services or using certain technologies or otherwise be subject to other unfavorable circumstances. Accordingly, our exposure to damages resulting from such claims could increase and this could further exhaust our financial and management resources. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims (regardless of their merit) and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results and financial condition.
Risks Relating to Regulatory, Tax and Litigation Matters
We are subject to taxes in many jurisdictions globally and changes in local tax laws could result in adverse tax consequences to us.

We are a multinational group and as such are subject to a variety of taxes in the United States and other jurisdictions where we operate. Tax laws and tax rates for income and other taxes in these jurisdictions may be subject to significant change as a result of the political and economic environment. We cannot predict the outcome of any specific legislative changes.

Significant judgment is required in determining our worldwide provision for income taxes and our effective tax rate may change from year to year depending on a variety of factors including the mix of activities and income allocated or earned among various jurisdictions, the operation of tax laws in these jurisdictions, the classification of our legal entities for US tax purposes, tax treaties between countries, our eligibility for benefits under those tax treaties, changes in uncertain tax provisions and the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income which would reduce our profitability.

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
Current developments in tax legislation globally also mean that despite us having significant net operating losses (“NOLs”), the rate of monetization of these NOLs is likely to be affected. Many tax authorities already limit the utilization of NOLs to a percentage of current year taxable income (typically in the range of 50%-80%). This will result in cash tax outflows in years of profit even where significant NOLs exist.
We may be subject to foreign investment and exchange risks that could lead to significant changes in our reported financial results.
Our functional and reporting currency is U.S. dollars and as a result, our consolidated financial statements are reported in U.S. dollars. We have acquired, and may in the future acquire, businesses that are denominated in a currency other than the U.S. dollar and/or conduct operations or make sales in currencies other than U.S. dollars. When consolidating a business that has functional currency other than U.S. dollars, we will be required to translate the balance sheet and operational results of such business into U.S. dollars. As a result, changes in exchange rates between U.S. dollars and other currencies could lead to significant changes in our reported financial results from period to period. Although we may seek to manage our foreign exchange exposure, including by active use of hedging and derivative instruments, we cannot assure you that such arrangements will be entered into or available at all times when we wish to use them or that they will be sufficient to cover the risk.
Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.
Our current financing arrangements (including the debt outstanding under the A&R Credit Agreement) have, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness even though the amount borrowed remains the same, and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both events could materially and adversely affect our profitability, cash flows and results of operations.
We may hedge against certain variable interest rate risks by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. As of December 31, 2024, we have interest rates swap derivative contracts for $900 million of notional amounts, hedging a portion of our variable interest rate on term loans. These interest rate swaps essentially fix the interest rates on a portion of our term loans and help manage a portion of our interest cost in an economic environment where interest rates are rising. See note 21 - Derivatives and Hedging to our consolidated financial statements included elsewhere in this Annual Report for more information on these derivative contracts. Although we may use hedging instruments to selectively manage risks, such instruments may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.
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
We are subject to other laws and regulations on matters as diverse as anti-bribery and anti-corruption laws, economic sanctions laws and regulations, internal controls over financial reporting, regulation by the DOT regarding the provision of air transportation, data privacy and protection regulations, taxation, environmental protection, antitrust, wage-and-hour standards, headcount reductions and employment and labor relations. In addition, certain of our clients have government contracts that subject them and us to governmental reporting requirements.

Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, could limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with partners, merchants, vendors and other third parties. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. The current administration may amend previously enacted laws or adopt new legislative or regulatory reforms to which we are subject. New or amended laws or regulations could similarly affect our business, increase our costs of doing business and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition.

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
As further described in “Part I, Item 1. Business — Government Regulation,” because American Express “controls” us for the purposes of the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve. The Federal Reserve has broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict our operations and acquisitions and require divestitures. As noted above, American Express is a bank holding company. In addition, American Express has elected to become a financial holding company, and as such it is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, American Express must meet certain eligibility requirements. We and American Express engage in various activities permissible only for bank holding companies that have elected to become financial holding companies, including, in particular, providing travel agency services. If American Express fails to continue to meet eligibility requirements for financial holding company status, including as a result of actions by us, the financial condition and results of operations of American Express and us could be adversely affected, American Express and we may be restricted in our ability to engage in certain business activities or acquisitions, and ultimately, American Express and we could be required to discontinue certain activities permitted for financial holding companies or that rely on financial holding company status. Any of the foregoing, to the extent it occurs to us, could compromise our competitive position, particularly to the extent our competitors may not be subject to these same regulations. In addition, because acquisitions have been and are expected to continue to be a critical part of our growth strategy, any such limitations on our ability to engage in acquisition activity could inhibit our future growth and have a material adverse effect on our business, financial condition or results of operations. See “— Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business”.
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
American Express has the right to reduce, restructure or terminate its investment in GBTG and GBT JerseyCo in the event of an Amex Exit Condition which, if exercised, could adversely affect our business, results of operations and financial condition, depress the market price of our Common Stock and result in further concentration of the voting power in GBTG.
Upon the occurrence of certain events (which are referred to in the Shareholders Agreement as “Amex Exit Conditions”), American Express has the right to (i) transfer all or a significant portion of its shares of GBTG and GBT JerseyCo, (ii) exercise registration rights without regard to certain restrictions that would otherwise apply or (iii) exchange all or a significant portion of its shares of Class A Common Stock (as well as any Class B Common Stock that it may own in the future), as applicable, for shares of Class A-1 Preferred Stock and Class B-1 Preferred Stock, respectively, which are non-voting. In addition, if American Express becomes subject to regulatory or supervisory restrictions that limit its ability to engage in activities generally permitted for financial holding companies under the BHC Act and, in response, we elect to require American Express to divest or otherwise restructure its investment in us such that American Express no longer “controls” us under the BHC Act (which is an Amex Exit Condition), American Express may, at its option, terminate the A&R Trademark License Agreement, subject to the two-year transition period set forth therein (including termination of the “Payment Provider Obligations” referred to in the A&R Trademark License Agreement and the American Express exclusivity obligations to us and our affiliates and our and our affiliates’ other exclusivity obligations to American Express under the operating agreements between GBT Travel Services UK Limited (and its affiliates, where applicable) and American Express; provided, however, that our co-brand obligations with respect to the existing co-brands will continue on their current terms until the existing termination dates of such agreements; provided, further, that we and our affiliates will have no obligation to renew such co-brands or support any future co-brands once the A&R Trademark License Agreement is terminated). See “— Risks Relating to Intellectual Property, Information Technology, Data Security and Privacy — Any termination of the A&R Trademark License Agreement for rights to the American Express trademarks used in our business, including failure to renew the license upon expiration, could adversely affect our business and results of operations” for more information.
American Express may, to terminate its deemed “control” of us under the BHC Act following the occurrence of an Amex Exit Condition, transfer shares of GBTG and GBT JerseyCo without regard to certain applicable transfer restrictions under the Shareholders Agreement, other than the bar on transfers to sanctioned persons and subject to volume, manner of sale and other limitations under Rule 144 promulgated under the the Securities Act of 1933, as amended ("Securities Act").

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
Moreover, American Express’s transfer or exercise of demand registration rights with respect to all or a substantial portion of its shares to terminate its deemed “control” of us under the BHC Act following an Amex Exit Condition could result in the sale of a large number of shares of our Common Stock at once or within a relatively short period of time. Such sales could cause the market price of our Common Stock to fall significantly, particularly because, following an Amex Exit Condition, the sale price for such shares may not reflect the intrinsic value of our Common Stock. Even if American Express has not exercised such rights, the possibility that it could do so in the future could itself depress the market price of our Common Stock and might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These factors could impair investors' ability to sell their shares of our Common Stock when desired or limit the price that they may obtain for their shares.
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
The trading price of our Common Stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause an investor to lose all or part of their investment in our Common Stock. Factors that could cause fluctuations in the trading price of the Class A Common Stock include the following:
•lack of liquidity in stock;
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of travel industry stocks;
•changes in operating performance and stock market valuations of other travel companies generally, or those in our industry in particular;
•sales of shares of our Common Stock by stockholders or by us;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us or our failure to meet the estimates or the expectations of investors;
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
We have 2,521,095,323 shares of Common Stock authorized but unissued as of December 31, 2024. Our Certificate of Incorporation and the applicable provisions of the DGCL authorize us to issue these shares of Common Stock and options, rights, warrants and appreciation rights relating to Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions, or otherwise.
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
American Express International, Inc., QH Travel LP and Expedia and their affiliates control a majority vote of our Common Stock and their interests may not always coincide with the Company’s interests or the interests of our other stockholders. Moreover, the Shareholders Agreement contains provisions relating to our corporate governance. Even when these stockholders and their affiliates cease to own shares of our Common Stock representing a majority of the voting power, for so long as these stockholders continue to own a significant percentage of our Common Stock, these stockholders will still be able to significantly influence the composition of the Board and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, these stockholders and their affiliates have significant influence with respect to our management, significant operational and strategic decisions, business plans and policies through their voting power and their rights under the Shareholders Agreement. Further, these stockholders and their affiliates, through their combined voting power and their rights under the Shareholders Agreement, may be able to cause or prevent a change of control of our Company or a change in the composition of the Board and could preclude any unsolicited acquisition of our Company. This concentration of voting power could deprive an investor of an opportunity to receive a premium for their shares of Common Stock as part of a sale of our Company and ultimately may negatively affect the market price of our Common Stock.
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
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on our behalf, (b) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, or any claim for aiding and abetting such alleged breach, (c) action asserting a claim arising under any provision of the DGCL, Certificate of Incorporation or our Bylaws or as to which the DGCL confers jurisdiction on the Delaware Court of Chancery, (d) action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws, (e) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. Our Certificate of Incorporation further provides that (i) such exclusive forum provision shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act or the Securities Exchange Act of 1934, as amended ("Exchange Act"), or any other claim for which the federal courts have exclusive jurisdiction and (ii) unless we consent in writing to the section of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
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

We take a risk-based approach to cybersecurity aligned with National Institute of Standards and Technology (NIST) Cybersecurity Framework principles and have implemented controls throughout our operations that are designed to address cybersecurity threats and incidents. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help us identify, escalate, investigate, resolve and recover from security incidents in a timely manner.

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

Our cyber risk management program identifies, tracks, escalates, remediates, and reports cyber related risks throughout the Company. These risk areas include internal, product, vendor, supply chain, and external services utilized across the Company. These risks are assessed, prioritized, and both tactically and strategically addressed via process, technology, and personnel improvements to ensure ongoing mitigation and tracking. We utilize internal and external resources, including leading third party providers in the cybersecurity prevention, detection and monitoring space, to monitor for cybersecurity threats to our systems and networks and to understand the broader threat environment.

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

Our cybersecurity operations team manages all facets of cybersecurity monitoring, coordinating with managed services security providers and internal analysts across the Company. All employees are provided cybersecurity awareness training, which includes topics on our policies and procedures for reporting potential incidents. Our cybersecurity team regularly evaluates emerging risks, regulations, and compliance matters and updates applicable policies and procedures accordingly.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Refer to “Part I, Item 1A. Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company, including the risk factor captioned “Cybersecurity attacks or security breaches or incidents impacting our systems or data could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.”

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

Our Chief Information Security Officer ("CISO"), in coordination with our Chief Technology Officer, is responsible for leading the assessment and management of cybersecurity risks. The current CISO has over 25 years of experience managing robust security programs, including in heavily regulated environments such as financial services. The CISO possesses extensive experience in information security, risk management, and technology governance, with a strong background in both strategic leadership and technical security operations. The CISO presents to the Risk Management and Compliance Committee on a bi-annual basis concerning our cybersecurity program.
Item 2. Properties
We lease our corporate headquarters in London, United Kingdom pursuant to a lease that expires in July 2034. We also lease office space worldwide in various cities and locations. We do not own any real property. We consider these arrangements to be adequate for our present needs.
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
Holders
As of March 4, 2025, there were approximately 30 holders of record of our Common Stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
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
Performance Graph
The following performance graph below shows the cumulative total stockholder return on our Common Stock, compared with the NYSE Composite Index (“NYSE Composite”), the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s Software & Services Select Industry Index (“S&P Software & Services Select Industry Index”) (collectively, the “Indices”) from the closing price on May 31, 2022 (the date our Common Stock began trading on NYSE) through December 31, 2024. The results are based on an investment of $100 in our Common Stock and each of the Indices. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits. The performance shown in the graph represents past performance and is not intended to be indicative of future performance.
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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 13, 2024.
Overview
We operate American Express Global Business Travel, a leading software and services company for travel, expense, and meetings & events. We have built one of the most valuable marketplaces in travel with comprehensive and competitive content. We offer a choice of software solutions for customers to access the Amex GBT marketplace, backed up by global teams for 24/7 support in over 140 countries.
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

GBTG is a Delaware corporation and tax resident in the United States. GBTG conducts its business through GBT JerseyCo, which until July 10, 2023, was through an Up-C structure. On July 10, 2023, GBTG entered into a series of transactions that simplified the capital and organizational structure by eliminating the Up-C structure. See note 7 — Certain Corporate Transactions to our consolidated financial statements included elsewhere in this Annual Report.
Key Factors Affecting Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Industry Trends
The travel industry can generally be divided into two sectors: (i) the leisure travel sector, which serves individuals who make reservations for vacation and personal travel, and (ii) the business travel sector, which serves business clients that require travel by employees and other travelers for business needs and meetings. We focus primarily on the business travel sector because business travel customers purchase more premium seats, more flexible tickets, more long-haul international trips and more last-minute bookings.
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

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2024	2023	$	%
Key Operating Metrics
TTV	$30,477	$28,192	$2,285	8%
Transaction Growth	5%	18%	n/m	n/m
Key Financial Metrics
Revenue	2,423	2,290	133	6%
Total operating expense	2,308	2,298	10	—%
Operating income (loss)	115	(8)	123	n/m
Net loss	(134)	(136)	2	1%
Net loss margin	(6)%	(6)%	40 bps	7%
Net cash from operating activities	272	162	110	68%
EBITDA	257	189	68	36%
Adjusted EBITDA	478	380	98	26%
Adjusted EBITDA margin	20%	17%	310 bps	19%
Adjusted Operating Expenses	1,948	1,910	38	2%
Free Cash Flow	165	49	116	235%
__________________________________________________
n/m — not meaningful

	As of December 31,
	2024	2023
Net Debt	$848	$886
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
For the year ended December 31, 2024, TTV increased by $2,285 million, or 8%, compared to the year ended December 31, 2023. The increase in TTV was primarily due to Transactions Growth and an increase in average transaction price driven by a higher ticket prices, mix in international transactions and higher hotel room rates.

Transaction Growth (Decline)
Transaction Growth (Decline) represents year-over-year increase or decrease as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a net basis to exclude cancellations, refunds and exchanges. To calculate year-over-year growth or decline, we compare the total number of net transactions in the comparative previous period/year to the total number of net transactions in the current period in percentage terms. During 2024, we have amended our definition of Transaction Growth (Decline) and, we have presented Transaction Growth (Decline) on a net basis to exclude cancellations, refunds and exchanges as management believes this better aligns Transaction Growth (Decline) with the way we measure TTV and revenue. Prior period Transaction Growth percentages have been recalculated and represented to conform to current period presentation.
For the year ended December 31, 2024, Transaction Growth was 5% compared to the year ended December 31, 2023. Increase in transaction growth for this period was primarily due to share gains and increased demand for business travel from our clients, with strong global multinational customer base performance offset by slower growth in small and medium enterprise customer base.
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
We define Adjusted EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring, exit and related charges, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation and related employer taxes, long-term incentive plan costs, certain corporate costs, fair value movements on earnout and warrant derivative liabilities, foreign currency gains (losses) and non-service components of net periodic pension benefit (cost) .
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

Set forth below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2024	2023	$	%
Net loss	$(134)	$(136)	$2	1%
Interest income	(6)	(1)	(5)	n/m
Interest expense	115	141	(26)	(19)%
Loss on early extinguishment of debt	38	—	38	n/m
Provision for (benefit from) income taxes	66	(9)	75	n/m
Depreciation and amortization	178	194	(16)	(8)%
EBITDA	257	189	68	36%
Restructuring, exit and related charges(a)	17	49	(32)	(65)%
Integration costs(b)	24	35	(11)	(31)%
Mergers and acquisitions(c)	45	2	43	n/m
Equity-based compensation and related employer taxes(d)	83	75	8	11%
Fair value movements on earnout derivative liabilities(e)	56	(13)	69	n/m
Other adjustments, net(f)	(4)	43	(47)	(108)%
Adjusted EBITDA	$478	$380	$98	26%
Net loss margin(1)	(6)%	(6)%	40 bps	7%
Adjusted EBITDA Margin	20%	17%	310 bps	19%
__________________________________________________
n/m — not meaningful

(1)Net loss margin is calculated as net loss divided by revenue.
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Total operating expenses	$2,308	$2,298	$10	—%
Adjustments:
Depreciation and amortization	(178)	(194)	16	8%
Restructuring, exit and related charges(a)	(17)	(49)	32	65%
Integration costs(b)	(24)	(35)	11	31%
Mergers and acquisitions(c)	(45)	(2)	(43)	n/m
Equity-based compensation and related employer taxes(d)	(83)	(75)	(8)	(11)%
Other adjustments, net(f)	(13)	(33)	20	63%
Adjusted Operating Expenses	$1,948	$1,910	$38	2%
__________________________________________________
n/m — not meaningful

(a)Includes (i) employee severance costs of $11 million, and $39 million for the years ended December 31, 2024 and 2023, respectively, (ii) accelerated amortization of operating lease ROU assets of $4 million and $7 million for the years ended December 31, 2024 and 2023, respectively, and (iii) contract costs related to abandoned leased facilities of $2 million and $3 million for the years ended December 31, 2024 and 2023, respectively.
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
(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $8 million and $19 million for the years ended December 31, 2024 and 2023, respectively, and (ii) legal and professional services costs of $5 million and $14 million for the years ended December 31, 2024 and 2023, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange gains (losses) of $22 million and $(5) million for the years ended December 31, 2024 and 2023, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $5 million and $5 million for the years ended December 31, 2024 and 2023, respectively.
For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2024	2023	$	%
Travel Revenue	$1,932	$1,827	$105	6%
Products & Professional Services Revenue	491	463	28	6%
Total Revenue	$2,423	$2,290	$133	6%

For the year ended December 31, 2024, our total revenue increased by $133 million, or 6%, due to an increase in both Travel Revenue and Product and Professional Services Revenue. The increase in total revenue was driven by 5% Transaction Growth, offset by a modest decline of 17 bps in yield to 8% due to mix of non-TTV driven revenue and higher digital transactions. Yield is calculated as total revenue divided by TTV for the same period.
Travel Revenue increased by $105 million, or 6%, primarily due to 5% increase in Transaction Growth and an 8% increase in TTV.
Product and Professional Services Revenue increased $28 million, or 6%, due to $20 million increase in management fees and $8 million from increased consulting and other professional services revenue.
Cost of Revenue (Excluding Depreciation and Amortization)

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$967	$961	$6	1%
For the year ended December 31, 2024, cost of revenue (excluding depreciation and amortization) increased by $6 million, or 1%, primarily due to (i) additional traveler care costs of $59 million to manage the increase in transaction volume and (ii) a merit increase of $25 million in salaries and benefits, offset by (iii) $81 million reduction in expenses primarily due to cost savings initiatives.
Sales and Marketing

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2024	2023	$	%
Sales and marketing	$400	$394	$6	2%

For the year ended December 31, 2024, sales and marketing expenses increased by $6 million, or 2%, due to (i) higher employee costs of $10 million to support additional transaction volume, (ii) $8 million increased costs to support growth plans in hotel acceleration and small and medium enterprise customer base, offset by (iii) a reduction of $12 million due to cost savings initiatives.
Technology and Content

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2024	2023	$	%
Technology and Content	$442	$413	$29	7%
For the year ended December 31, 2024, technology and content increased by $29 million, or 7%, primarily due to (i) $13 million increase mainly to support growth plans in hotel acceleration and small and medium enterprise customer base, (ii) $12 million increase due to additional employee headcount, incentives and merit increases and (iii) $7 million increase in data processing fees.
General and Administrative

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2024	2023	$	%
General and administrative	$308	$294	$14	4%
For the year ended December 31, 2024, general and administrative expenses increased by $14 million, or 4%, due to (i) increased mergers and acquisitions costs of $43 million for the pending acquisition of CWT, offset by (ii) $15 million decrease resulting from cost saving initiatives, (iii) an $11 million reduction related to lower integration expenses and (iv) a $3 million reduction of prior year costs incurred resulting from accelerated amortization of operating lease ROU assets.
Restructuring and Other Exit Charges
Restructuring and other exit charges primarily comprise of employee severance due to reduction in workforce to improve operational efficiencies and accrual of certain contract termination costs related to leased facilities abandonment. For the year ended December 31, 2024, restructuring charges decreased by $29 million due to higher severance costs incurred in 2023 resulting from changes to our internal operating model and certain exit activities.
Depreciation and Amortization
For the year ended December 31, 2024, depreciation and amortization decreased by $16 million, or 8%, due to (i) certain intangible assets that were fully amortized during 2024 resulting in a decrease of $19 million in depreciation and amortization and (ii) $5 million decrease in amortization related to leasehold improvements, offset by (iii) an increase in software amortization of $8 million due to higher capitalization.
Interest Expense
For the year ended December 31, 2024, interest expense decreased by $26 million, or 19%. The fixed rate margins were lower during the year ended December 31, 2024 compared to the year ended December 31, 2023 due to (i) improved leverage ratios under the Original Credit Agreement based on which margins were set and (ii) refinancing of term loans in July 2024 with lower fixed rate margins. The changes in variable interest rates did not have material impact due to interest rate swaps being in place.

Loss on Early Extinguishment of Debt
During the year ended December 31, 2024, we refinanced our debt and repaid the entire principal amount of term loans outstanding under our Original Credit Agreement, including early prepayment penalty, and recognized a loss on early extinguishment of debt of $38 million.
Fair Value Movements on Earnout Derivative Liabilities
For the year ended December 31, 2024, the fair value of our derivative liabilities related to our earnout shares resulted in a charge of $56 million to our consolidated statement of operations compared to a credit of $13 million during the year ended December 31, 2023. The increase in fair value of earnout derivative liability was mainly driven by the increase in our stock price as of December 31, 2024.
Other Income (Loss), net
For the year ended December 31, 2024, other income (loss), net, increased by $27 million due to higher foreign exchange gains.
(Provision for) Benefit from Income Taxes
For the year ended December 31, 2024 and 2023, we had an income tax (expense) benefit of $(66) million and $9 million, respectively, and our effective tax rate was 92.96% and 6.32%, respectively. Our effective tax rate for the year ended December 31, 2024 is significantly higher than the U.S. federal statutory tax rate of 21% primarily due to non-deductible expenses.
Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities under the A&R Credit Agreement as well as cash and cash equivalent balances on hand. As of December 31, 2024 and December 31, 2023, our cash and cash equivalent balances were $536 million and $476 million, respectively. During the years ended December 31, 2024 and 2023, our cash flows from operating activities were $272 million and $162 million, respectively, and our Free Cash Flow was $165 million and $49 million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). Further, as of December 31, 2024, our $360 million of Revolving Credit Facility remained undrawn and fully available to be drawn down.
We believe our liquidity is important given the risks to future financial performance due to the uncertainties of a potential economic slowdown on account of prevailing macro-economic conditions. We continue to take measures to improve our liquidity through our cost savings programs (voluntary and involuntary redundancies, process improvements, location optimization, etc.), and entered into several financial transactions, including debt financing / refinancing / repricing transactions. For example, in July 2024, we refinanced our then existing term loan facility under the Original Credit Agreement and extended the maturity of term loans until July 2031 (see note 13 - Long-term Debt to our consolidated financial statement included elsewhere in this Annual Report).In January 2025, we entered in an amendment to our A&R Credit Agreement to reduce our interest rate margins by 50 bps (see note 25 — Subsequent Events to out consolidated financial statements included elsewhere in this Annual Report). Further, in February 2025, we received an upgrade to our credit ratings which reduced the commitment fees payable on our Revolving Credit Facility (see Net Debt - Debt Ratings below). We continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
Based on our current operating plan, existing cash and cash equivalents, increase in business volume trends, mitigation measures taken or planned to strengthen our liquidity and financial position, along with our increased revolving credit funding capacity under the A&R Credit Agreement and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a foreseeable future . Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities or undertake transactions to increase shareholder value. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all. Our full utilization of the Revolving Credit Facility, under the A&R Credit Agreement entered into in July 2024, may be effectively limited with the leverage-based financial covenant requirements.
Cash Flows
The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Net cash from operating activities	$272	$162	$110	68%
Net cash used in investing activities	(102)	(119)	17	14%
Net cash (used in) from financing activities	(85)	120	(205)	n/m
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	10	(23)	n/m
Net increase in cash, cash equivalents and restricted cash	$72	$173	$(101)	(59)%
_____________________________________________
n/m — not meaningful
Cash Flows for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
As of December 31, 2024, we had $561 million of cash, cash equivalents and restricted cash, an increase of $72 million compared to December 31, 2023. The following discussion summarizes changes to our cash from operating, investing and financing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Operating Activities
For the year ended December 31, 2024, net cash from operating activities was $272 million compared to $162 million of cash from operating activities for the year ended December 31, 2023. The improvement in cash flows from operating activities of $110 million was primarily due to $81 million increase in operating income and working capital movements before considering non-cash charges or credits and $43 million of lower cash interest payments partially offset by $12 million of higher cash income taxes.
Investing Activities
During the year ended December 31, 2024 cash used in investing activities decreased by $17 million primarily due to (i) decrease in purchase of property and equipment of $6 million and (ii) $10 million resulting from proceeds received in 2024 for a loan given to an equity affiliate in 2023. During the year ended December 31, 2024, the increase in capitalized software was more than offset by decrease in capital expenditure related to Egencia integration.
Financing Activities
During the year ended December 31, 2024, net cash used in financing activities of $85 million was primarily due to: (i) $1,372 million of repayment of principal amount of term loans under the Original Credit Agreement upon refinancing of debt in July 2024, (ii) $55 million of shares repurchased, (iii) $51 million related to debt refinancing costs and premium for early repayment of term loans, and (iv) $28 million cash paid for taxes withheld upon vesting of equity awards, offset by (v) $1,397 million of proceeds from borrowings under the A&R Credit Agreement, net of discount, upon debt refinancing in July 2024 and (vi) $29 million cash received from contributions for ESPP and exercise of stock options. During the year ended December 31, 2023, net cash from financing activities of $120 million was primarily due to: (i) $131 million of proceeds received from borrowings under the senior secured tranche B-4 term loan facilities, net of discount, and (ii) $7 million received from exercise of stock options and contributions for ESPP, partially offset by (iii) $5 million repayment of principal amount of senior secured term loans and finance leases, and (iv) $14 million cash paid for taxes withheld upon vesting / exercise of equity awards.

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
Set forth below is a reconciliation of net cash from operating activities to Free Cash Flow.

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2024	2023	$	%
Net cash from operating activities	$272	$162	$110	68%
Less: Purchase of property and equipment	(107)	(113)	6	4%
Free Cash Flow	$165	$49	$116	235%
During the year ended December 31, 2024, our Free Cash Flow improvement of $116 million was due to a $110 million increase in net cash from operating activities and a decrease of $6 million of cash outflows related to purchases of property and equipment as discussed above.

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
The following table summarizes our Net Debt position as of December 31, 2024 and December 31, 2023:

	As of December 31,
(in $ millions)	2024	2023
Current portion of long-term debt	$19	$7
Long-term debt, net of unamortized debt discount and debt issuance costs	1,365	1,355
Total debt, net of unamortized debt discount and debt issuance costs	1,384	1,362
Less: Cash and cash equivalents	(536)	(476)
Net Debt	$848	$886
During the year ended December 31, 2024, our Net Debt decreased by $38 million due to $60 million increase in cash and cash equivalents balance offset by $22 million of net increase in total debt, net of unamortized debt discount and debt issuance costs, primarily resulting from refinanced term loans as discussed below.
On July 26, 2024, we amended and restated our senior secured credit facility, and borrowed an aggregate principal amount of $1,400 million of term loans. The proceeds therefrom were used, in part, to repay in full the loans and other outstanding obligations (including premium, related fees and expenses) under the Original Credit Agreement (see note 13 - Long-term Debt to our consolidated financial statements included elsewhere in this Annual Report). Further, in January 2025, we amended the A&R Credit Agreement to reduce the interest rate margin on Initial Term Loans from 3.00% per annum to 2.50% per annum.(see note 25 - Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report). The reduction in margin is expected to decrease our annual cash interest payment by $7 million.
Debt Covenants

Our A&R Credit Agreement contains customary restrictive financial and operating covenants (see note 13 - Long-term Debt to our consolidated financial statements included elsewhere in this Annual Report).

As of December 31, 2024, we were in compliance with all applicable covenants under the A&R Credit Agreement.
Debt Ratings

In February 2025, our borrowings under the A&R Credit Agreement was upgraded to BB- from “B+” by Standard & Poor’s Financial Services LLC ("S&P") with "Stable" outlook. Earlier in 2024, we had also received a "B2" rating from Moody's Corporation ("Moody's") and "BBB-" rating from Fitch Ratings Inc.

Upon the upgrade in our credit rating in February 2025, our fee for Revolving Credit Facility, calculated based on the average daily commitments under the Revolving Credit Facility and payable quarterly in arrears, reduced to 0.25% per annum from 0.375% per annum. Our debt ratings have a direct impact on our future borrowing costs and access to capital markets.
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

As of December 31, 2024, no shares have been repurchased under the share repurchase program and $300 million remains available to be utilized under the share repurchase program. The share repurchase transaction that we entered into in August 2024 (see note 19 - Shareholders' Equity to our consolidated financial statements included elsewhere in this Annual Report), was not part of this share repurchase program, and was a separately negotiated transaction with a shareholder.
Contractual Obligations and Commitments
As of December 31, 2024, our material cash requirements include the following contractual obligations and commercial commitments arising in the normal course of business.
Debt
Our debt obligation primarily includes all interest and principal of borrowings under our A&R Credit Agreement. Under certain circumstances, each year, starting for the year ending December 31, 2025, a portion of the Initial Term Loans outstanding under the A&R Credit Agreement is required to be prepaid with a percentage of annual excess cash flow, if any, calculated in a manner set forth in the A&R Credit Agreement. Under certain circumstances, we will also be required to prepay, or make an offer to prepay, the Initial Term Loans outstanding under the A&R Credit Agreement with the proceeds received from certain other events, subject to certain exceptions and limitations set forth in the A&R Credit Agreement. For the year ended December 31, 2024, we have determined that no such mandatory prepayments, including any annual excess cash flow payments, are required. Further, none of such mandatory prepayment amounts are included in the amounts presented here. As of December 31, 2024, we had a total term-loans debt obligation, including interest, of $2,009 million, with $104 million due within the next 12 months. Interest on the term loans is based on SOFR, plus applicable margin, and includes the effect of interest rate and cross currency swaps. For purposes of this disclosure, we have used SOFR and margin rates as of December 31, 2024 for all future periods and have excluded the impact of changes in interest rate swap contracts entered into in January 2025 and debt repricing transaction of February 2025 (see note 13 — Long-term Debt and note 25 - Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report).
Lease Obligations
The operating lease liability amounts are primarily related to corporate office facility leases, as well as other offices for our local operations. Our operating leases expire on various dates through 2035. In addition to minimum lease payments, we are responsible for taxes and other non-lease operating costs for leased premises. As of December 31, 2024, our operating leases had fixed lease payment obligations, including imputed interest, of $102 million, with $20 million payable within 12 months. Our finance lease obligations as of December 31, 2024 were not material. See note 9 – Leases to our consolidated financial statements included elsewhere in this Annual Report.
Purchase Obligations
We have certain purchase obligations related to information technology (“IT”) agreements and certain other services. Agreements with IT providers include cloud-based services, hosting and licensing contracts. Other purchase commitments represent contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2024. As of December 31, 2024, we had a total purchase obligation of $345 million, with $121 million due within the next 12 months. See note 16 — Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2024 related to letters of credit and guarantees.
Other
Our obligations related to defined benefit plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2024, plan contributions of $25 million were expected to be made in 2025. Funding projections beyond 2025 are not practical to estimate based on currently available information.
Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2024.
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

Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired. We adopted a quantitative approach to test our Goodwill for impairment during the year ended December 31, 2024.
The results of impairment testing performed for each of the years ended December 31, 2024, 2023 and 2022 indicated that the fair value of each of the reporting unit exceed their respective carrying values and as a result, we did not record any impairment of goodwill in our consolidated statements of operations during any of these years.
Pensions
The determination of the obligation and expense for our pension benefits is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in note 14 — Employee Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report and include the discount rate, expected long-term rate of return on plan assets, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.
The primary assumptions affecting our accounting for employee benefits are:
Discount rate: The discount rate is used to calculate pension benefit obligations. The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high-quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.9% for defined benefit pension plans as of December 31, 2024.
The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $68 million or increase pension liabilities by $85 million, respectively, as of December 31, 2024. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax net periodic pension cost (benefit) for 2025 would be immaterial.
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic pension cost (benefit). The use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2024 we used a weighted average expected long-term rate of return on plan assets of 5.1%.
Actual returns on plan assets for 2024, 2023 and 2022 were (5.3%), (0.4)% and (28.9)%, respectively, compared to the expected rate of return assumptions of 5.1%, 4.9% and 4.5%, respectively. The sensitivity to a 100 basis point increase or decrease in the expected rate of return on plan assets assumption related to our pre-tax employee benefit expense for 2024 would be to decrease or increase the 2024 pre-tax expense by $4 million in each case.
While we believe these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our defined benefit pension obligations and our future expense. See note 14 — Employee Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report for more information regarding our retirement benefit plans.
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
Income Taxes
We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. During 2024, an increase to our valuation allowance of $10 million was recorded to tax expense in our consolidated statements of operations. All deferred income taxes are classified as long-term on our consolidated balance sheets.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates and foreign currency exchange rates. We manage our exposure to (i) interest rate risk by entering into derivative financial instruments for a portion of principal amount of our debt and (ii) foreign currency exchange rates risk by entering into derivative financial instruments to hedge, in part, fluctuations in foreign currency exchange rates and through internally established policies and procedures. The objective of our policies is to mitigate potential income statement, cash flow, and fair value exposures resulting from possible future adverse fluctuations in rates. We do not engage in trading, market making or other speculative activities in the derivatives markets to manage these risks.
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates and we are exposed to changes in such floating interest rates. Until July 26, 2024, we had interest rate risk primarily related to our senior secured term loans under the Original Credit Agreement which bore interest at a variable rate that was based on synthetic LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). Upon refinancing in July 2024, we have interest rate risk primarily related to our term loans under the A&R Credit Agreement (see note 13— Long-term Debt to our consolidated financial statements included elsewhere in this Annual report) which bear interest at a variable rate based on SOFR (subject to certain benchmark replacement provisions and an interest rate floor). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of December 31, 2024, we had $1,384 million of term loans that were outstanding under the A&R Credit Agreement, net of unamortized debt discount and unamortized debt issuance costs, and $360 million of revolving credit facility availability under the A&R Revolving Credit Facility as of such date.Based on the outstanding debt under the A&R Credit Agreement as of December 31, 2024, and assuming that our mix of debt instruments and other variables remain unchanged, but including the impact of expected receipts or payments of cash flows resulting from interest rate swap contracts, a hypothetical 100 basis points increase or decrease in SOFR would have increased or decreased our interest expense by $5 million on an annualized basis.
In February 2022, we entered into an interest rate swap for a notional amount of $600 million of debt for a period covering from March 2022 to March 2025 to hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities. The terms of such swap were initially linked to LIBOR as the benchmark rate, with an adjusted SOFR-based rate replacing LIBOR as the benchmark rate for such swap commencing in June 2023. In June 2022, we terminated this February 2022 interest rate swap contract and realized $23 million of cash. We simultaneously entered into another swap contract with substantially the same terms and conditions as the February 2022 swap, except the fixed interest rate component was changed. In March 2023, we amended the terms to change the reference rate for the variable leg from LIBOR to SOFR to match the reference rate on the underlying debt that was amended in January 2023. Further, the interest rate on the fixed leg of the interest rate swap changed from 3.6858% to 3.6800%. The interest rate swap continued to be designated as a cash flow hedge that was highly effective at offsetting the increases in cash outflows when three-month SOFR exceeded 3.6800%. In order to further hedge against future increases in the benchmark rate for the senior secured tranche B-3 term loan facilities, in February 2023, we entered into another interest rate swap agreement for a notional amount of $300 million of debt for a period covering from March 2023 to March 2027. The terms of the agreement required us to receive a variable rate of three months U.S. SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%. Following the debt refinancing in July 2024, we terminated both the interest rate swap contracts in September 2024 and made a payment to the counter-party of $4 million, in cash, representing the fair value of the contracts on the termination date. We simultaneously entered into two new interest rate swap agreements for a notional amount of $400 million of debt for a period covering September 2024 to March 2028 and a notional amount of $500 million of debt for a period covering September 2024 to July 2029 (the "September IRS Contracts"). The terms of the agreements require us to receive a variable rate of three months U.S. SOFR and pay a fixed rate of 3.242% and 3.226%, respectively (see note 21 - Derivatives and Hedging and note 22 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Annual Report for further information).

The interest rate swap contracts are considered as an accounting hedge under ASC 815. As of December 31, 2024, we had recognized $27 million of interest rate swap derivative assets on our consolidated balance sheets.

In January 2025, we terminated the September IRS Contracts and received $31 million, in cash, representing the fair value of the contracts on the termination date. We simultaneously entered into two new interest rate swap agreements with similar terms as the September IRS Contracts, except that the terms of the agreements require us to receive a variable rate of three months U.S. SOFR and pay a fixed rate of 4.2075% for $400 million notional rate contract and 4.209% for $500 million notional rate contract.
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
In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the Euro, during the year ended December 31, 2024, we entered into a cross currency interest rate swap contract and designated it as a net investment hedge (see note 21 - Derivatives and Hedging and note 22 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Annual Report for further information). Any change in the fair value of the net investment hedge would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the Euro, we would be required to use a lower amount of our cash flows from operations to pay interest on our term loans and to settle our cross-currency interest rate swap contract, whereas during times of a weakening United States dollar against the Euro, we would be required to use a greater amount of our cash flows from operations to pay interest on our term loans and to settle our cross-currency interest rate swap contract. As of December 31, 2024, we had less than $1 million of cross currency swap derivative liability on our consolidated balance sheets.
In 2025, we also entered into certain foreign currency forward contracts that act as economic hedges to offset exposure to foreign currency exchange rate fluctuations resulting from certain of our intercompany balances.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, management has concluded that as of such date, the previously reported material weakness has been remediated and our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company's management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report, issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included elsewhere in this Annual Report.
Remediation of Previously Reported Material Weakness
As previously reported in our Form 10-K for the fiscal year ended December 31, 2023, and in our subsequent Form 10-Q reports for the periods ending March 31, June 30 and September 30, 2024, we previously identified a material weakness in our internal control over financial reporting, related to the Egencia business, which we acquired on November 1, 2021. Certain revenue and procurement processes and procedures of the Egencia business, which was owned by Expedia prior to our acquisition, were still being carried out by Expedia under the transition services agreement. The Company had a lack of oversight of these outsourced revenue and procurement processes and related controls, including general information technology ("IT") controls and IT application controls, that are used in the preparation of Egencia’s financial results. During the fiscal year ended December 31, 2024, we assessed the need for additional remediation steps and implemented additional measures to remediate the underlying causes that gave rise to the material weakness.

Management has concluded that the actions taken to strengthen our internal control over financial reporting remediated the previously identified material weakness as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than the remediation activities related to the previously reported material weakness in respect to Egencia's client revenue process and payment of vendor process, including related general IT controls and IT application controls, there were no changes to our internal control over financial reporting that occurred during the three-month period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included under the heading, “Proposal 1 – Election of Directors,” “Principal Stockholders—Delinquent Section 16(a) Reports”, if applicable, and “Information about our Executive Officers” in the proxy statement for the 2025 annual meeting of GBTG’s stockholders (the “2025 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with applicable securities laws when engaging in transactions in our own securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information relating to the compensation of our executive officers and directors will be included under the headings “Compensation Discussion & Analysis” (excluding information under the subheading “Pay Versus Performance”), “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Securities
Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters will be included under the heading, “Principal Stockholders” in the 2025 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
Information relating to our equity compensation plans will be included under the heading, “Equity Compensation Plan Information” in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to related party transactions and director independence will be included under the heading, “Certain Relationships and Related Person Transactions” and “Proposal 1 – Election of Directors—Director Independence,” in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the principal accounting services provided to the Company and the fees for such services will be included under the heading, “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules
The following documents are filed as part of this Annual Report:
(1)Financial Statements: Reference is made to the Index to consolidated financial statements beginning on Page F-1 hereof.
(2)Financial Statement Schedules: Reference is made to Schedule II—Valuation and Qualifying Accounts on Page F-58 hereof. All other schedules are omitted because the required information is either not applicable, not material or presented in the consolidated financial statements and notes thereto beginning on Page F-1 hereof.
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

2.3^†
Agreement and Plan of Merger, dated March 24, 2024, by and among Global Business Travel Group, Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 25, 2024).

2.3.1	`
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 17, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2025).

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
4.1
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended, dated as of March 14, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K, filed with the SEC on March 14, 2024).

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

10.5^†
Amended and Restated Shareholders Agreement, dated as of January 11, 2024, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express International, Inc., EG Corporate Travel Holdings LLC, QH Travel L.P. and Juweel Investors (SPC) Limited incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024.

Exhibit No.	Description
10.5.1
Letter Agreement, dated as of January 11, 2024, by and among Global Business Travel Group, Inc., GBT JerseyCo Limited, American Express International, Inc., EG Corporate Travel Holdings LLC,, QH Travel L.P., Juweel Investors (SPC) Limited and the Specified Juweel Investors (as defined therein) LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024.

10.6
Amended and Restated Credit Agreement, dated as of July 26, 2024, by and among Global Business Travel Group, Inc., GBT US III LLC, the lenders and letter of credit issuers party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).

10.7
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

10.8+	Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).
10.9	Global Business Travel Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2022).
10.10+
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
10.12^†
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

10.13^†
Consumer Services Operating Agreement, dated as of June 30, 2014, by and between American Express Travel Related Services Company, Inc. and GBT Travel Services UK Limited (as assignee of GBT III B.V.), as amended (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.13.1^†
First Amendment to Consumer Services Operating Agreement, dated as of December 31, 2015, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.1 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.13.2^†
Second Amendment to Consumer Services Operating Agreement, dated as of July 24, 2017, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.2 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.13.3
Third Amendment to Consumer Services Operating Agreement, dated as of November 19, 2019, by and between American Express Travel Related Services Company, Inc. and GBT III B.V. (incorporated by reference to Exhibit 10.27.3 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on April 18, 2022).

10.13.4^†
Form of Fourth Amendment to Consumer Services Operating Agreement, by and between American Express Travel Related Services Company, BT Inc. and G Travel Services UK Limited (as assignee of GBT III B.V.) (incorporated by reference to Exhibit 10.27.4 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.14^†
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

Exhibit No.	Description
10.15+
Employment Contract, dated November 26, 2019, by and between GBT Travel Services UK Limited and Andrew Crawley (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.16+
Service Agreement, dated June 5, 2020, by and between GBT Travel Services UK Limited and Paul Abbott (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.17+
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

10.20+
Form of Time-Based Option Grant Agreement (United Kingdom) under the GBT JerseyCo Limited Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.21+
Form of Time-Based Option Grant Agreement (United States) under the GBT JerseyCo Limited Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on March 22, 2022).

10.22+
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

10.24
Put Option Letter, dated as of May 4, 2021, among GBT JerseyCo Limited, Expedia, Inc. and Juweel Investors Limited (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.25
Equity Contribution Agreement, dated as of August 11, 2021, among GBT JerseyCo Limited, Expedia, Inc. and Juweel Investors Limited (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-261820), filed with the SEC on December 21, 2021).

10.26
Company Holders Support Agreement, dated as of December 2, 2021, by and among Apollo Strategic Growth Capital and the parties set forth on Schedule I thereto (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4/A (Reg. No. 333-261820) filed with the SEC on February 4, 2022).

10.27+
Form of New RSU Award Agreement (Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit (a)(1)(K) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

10.28+
Form of New RSU Award Agreement (Non-Executive Leadership Team) under the Global Business Travel Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit (a)(1)(L) of the Company’s Tender Offer Statement on Schedule TO-I, filed with the SEC on December 13, 2022).

10.29+
Severance Protection Agreement, dated November 29, 2021, by and between GBT US LLC and Eric J. Bock (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page herein)
31.1*	Certification of Paul Abbott, Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Karen Williams, Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1**	Certification of Paul Abbott, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Karen Williams, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Global Business Travel Group, Inc. Supplemental Executive Officer Recoupment Policy, dated October 2, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K, filed with the SEC on March 14, 2024)

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

GLOBAL BUSINESS TRAVEL GROUP, INC.

Date: March 7, 2025	By:	/s/ Paul Abbott
		Name:	Paul Abbott
		Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Abbott, Karen Williams and Eric J. Bock and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Abbott	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2025
Paul Abbott

/s/ Karen Williams	Chief Financial Officer (Principal Financial Officer)	March 7, 2025
Karen Williams

/s/ Christopher Van Vliet	Controller (Principal Accounting Officer)	March 7, 2025
Christopher Van Vliet

/s/ Ugo Arzani	Director	March 7, 2025
Ugo Arzani

/s/ James P. Bush	Director	March 7, 2025
James P. Bush

/s/ Alexander Drummond	Director	March 7, 2025
Alexander Drummond

/s/ Gloria Guevara Manzo	Director	March 7, 2025
Gloria Guevara Manzo

/s/ Eric Hart	Director	March 7, 2025
Eric Hart

/s/ Raymond Donald Joabar	Director	March 7, 2025
Raymond Donald Joabar

/s/ Michael Gregory O’Hara	Director	March 7, 2025
Michael Gregory O’Hara

/s/ Itai Wallach	Director	March 7, 2025
Itai Wallach

/s/ Susan Ward	Director	March 7, 2025
Susan Ward

/s/ Kathleen Winters	Director	March 7, 2025
Kathleen Winters

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Global Business Travel Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Business Travel Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in total shareholders’ equity, for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Variable consideration related to supplier fees incentive revenues

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company reported travel revenue of $1,932 million for the year-ended December 31, 2024, a portion of which related to revenue from supplier fee incentives. The Company receives incentives from air travel suppliers for incremental bookings above minimum targeted thresholds established under relevant agreements. The Company estimates these incentive revenues using internal and external data detailing completed and estimated completed airline travel and the price thresholds applicable to the volume for the period, as consideration is variable and determined by meeting volume targets.

We identified the evaluation of variable consideration related to supplier fee incentive revenues as a critical audit matter. A high degree of subjective auditor judgement was required to assess the Company’s estimate of supplier fee incentive variable consideration accrued and recognized as revenue at year-end for certain suppliers, including the estimate of completed airline travel.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of certain internal controls related to the process of estimating variable consideration in revenue contracts, including a control related to the estimate of completed airline travel. For certain suppliers, we:

•obtained and read contractual documents, including master agreements and other related documents,
•analyzed the contractual documents to determine if all arrangement terms that may have impacted revenue recognition were identified and properly considered, including terms and conditions for incentive revenues,
•developed an independent estimate of variable consideration related to supplier fee incentive revenues at year-end using historical completed airline travel data and compared it to the Company’s estimate, and
•assessed management’s ability to estimate accurately by comparing the Company’s historical estimates to actual results.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

New York, New York
March 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Global Business Travel Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Global Business Travel Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in total shareholders’ equity, for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated March 7, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
New York, New York
March 7, 2025

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in $ millions except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$536	$476
Accounts receivable (net of allowance for credit losses of $10 and $12 as of December 31, 2024 and 2023, respectively)	571	726
Due from affiliates	46	42
Prepaid expenses and other current assets	128	116
Total current assets	1,281	1,360
Property and equipment, net	232	232
Equity method investments	14	14
Goodwill	1,201	1,212
Other intangible assets, net	480	552
Operating lease right-of-use assets	59	50
Deferred tax assets	268	281
Other non-current assets	89	50
Total assets	$3,624	$3,751
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$263	$302
Due to affiliates	22	39
Accrued expenses and other current liabilities	461	466
Current portion of operating lease liabilities	15	17
Current portion of long-term debt	19	7
Total current liabilities	780	831
Long-term debt, net of unamortized debt discount and debt issuance costs	1,365	1,355
Deferred tax liabilities	36	5
Pension liabilities	156	183
Long-term operating lease liabilities	63	55
Earnout derivative liabilities	133	77
Other non-current liabilities	34	33
Total liabilities	2,567	2,539
Commitments and Contingencies (see note 16)
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 478,904,677 and 467,092,817 shares issued, 470,904,677 and 467,092,817 shares outstanding as of December 31, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in-capital	2,827	2,748
Accumulated deficit	(1,575)	(1,437)
Accumulated other comprehensive loss	(146)	(103)
Treasury shares, at cost (8,000,000 shares and 0 shares as of December 31, 2024 and December 31, 2023, respectively)	(55)	—
Total equity of the Company’s shareholders	1,051	1,208
Equity attributable to non-controlling interest in subsidiaries	6	4
Total shareholders’ equity	1,057	1,212
Total liabilities and shareholders’ equity	$3,624	$3,751
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in $ millions, except share and per share data)	2024	2023	2022
Revenue	$2,423	$2,290	$1,851
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	967	961	832
Sales and marketing	400	394	337
Technology and content	442	413	388
General and administrative	308	294	313
Restructuring and other exit charges	13	42	(3)
Depreciation and amortization	178	194	182
Total operating expenses	2,308	2,298	2,049
Operating income (loss)	115	(8)	(198)
Interest income	6	1	—
Interest expense	(115)	(141)	(98)
Loss on early extinguishment of debt	(38)	—	—
Fair value movement on earnout and warrant derivative liabilities	(56)	13	8
Other income (loss), net	17	(10)	1
Loss before income taxes and share of income (losses) from equity method investments	(71)	(145)	(287)
(Provision for) benefit from income taxes	(66)	9	61
Share of income (losses) from equity method investments	3	—	(3)
Net loss	(134)	(136)	(229)
Less: net income (loss) attributable to non-controlling interests in subsidiaries	4	(73)	(204)
Net loss attributable to the Company’s Class A common stockholders	$(138)	$(63)	$(25)
Basic loss per share attributable to the Company’s Class A common stockholders	$(0.30)	$(0.25)	$(0.50)
Weighted average number of shares outstanding – Basic	462,695,229	251,645,498	51,266,570
Diluted loss per share attributable to the Company’s Class A common stockholders	$(0.30)	$(0.30)	$(0.51)
Weighted average number of shares outstanding – Diluted	462,695,229	458,055,525	445,715,051

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(in $ millions)	2024	2023	2022
Net loss	$(134)	$(136)	$(229)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	(52)	33	(51)
Unrealized gains on cash flow hedge, net of tax:
Unrealized gain (loss) from cash flow hedges arising during the year	14	(8)	32
Unrealized gains on cash flow hedge reclassified to interest expense	(9)	(8)	(4)
Change in defined benefit plans, net of tax:
Actuarial gain (loss), net, and prior service cost arising during the year	4	(34)	99
Amortization of actuarial (gain) loss and prior service cost in net periodic pension cost (benefit)	—	(2)	2
Other comprehensive (loss) income, net of tax	(43)	(19)	78
Comprehensive loss	(177)	(155)	(151)
Less: Comprehensive income (loss) attributable to non-controlling interests in subsidiaries	4	(59)	(145)
Comprehensive loss attributable to the Company’s Class A common stockholders	$(181)	$(96)	$(6)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in $ millions)	2024	2023	2022
Operating activities:
Net loss	$(134)	$(136)	$(229)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	178	194	182
Deferred tax charge (benefit)	34	(30)	(65)
Equity-based compensation	77	75	39
Allowance for credit losses	9	9	19
Loss on early extinguishment of debt	38	—	—
Fair value movements on earnout and warrants derivative liabilities	56	(13)	(8)
Other, net	(23)	17	22
Changes in working capital:
Accounts receivable	123	49	(427)
Prepaid expenses and other current assets	(28)	9	(29)
Due from affiliates	(5)	(4)	(18)
Due to affiliates	(17)	(5)	7
Accounts payable, accrued expenses and other current liabilities	(5)	26	122
Defined benefit pension funding	(27)	(29)	(32)
(Payment for) proceeds from termination of interest rate swap contracts	(4)	—	23
Net cash from (used in) operating activities	272	162	(394)
Investing activities:
Purchase of property and equipment	(107)	(113)	(94)
Other	5	(6)	(1)
Net cash used in investing activities	(102)	(119)	(95)
Financing activities:
Proceeds from senior secured term loans, net of debt discount	1,397	131	200
Repayment of senior secured term loans	(1,372)	(3)	(3)
Repurchase of common shares	(55)	—	—
Proceeds from reverse recapitalization, net	—	—	269
Redemption of preference shares	—	—	(168)
Contributions for ESPP and proceeds from exercise of stock options	29	7	—
Payment of taxes withheld on vesting of equity awards	(28)	(14)	—
Payment of debt financing costs	(25)	(2)	—
Prepayment penalty and other costs related to early extinguishment of debt	(26)	—	—
Other	(5)	1	(6)
Net cash (used in) from financing activities	(85)	120	292
Effect of exchange rates changes on cash, cash equivalents and restricted cash	(13)	10	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	72	173	(209)
Cash, cash equivalents and restricted cash, beginning of year	489	316	525
Cash, cash equivalents and restricted cash, end of year	$561	$489	$316
Supplemental cash flow information:
Cash paid (received) for income taxes, net	$14	$2	$(1)
Cash paid for interest (net of interest received)	$99	$142	$96
Issuance of shares to settle liability	$—	$4	$—
Right-of-use assets obtained in exchange for lease obligations (see note 9)

Cash, cash equivalents and restricted cash consist of:	As of December 31,
(in $ millions)	2024	2023
Cash and cash equivalents	$536	$476
Restricted cash (included in other non-current assets)	25	13
Cash, cash equivalents and restricted cash	$561	$489
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY

	Voting ordinary shares		Non-Voting ordinary shares		Profit shares		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions except share and per share data)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount				Number	Amount
Balance as of December 31, 2021	36,000,000	—	8,413,972	—	800,000	—	—	—	—	—	2,560	(1,065)	(162)	—	—	1,333	1	1,334
Cumulative effect of the adoption of accounting standard update, net of tax of $1	—	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	(3)	—	(3)
Dividend on preferred shares	—	—	—	—	—	—	—	—	—	—	(8)	—	—	—	—	(8)	—	(8)
Additional shares issued to Expedia	—	—	59,111	—	—	—	—	—	—	—	6	—	—	—	—	6	—	6
Equity-based compensation prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	5	—	—	—	—	5	—	5
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(121)	—	—	—	(121)		(121)
Other comprehensive loss, net of tax, prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(47)	—	—	(47)	—	(47)
Equity prior to reverse recapitalization	36,000,000	—	8,473,083	—	800,000	—	—	—	—	—	2,563	(1,189)	(209)	—	—	1,165	1	1,166
Reverse recapitalization, net (see note 7)	(36,000,000)	—	(8,473,083)	—	(800,000)	—	56,945,033	—	394,448,481	—	(2,322)	1,039	183	—	—	(1,100)	1,195	95
Exchange of warrants for Class A shares	—	—	—	—	—	—	10,808,510	—	—	—	59	—	—	—	—	59	—	59
Equity-based compensation after the reverse recapitalization	—	—		—	—	—	—	—	—	—	34	—	—	—	—	34	—	34
Net loss after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(25)	—	—	—	(25)	(83)	(108)
Other comprehensive income, net of tax, after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	19	—	—	19	106	125
Balance as of December 31, 2022	—	—	—	—	—	—	67,753,543	—	394,448,481	—	334	(175)	(7)	—	—	152	1,219	1,371
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	75	—	—	—	—	75	—	75
Shares issued, net, on vesting / exercise of equity awards and pursuant to ESPP ( see note 18)	—	—	—	—	—	—	6,269,772	—	—	—	7	—	—	—	—	7	—	7
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 18)	—	—	—	—	—	—	(1,954,388)	—	—	—	(14)	—	—	—	—	(14)	—	(14)
Shares issued to settle liability (see note 23)	—	—	—	—	—	—	575,409	—	—	—	4	—	—	—	—	4	—	4
Exchange of Class B common stock for Class A common stock pursuant to the Exchange Agreement (see note 7)	—	—	—	—	—	—	394,448,481	—	(394,448,481)	—	2,418	(1,199)	(63)	—	—	1,156	(1,156)	—
Tax impact of corporate simplification (see note 4 and 7)	—	—	—	—	—	—	—	—	—	—	(76)	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(63)	—	—	—	(63)	(73)	(136)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)	14	(19)
Balance as of December 31, 2023	—	—	—	—	—	—	467,092,817	—	—	—	2,748	(1,437)	(103)	—	—	1,208	4	1,212
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	78	—	—	—	—	78	—	78
Shares issued, net, on vesting / exercise of equity awards and pursuant to ESPP ( see note 18)	—	—	—	—	—	—	18,093,054	—	—	—	29	—	—	—	—	29	—	29
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 18)	—	—	—	—	—	—	(6,281,194)	—	—	—	(28)	—	—	—	—	(28)	—	(28)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Purchase of treasury shares (see note 19)	—	—	—	—	—	—	—	—	—	—	—	—	—	8,000,000	(55)	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(138)	—	—	—	(138)	4	(134)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(43)	—	—	(43)	—	(43)
Balance as of December 31, 2024	—	—	—	—	—	—	478,904,677	—	—	—	2,827	(1,575)	(146)	8,000,000	(55)	1,051	6	1,057
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
Pending Merger of CWT
On March 24, 2024, GBTG entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CWT Holdings, LLC, a Delaware limited liability company (“CWT”), which was subsequently amended on January 17, 2025, pursuant to which, among other things, GBTG will acquire CWT (the "Merger").
The transaction values CWT at approximately $570 million on a cash-free and debt-free basis, subject to certain assumptions and purchase price adjustments. At the closing of the transaction, GBTG expects to fund the Merger with a combination of cash and an aggregate of approximately 72 million shares of its Class A common stock, par value $0.0001 per share ("Class A common stock"), at a price of $6.00 per share as purchase consideration.

The closing of the transaction is subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals. In January 2025, the U.S. Department of Justice, filed suit in the U.S. District Court for the Southern District of New York against the Company and CWT, seeking a permanent injunction preventing the Merger. On March 6, 2025, the Company received approval from the U.K. Competition and Markets Authority to complete the Merger (see note 25 - Subsequent Events).
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
For the periods prior to the Business Combination (as defined in note 7 -Certain Corporate Transactions) , the consolidated financial statements of the Company comprise the accounts of GBT JerseyCo and its wholly-owned subsidiaries. All intercompany accounts and transactions among GBT JerseyCo and its consolidated subsidiaries were eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, acquisition purchase price allocations including valuation of acquired intangible assets and goodwill and contingent consideration, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, derivatives such as interest rate swaps and cross-currency interest rate swaps, earnout shares and accrual of contingent liabilities. Actual results could differ materially from those estimates.
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
The Company adopted the guidance on allowance for credit losses in ASC 326 – Financial Instruments - Credit Losses, (“ASC 326”) for the measurement of credit losses for its financial assets, mainly the accounts receivable, on January 1, 2022. Under this standard, the previous “incurred loss” approach was replaced with an “expected loss” model for financial instruments measured at amortized cost. The adoption of this standard resulted in a $4 million increase in the allowance for credit losses, partially offset by a $1 million decrease in deferred tax liabilities with a corresponding increase of $3 million in the Company’s opening accumulated deficit as of January 1, 2022.
The Company estimates lifetime expected credit losses upon recognition of the financial assets, which primarily comprise accounts receivable. The Company has identified the relevant risk characteristics, of its customers and the related receivables, which include size, type (e.g., business clients vs. supplier and credit card vs. non-credit-card customers) or geographic location of the customer, or a combination of these characteristics. The Company has considered the historical credit loss experience, current economic conditions, forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses on its accounts receivables. Other key factors that influence the expected credit loss analysis include customer demographics and payment terms offered in the normal course of business to customers. This is assessed at each quarter based on the Company’s specific facts and circumstances. Actual write-offs may vary from such estimates of credit losses.
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
During the year ended December 31, 2022, the Company recognized in its consolidated statements of operations government grants and other government assistance or benefits of $24 million, received towards pandemic support payment, as a reduction of its operating expenses. There were no government grants received for the years ended December 31, 2024 and 2023. As of both December 31, 2024 and 2023, the Company had a receivable of $1 million, in relation to such government grants, that is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.

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
Depreciation is recognized once an asset is available for its intended use. Depreciation is computed using the straight-line method over the estimated useful lives of assets which are as follows:

Capitalized software for internal use	3 – 5 years
Computer equipment	3 – 5 years
Leasehold improvements	Shorter of 5 –10 years or lease term
Furniture, fixtures and other equipment	Up to 7 years
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
The Company periodically reviews the carrying value of these investments to determine if there has been an other-than temporary decline in their carrying values. A variety of factors are considered when determining if a decline in the carrying value of equity method investment is other than temporary, including, among others, the financial condition and business prospects of the investee, as well as the Company’s investment intent. There were no impairments of equity method investments during the years ended December 31, 2024, 2023 and 2022.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (e.g., sales or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples of comparable publicly traded companies) and based on market participant assumptions.
Based on the results of the annual impairment test, the Company concluded that there was no impairment of goodwill during the years ended December 31, 2024, 2023 and 2022 because qualitative and/or quantitative tests indicated the reporting units’ fair value was in excess of their respective carrying values. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from actual results of operations and cash flows, and if so, could cause the Company to conclude in the future that impairment indicators exist and that goodwill may become impaired.
Impairment of Other Intangible Assets and Long-Lived Assets
Finite-lived intangible assets are amortized on a straight-line basis and estimated to have useful lives as follows:

Trademarks / tradenames	5 – 10 years
Business client relationships	10 – 15 years
Supplier relationships	10 years
Travel partner network	10 years
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
There was no impairment of finite-lived other intangible assets or long-lived assets during the years ended December 31, 2024, 2023 and 2022.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating leases are included in operating lease ROU assets, and current and long-term portion of operating lease liabilities on the Company’s consolidated balance sheets. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance lease assets are included in property and equipment, net, and finance lease liabilities are included within current portion of long-term debt and long-term debt, net of unamortized debt discount and debt issuance cost on the Company’s consolidated balance sheets.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), net of taxes, consists of (i) foreign currency translation adjustments, including unrealized gains and losses on derivatives accounted for as net investment hedges, (ii) unrealized actuarial gains and losses on defined benefit plans and unamortized prior service cost and (iii) unrealized gains and losses on derivatives accounted for as effective cash flow hedges.
Certain Risks and Concentrations
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents and restricted cash and accounts receivable.
The Company maintains cash, cash equivalents and restricted cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation (or equivalent) insurance limits. The Company’s cash, cash equivalents and restricted cash are primarily composed of current account balances in banks, are primarily denominated in U.S. dollar, British pound sterling and Euro currencies and a portion of which is interest-bearing. As of December 31, 2024, approximately 54% of our cash, cash equivalents and restricted cash balance is with a single bank.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of revenue
Cost of revenue primarily consists of (i) salaries and benefits of the Company’s travel counselors, meetings and events teams and their supporting functions and (ii) the cost of outsourcing resources in transaction processing and the processing costs of online booking tools.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Expense
Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing, such as television, media and print advertising. Advertising expense, included in sales and marketing expenses on the consolidated statements of operations, was approximately $5 million, $5 million and $6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Gains and losses related to transactions in a currency other than the functional currency or upon remeasurement of non-functional currency denominated monetary assets and liabilities into functional currency are reported within other income (expense), net, in the Company’s consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company has net foreign exchange gain (loss) of $22 million, $(5) million and $(7) million, respectively, which is included within other income (loss), net, on the consolidated statements of operations.
Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) available to the Company’s common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to the Company’s common shareholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units (RSU) and stock options, calculated using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted income (loss) per share if their effect of inclusion would be antidilutive.
Earnout Derivative Liabilities and Warrant Instruments
The Company accounts for its earnout shares (see note 17 – Earnout Derivative Liabilities) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” (“ASC 815”) whereby, under that provision, the earnout shares do not meet the criteria for equity treatment and are recorded as liabilities. Accordingly, the Company classifies the

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
earnout shares as liabilities at fair value at each balance sheet date and any change in the fair value is recognized in the Company’s consolidated statements of operations. The earnout share liabilities will be remeasured at fair value until such earnout shares are no longer contingent. The fair value of earnout shares is determined using Monte Carlo valuation method and is categorized as level 3 on the fair value hierarchy (see note 22 – Fair Value Measurements).
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
In October 2022, GBTG issued 10,444,363 shares of Common Stock in exchange for the warrants tendered in the exchange offer and a further 364,147 shares of Common Stock following amendment to the warrant agreement to acquire and retire all remaining untendered warrants. Subsequent to the completion of the such exchanges, there were no warrants outstanding with the warrant liability of $59 million extinguished and the amount credited to additional paid in capital.
Recently Adopted Accounting Pronouncements
Segment Reporting

In November 2023, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands the segment reporting disclosures and primarily requires disclosures on (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and are included within each reported measure of segment operating results, (ii) the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items and (iii) CODM’s title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The update also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The Company adopted this guidance on January 1, 2024, on a retrospective basis, as required, and there was no impact on the Company’s consolidated financial statements upon the adoption of this guidance. However, additional disclosures related to the Company’s segment have been disclosed (see note 24 - Segment Information).
Reference rate reforms
In March 2020, the the FASB issued Accounting Standards Update ("ASU") No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including the London Interbank Offered Rate (“LIBOR”), which was discontinued because of reference rate reform, to a new reference rate. The provisions of this ASU impact contract modifications and other changes that occur while LIBOR was phased out. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848.” As a result of the U.K. Financial Conduct Authority’s decision to extend the cessation date for publishing LIBOR rates from December 31, 2021 to June 30, 2023, the FASB decided to defer the sunset date of this topic from December 31, 2022 to December 31, 2024.

The Company evaluated and applied optional expedients available under this guidance, as applicable, and there was no material impact on the Company’s consolidated financial statements.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adopted this guidance on January 1, 2023, as required, and there was no impact on the Company’s consolidated financial statements upon the adoption of this guidance.
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changed how entities account for credit losses for most financial assets, including accounts receivable, and certain other instruments that are not measured at fair value through net income. The new guidance replaced the then existing incurred loss impairment model with an expected loss methodology, which results in a more timely recognition of credit losses. The Company adopted ASU 2016-13 on a prospective basis, effective January 1, 2022, and recognized a $3 million cumulative adjustment, net of taxes, in accumulated deficit.
Income Taxes
In December 2021, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes” that amended the guidance to simplify accounting for income taxes, including elimination of certain exceptions in then current guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments (changes from a subsidiary to equity method investments and vice versa), etc. The Company adopted this guidance on January 1, 2022, and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.
Disclosures about Government Assistance
In November 2021, the FASB issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance” which provides for disclosures by business entities about government assistance. The amendments in this update required disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the nature and types of transactions, (2) the accounting for the transactions and (3) the effect of the transactions on an entity’s financial statements. The Company adopted this guidance on January 1, 2022, and there was no material impact on the Company’s consolidated financial statements upon the adoption of this guidance.
Accounting Pronouncements – Not Yet Adopted
Disaggregated Expenses
In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses" which provides guidance on additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The update is to be applied on a prospective basis, although optional retrospective application is permitted. While the update will require additional disclosures related to the Company’s expenses, it is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.
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

	Year ended December 31,
(in $ millions)	2024	2023	2022
Travel revenue	$1,932	$1,827	$1,444
Products and professional services revenue	491	463	407
Total revenue	$2,423	$2,290	$1,851
Payments from customers are generally received within 30-60 days of invoicing or from their contractual date agreed under the terms of contract. The Company evaluates collectability of accounts receivable based on a combination of factors and records credit losses applying its accounting policy.
Contract Balances
Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.
The opening and closing balances of the Company’s accounts receivable, net, contract assets and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)

Balance as of December 31, 2024	$570	$19	$31
Balance as of December 31, 2023	$725	$9	$19

Accounts receivables, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the year ended December 31, 2024, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $18 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2023.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected contract term of one year or less. As of December 31, 2024, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $2 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next 2 years.
(4)Income Taxes
As discussed in note 1 – Business Description and Basis of Presentation and note 7 - Certain Corporate Transactions, GBTG, a Delaware corporation and U.S. tax resident, entered into a series of transactions that eliminated the Up-C Structure on July 10, 2023, and resulted in GBTG acquiring full economic ownership of GBT JerseyCo. GBT

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JerseyCo’s U.S. tax partnership status was terminated as a result of the Corporate Simplification, and it is now classified as a single member LLC.

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

A net deferred tax charge of $76 million was recorded within equity during 2023 as a result of the increased ownership and the partnership termination as the entire amount arose as a direct consequence of the Corporate Simplification.
The following table summarizes the Company’s domestic (U.S.) and foreign results (non-U.S.) before income taxes and share of income (losses) from equity method investments.

	Year ended December 31,
(in $ millions)	2024	2023	2022
Domestic	$(3)	$(37)	$(129)
Foreign	(68)	(108)	(158)
Loss before income taxes and share of losses from equity method investments	$(71)	$(145)	$(287)
The components of (provision for) benefit from income taxes consist of the following:

	Year ended December 31,
(in $ millions)	2024	2023	2022
Current taxes:
Domestic	$(11)	$(14)	$—
Foreign	(21)	(7)	(4)
Current income tax expense	(32)	(21)	(4)
Deferred taxes:
Domestic	(35)	34	35
Foreign	1	(4)	30
Deferred tax (charge) benefit	(34)	30	65
(Provision for) benefit from income taxes	$(66)	$9	$61

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a reconciliation of amounts computed by applying the U.S. federal statutory income tax rate of 21% to loss before income taxes to (provision for) benefit from income taxes for the years ended December 31, 2024, 2023 and 2022 .

	Year ended December 31,
(in $ millions, except percentages)	2024	2023	2022
Statutory tax rate	21.00%	21.00%	21.00%
Tax benefit at statutory tax rate	$15	$31	$60
Changes in taxes resulting from:
Foreign branch accounting /Impact of Up-C structure	(28)	7	(4)
Income not subject to tax	1	1	3
Equity-based compensation	(4)	(5)	(3)
Fair value movement on earnout and warrant derivative liabilities	(14)	3	1
Transaction costs	(10)	(3)	(3)
Other expenses not deductible for tax	(5)	(2)	(10)
Minimum taxes	(8)	(4)	—
Local, state, and withholding taxes	(1)	(5)	7
Change in valuation allowance	(2)	(17)	(11)
Change in enacted tax rates	6	—	—
Rate differential in the United Kingdom	—	—	6
Foreign tax rate differential	3	3	1
Return to provision adjustment	(12)	1	13
Tax settlement and uncertain tax positions	(8)	—	3
Other, net	1	(1)	(2)
(Provision for) benefit from income taxes	$(66)	$9	$61
Effective tax rate	92.96%	6.32%	21.26%

The Company’s effective tax rate for the year ended December 31, 2024 was significantly higher than the statutory rate of 21% primarily due to expenses not deductible for taxes.

The Company’s effective tax rate for the year ended December 31, 2023 was lower than the statutory tax rate of 21% primarily due to changes in valuation allowances and expenses not deductible for taxes.

The Company’s effective tax rate for the year ended December 31, 2022 was broadly in line with respective statutory tax rate.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
(in $ millions)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	339	$396
Pension liability	68	79
Interest expense deduction restriction	64	61
Operating lease liabilities	26	25
Equity-based compensation	20	28
Property and equipment	15	17
Accrued liabilities	35	26
Goodwill	166	180
Other intangible assets	95	70
Other	3	3
Valuation allowance	(149)	(146)
Deferred tax assets	682	739
Netted against deferred tax liabilities	(414)	(458)
Deferred tax assets as presented in the consolidated balance sheets	$268	$281
Deferred tax liabilities:
Foregone foreign branch/deferred tax assets	$(288)	$(299)
Other intangible assets	(122)	(136)
Operating lease ROU assets	(21)	(18)
Property and equipment	(4)	(1)
Goodwill	(2)	(4)
Other	(13)	(5)
Deferred tax liabilities	(450)	(463)
Netted against deferred tax assets	414	458
Deferred tax liabilities as presented in the consolidated balance sheets	$(36)	$(5)
The Company recognizes deferred taxes on the undistributed earnings of foreign subsidiaries, as these earnings are not deemed to be indefinitely reinvested. Foreign deferred taxes liabilities of approximately $3 million and $3 million as of December 31, 2024, and 2023 , respectively, have been provided on these earnings.
The Company has net operating loss (“NOL”) carryforwards related to its global operations of approximately $1,330 million, of which $1,296 million have an indefinite life. The remaining NOL carryforwards will expire as follows:

(in $ millions)	Amount
2025-2029	$10
2030-2034	21
2035-2044	3
As of December 31, 2024 and 2023 , the Company had valuation allowance on its deferred tax assets of $149 million and $146 million, respectively, that is related primarily to unrealized NOLs. As of December 31, 2024, a valuation allowance has been created against deferred tax assets relating to approximately $419 million of the total gross losses, where the Company believes it is less likely that it will be able to utilize these assets in the future. For the deferred tax assets related to remaining NOLs against which there is no valuation allowance, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Many jurisdictions are introducing or have recently introduced tax legislation that aims to restrict the tax deduction of expenditure in certain circumstances and to impose minimum taxation in an attempt to raise taxes (e.g. OECD’s Base Erosion and Profit Shifting ("BEPS") measures and the U.S. Inflation Reduction Act ("IRA")). The Company does not expect a material impact from the implementation of this legislation but continues to monitor and assess any future impacts.
As of December 31, 2024 and 2023, the Company has accrued for a tax liability of $16 million and $11 million, respectively, associated with uncertain tax positions, including interest and penalties thereon, arising from differences between amounts recorded in the consolidated financial statements and amounts expected to be included in tax returns. The majority of uncertain tax positions are under discussions with tax authorities and the Company does not believe that the outcome of current and future examinations will have a material impact on its consolidated financial statements. The movement of uncertain tax position liability is as follows:

	As of December 31,
(in $ millions)	2024	2023	2022
Balance, beginning of the year	$11	$4	$7
Increases to tax positions related to the current year	8	8	1
Decrease in tax positions related to prior years	—	(1)	—
Release due to expiry of statute of limitations	(2)	—	(4)
Foreign exchange movement	(1)	—	—
Balance, end of the year	$16	$11	$4
There were no settlements of uncertain tax position liability during any of the years presented. As of December 31, 2024, the Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes in its consolidated statement of operations. During the year ended December 31, 2024, the Company accrued $3 million of interest and penalties. There were no material amounts of interest or penalty charged (credited) to the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022.
The Company is subject to taxation in various countries in which the Company operates. As of December 31, 2024, tax years for 2015 through 2024 are open to examination by the tax authorities in the major tax jurisdictions, mainly in the U.K.
(5)Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

	As of December 31,
(in $ millions)	2024	2023
Prepaid technology costs	$47	$36
Prepaid travel expenses	12	13
Value added and similar taxes receivables	9	10
Income tax receivable	9	12
Other prepayments and receivables	51	45
Prepaid expenses and other current assets	$128	$116

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)Property and Equipment, Net
Property and equipment, net, consist of:

	As of December 31,
(in $ millions)	2024	2023
Capitalized software for internal use	$521	$452
Computer equipment	57	66
Leasehold improvements	50	62
Furniture, fixtures and other equipment	10	9
Capital projects in progress	6	1
	644	590
Less: accumulated depreciation and amortization	(412)	(358)
Property and equipment, net	$232	$232
As of December 31, 2024 and 2023, the Company had capital lease assets of $15 million and $11 million, respectively, with accumulated depreciation of $7 million and $5 million, respectively, included within computer equipment and furniture, fixtures and equipment.
Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $107 million, $104 million and $89 million, respectively. Depreciation and amortization include $79 million, $71 million and $62 million of amortization related to capitalized software for internal use for the years ended December 31, 2024, 2023 and 2022, respectively.
There were no material gain or loss on disposal of property and equipment recorded within each of the years in the three- year period ended December 31, 2024.
(7)Certain Corporate Transactions

Business Combination

In May 2022, following the closing of a business combination agreement (“Business Combination Agreement”), GBT JerseyCo became a direct subsidiary of GBTG (the “Business Combination”) which was accounted for as a reverse recapitalization. Thereupon:

(a) GBTG held its investments in GBT JerseyCo (a tax resident in the United Kingdom (“U.K.”)) and its subsidiaries through an umbrella partnership-C corporation structure (“Up-C structure”) and GBT JerseyCo was considered a partnership for U.S. tax purposes (the Up-C structure was subsequently eliminated through a Corporate Simplification transaction discussed below);

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

(c) GBTG owned voting redeemable shares of GBT JerseyCo., designated as "A Ordinary Shares" ("GBT JerseyCo A Ordinary Shares") in the Amended and Restated M&A with a nominal value of €0.00001; and

(d) Continuing JerseyCo Owners owned Class B Common Stock and other public stockholders owned Class A Common Stock of GBTG.

(e) The Continuing JerseyCo Owners and holders of GBT JerseyCo’s stock options were granted C ordinary shares of GBT JerseyCo that have no voting or economic interest and after Corporate Simplification transaction (discussed below) are convertible to shares of Class A Common Stock of GBTG. Further, certain of Class A Common Stock are subject to

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
forfeitures and surrender/cancellations for no consideration if the Class A Common Stock does not meet certain price thresholds over a certain period of time. All such shares are referred to as “earnout shares” (see note 17 - Earnout Shares).

(f) GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into an Exchange Agreement (as subsequently amended from time to time, the “Exchange Agreement”) which provided a right to the Continuing JerseyCo Owners to exchange their GBT JerseyCo B Ordinary Shares for shares of Class A Common Stock on a one-for-one basis, with surrender and cancellation of Class B Common Stock held by them in GBTG. The Exchange Agreement also provided GBTG with the right to elect that such exchange be effected by the Continuing JerseyCo Owners (or certain permitted transferees thereof) transferring their GBT JerseyCo B Ordinary Shares and Class B Common Stock to GBTG in exchange for the issuance by GBTG to such Continuing JerseyCo Owners shares of Class A Common Stock (a “direct exchange”).

Concurrently with the closing of the Business Combination Agreement, the Company entered into certain other related agreements which are discussed further in note 19 – Shareholders’ Equity and note 23 – Related Party Transactions.

Corporate Simplification

In July 2023, GBTG entered into a series of transactions that simplified its organizational structure (the "Corporate Simplification").

As part of this Corporate Simplification, the Continuing JerseyCo Owners transferred all of their respective GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock to GBTG in exchange for GBTG issuing to each Continuing JerseyCo Owner shares of Class A Common Stock. Further, GBTG also entered into an amendment to the Business Combination Agreement with GBT JerseyCo (the “BCA Amendment”) and the SHA Amendment (as discussed further below in note 23 - Related Party Transactions), to provide, among other things, that the GBT JerseyCo C Ordinary Shares owned by the Continuing JerseyCo Owners (and certain other current and former employees of GBTG) will be, upon the Class A Common Stock meeting the price thresholds set forth in the Business Combination Agreement over the period of time set forth in the Business Combination Agreement, cancelled in exchange for shares of Class A Common Stock, rather than into GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock, which would be exchangeable for shares of Class A Common Stock under the Exchange Agreement. The BCA Amendment also provides that certain rights of holders of GBT JerseyCo C Ordinary Shares with respect to dividends and distributions and with respect to potential payments upon the winding up of GBT JerseyCo that had been obligations of GBT JerseyCo under its organizational documents prior to the Corporate Simplification are now direct obligations of GBTG. Reciprocal amendments are reflected in the Fifth Amended and Restated Memorandum of Association of GBT JerseyCo and the Fourth Amended and Restated Articles of Association of GBT JerseyCo.

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
•no net income (loss) or shareholder’s equity was allocated to the Continuing JerseyCo Owners (as non-controlling interests) in the consolidated financial statements of the Company since the date of Corporate Simplification; and tax distributions that were payable by GBT JerseyCo to the Continuing JerseyCo Owners under the Shareholders’ Agreement (arising from the U.S. tax partnership arrangement) ceased, with GBTG assuming 100% of income tax liability for any incremental U.S. tax payable related to GBT JerseyCo’s income from international operations.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)Goodwill and Other Intangible Assets, Net
The following table sets forth changes in goodwill during the years ended December 31, 2024 and 2023:

(in $ millions)	Amount
Balance as of December 31, 2022	$1,188
Currency translation adjustments	24
Balance as of December 31, 2023	1,212
Currency translation adjustments	(11)
Balance as of December 31, 2024	$1,201
There were no goodwill impairment losses recorded for the years ended December 31, 2024, 2023 and 2022 and there are no accumulated goodwill impairment losses as of December 31, 2024.
The following table sets forth the Company’s other intangible assets with definite lives as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
(in $ millions)
Trademarks/trade names	$114	$(79)	$35	$114	$(73)	$41
Business client relationships	797	(354)	443	801	(305)	496
Supplier relationships	254	(252)	2	254	(239)	15
Travel partner network	4	(4)	—	4	(4)	—
Other intangible assets, net	$1,169	$(689)	$480	$1,173	$(621)	$552
Amortization expense relating to definite-lived intangible assets was $71 million, $90 million and $93 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the estimated amortization expense relating to definite-live intangible assets, assuming no subsequent impairment of the underlying assets, for each of the five succeeding years and periods thereafter is as follows:

(in $ millions)	Amount
2025	$50
2026	49
2027	48
2028	48
2029	48
Thereafter	237
Total	$480
(9)Leases
The Company has operating leases in various countries primarily for office facilities and finance leases primarily for information technology equipment and vehicles.
As of December 31, 2024, the Company’s leases generally do not contain any material residual value guarantees or material restrictive covenants. The depreciable life of lease ROU assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The operating lease cost, including short term leases, recognized in the consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022 was $24 million, $31 million and $26 million, respectively. Short term lease cost is $2 million, $5 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The finance lease amounts recognized in the consolidated statements of operations relating to amortization of ROU assets and interest on finance lease obligations was $3 million, $2 million and $1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table sets out supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in $ millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities related to operating leases	$28	$30	$30
Cash used in financing activities related to finance leases	$2	$2	$2

ROU assets obtained in exchange for lease obligations:
Operating lease	$30	$10	$21
Finance lease	$5	$2	$1
The following table sets out supplemental other information related to leases:

	2024	2023	2022
Weighted average remaining lease term:
Operating leases	6.2 years	5.9 years	6.2 years
Finance leases	2.1 years	2.3 years	1.2 years

Weighted average discount rate:
Operating lease	8.37%	9.03%	8.42%
Finance lease	7.88%	9.66%	5.08%
During the years ended December 31, 2024 and 2023, the Company undertook an initiative to consolidate and rationalize its office facilities at different geographical locations. The Company applied lease reassessment and modification guidance and evaluated the ROU assets for potential impairment. Where the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company accelerates the amortization of operating lease ROU asset and related leasehold improvements at those premises. Accelerated amortization is recognized from the date that the Company approves the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date.

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

For the years ended December 31, 2024 and 2023, the Company recorded $4 million and $7 million as accelerated amortization of operating lease ROU asset. There was no impairment or accelerated amortization of operating lease ROU asset recorded during the year ended December 31, 2022.
The following table sets out the undiscounted future payments for operating lease liabilities as of December 31, 2024. For the undiscounted future payments for finance lease liabilities see note 13 - Long-term Debt.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)	Amount
2025	$20
2026	19
2027	15
2028	10
2029	8
Thereafter	30
Total	102
Less: Interest cost included	(24)
Total lease liabilities	78
Less: Current portion of lease liabilities	(15)
Long-term portion of lease liabilities	$63
(10)Other Non-Current Assets
Other non-current assets consist of:

	As of December 31,
(in $ millions)	2024	2023
Derivative asset	$27	$7
Cloud computing arrangements	26	24
Restricted Cash	25	13
Other assets	11	6
Other non-current assets	$89	$50
(11)Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

	As of December 31,
(in $ millions)	2024	2023
Accrued payroll and related costs	$174	$184
Accrued operating expenses	146	160
Client deposits	55	53
Deferred revenue	31	19
Accrued interest payable	20	5
Accrued restructuring costs (see note 12)	12	30
Value added and similar taxes payable	12	12
Other payables	11	3
Accrued expenses and other current liabilities	$461	$466

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)Restructuring, Exit and Related Charges
The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the years ended December 31, 2024, 2023 and 2022:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Facility - Lease Related	Total
Balance as of December 31, 2022	8	3	—	11
Expenses incurred	39	3	10	52
Non-cash	—	—	(10)	(10)
Cash settled	(21)	(2)	—	(23)
Balance as of December 31, 2023	26	4	—	30
Expenses incurred	11	2	5	18
Non-cash	—	—	(5)	(5)
Cash settled	(28)	(3)		(31)
Balance as of December 31, 2024	$9	$3	$—	$12
Employee Severance Costs

On January 24, 2023, the Company announced changes to its internal operating model. The Company fully accrued for the costs of approximately $35 million associated with implementing these changes, substantially all of which represent cash expenditures for the payment of severance and related benefits costs resulting from a reduction in workforce. This strategic realignment and related actions were substantially completed as at December 31, 2023.

Further, from time-to-time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency. As a result, during the years ended December 31, 2024 and 2023, the Company incurred costs mainly related to employee severance of $11 million and $4 million, respectively.

All employee severance costs are included within restructuring charges in the consolidated statement of operations.
Facilities Consolidation and Rationalization

The Company undertakes initiatives to consolidate and rationalize its office facilities at different geographical locations to reduce costs and improve efficiency. See note 9 - Leases for further discussion.

Facility - lease related charges consist of (i) accelerated amortization of operating lease ROU assets of $4 million and $7 million for the years ended December 31, 2024 and 2023, respectively, which is included within general and administrative expense and (ii) accelerated amortization of leasehold improvements related to abandoned leases of $1 million and $3 million for the years ended December 31, 2024 and 2023, respectively, which is included within depreciation and amortization expense, in the consolidated statements of operations. Estimated future costs related to other non-lease components (e.g.,common area maintenance charges), accrued as part of restructuring expense and recorded as a liability on the facilities abandonment date, amounted to $2 million and $3 million as of December 31, 2024 and 2023, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

	As of December 31,
(in $ millions)	2024	2023
Amended and Restated Senior Secured Credit Agreement
Principal amount of senior secured term loans (Maturity - July 2031)	$1,400	$—
Original Senior Secured Credit Agreement
Principal amount of senior secured initial term loans	—	237
Principal amount of senior secured tranche B-3 term loans	—	1,000
Principal amount of senior secured tranche B-4 term loans	—	135
Other borrowings	8	6
	1,408	1,378
Less: Unamortized debt discount and debt issuance costs	(24)	(16)
Total debt, net of unamortized debt discount and debt issuance costs	1,384	1,362
Less: Current portion of long-term debt	(19)	(7)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,365	$1,355
Amended and Restated Senior Secured Credit Agreement
On July 26, 2024 (the “Refinancing Date”), GBTG and GBT US III LLC, a wholly-owned subsidiary of GBTG (the "Initial Borrower") entered into an amended and restated senior secured credit agreement (the “A&R Credit Agreement”) which provides for a $1,400 million senior secured first lien term loan facility (the “Initial Term Facility”, and the loans thereunder, the “Initial Term Loans”) and a $360 million senior secured first lien revolving credit facility (the “Revolving Credit Facility”, and the loans thereunder, the “Revolving Loans”). The Initial Term Loans were drawn in full on the Refinancing Date and the proceeds thereof were used to repay in full the outstanding principal amount of all tranches of term loans outstanding, including accrued interest and other amounts payable, under the Company's then existing senior secured credit agreement (the "Original Credit Agreement"). The A&R Credit Agreement amended and restated the Original Credit Agreement in its entirety.
The repayment of term loans under the Original Credit Agreement resulted in a loss on early extinguishment of debt of $38 million. The Company incurred total costs of debt refinancing of $25 million, which has been capitalized as debt issuance cost and will be amortized to interest expense over the term of the Initial Term Facility and the Revolving Credit Facility, using the effective interest rate method.
The Initial Term Loans mature on July 26, 2031. Principal amounts outstanding under the Initial Term Loans are required to be repaid on a quarterly basis, commencing March 31, 2025, at an amortization rate of 1.00% per annum, with the balance due at maturity. At the option of the Initial Borrower, amounts borrowed under the Initial Term Facility may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (i) a prepayment premium of 1% of the principal amount of the Initial Term Loans subject to certain repricing transactions occurring prior to August 4, 2025 (see note 25 - Subsequent Events) and (ii) customary breakage costs in connection with certain prepayments of loans). Further, subject to certain exceptions set forth in the A&R Credit Agreement, the Initial Borrower is required to prepay loans under the Initial Term Facility with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (calculated in a manner set forth in the A&R Credit Agreement and commencing with the financial year ending December 31, 2025) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, and (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.
The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans). As of December 31, 2024, the Company had $360 million of availability under the Revolving Credit Facility.
The A&R Credit Agreement initially provided that the Initial Term Loans and the Revolving Loans (collectively, the “Loans”) bear interest based on the secured overnight financing rate ("SOFR") (or an alternative reference rate for amounts denominated in a currency other than U.S. dollars), or, at the Initial Borrower’s option, in the case of amounts denominated in U.S. dollars,the Base Rate (as defined in the A&R Credit Agreement), plus, as applicable, a margin of (i) in the case of Initial Term Loans, 3.00% per annum for SOFR-based Loans (or 2.00% per annum for Base Rate-based Loans) and (ii) in the case of the Revolving Loans, 2.75% per annum for SOFR-based Loans (or 1.75% per annum for Base Rate-based Loans). The SOFR floor is 0.00% for Loans under the A&R Credit Agreement. In February 2025, the Company entered into an amendment to the A&R Credit Agreement, reducing the margin on the Initial Term Loans by 50 basis points(see note 25 - Subsequent Events).
As of December 31, 2024, the Initial Borrower is required to pay, quarterly in arrears, a fee based on the average daily unused commitments under the Revolving Credit Facility of 0.375% per annum, with a single step-down to 0.25% per annum upon an upgrade of the Initial Borrower’s debt rating from at least one of the specified credit rating agencies on or prior to the first anniversary of the closing of the pending Merger of CWT. The Initial Borrower is also obligated to pay a customary agency fee and other customary fees described in the A&R Credit Agreement.
Security; Guarantees
GBTG and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with the Initial Borrower, the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the A&R Credit Agreement and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of Consolidated EBITDA (as defined in the A&R Credit Agreement) of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties for the four prior fiscal quarters. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties.
Covenants
The A&R Credit Agreement contains various affirmative and negative covenants, which are similar to those set forth in the Original Credit Agreement, including a financial covenant and limitations (subject to exceptions) on the ability of the Loan Parties and their subsidiaries to: (i) incur indebtedness or issue preferred stock; (ii) incur liens on their assets; (iii) consummate certain fundamental changes (such as acquisitions, mergers, liquidations or changes in the nature of the business); (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to, or repurchase, any equity interests of any Loan Party or any subsidiary of any Loan Party; (vi) make investments, loans or advances; (vii) enter into transactions with affiliates; (viii) modify the terms of, or prepay, any of their subordinated or junior lien indebtedness; and (ix) enter into certain burdensome agreements.
The A&R Credit Agreement contains a financial covenant applicable solely to the Revolving Credit Facility that requires the first lien net leverage ratio (calculated in a manner set forth in the A&R Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility (subject to a $10 million exclusion for utilization of the letter of credit sublimit). The A&R Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the A&R Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply as of December 31, 2024.
As of December 31, 2024, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the A&R Credit Agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Events of Default
The A&R Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the A&R Credit Agreement or other enforcement actions customary for facilities of this type. As of December 31, 2024, no event of default existed under the A&R Credit Agreement.
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
Interest on the senior secured credit facilities was payable quarterly in arrears (or, if earlier in the case of LIBOR and SOFR loans, at the end of the applicable interest period).
The Company's effective interest rate on its term loan borrowings, for the years ended December 31, 2024, 2023 and 2022 was approximately 8.9%, 11.5%, and 8.2%.
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

	As of December 31,
(in $ millions)	2024	2023	2022
Beginning balance	$16	$17	$19
Capitalized during the year	25	5	3
Amortized/written-off during the year	(17)	(6)	(5)
Closing balance	$24	$16	$17
During the year ended December 31, 2024, the Company wrote-off $12 million of unamortized debt discount and debt issuance costs as loss on extinguishment of debt upon the early repayment of term loans under the Original Credit Agreement as discussed above.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Maturities
Aggregate maturities of debt as of December 31, 2024 are as follows:

(in $ millions)	Term Loans	Other Borrowings	Total
Year ending December 31,
2025	$14	$5	19
2026	14	3	17
2027	14	—	14
2028	14	—	14
2029	14	—	14
Thereafter	1,330	—	1,330
	1,400	8	1,408
Less: Unamortized debt discount and debt issuance costs	(24)	—	(24)
Long-term debt, net of unamortized debt discount and debt issuance costs	$1,376	$8	$1,384
(14)Employee Benefit Plans
Defined Contribution Plan
The Company's employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company also sponsors several country-specific defined contribution savings plans worldwide, which are generally tax qualified defined contribution plans that allow tax deferred savings by eligible employees to provide funds for their retirement. Benefits are determined and funded regularly based on terms of the plans or as stipulated by local jurisdiction requirements. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s contributions for these plans, including statutory defined contribution plans, were $59 million, $58 million and $49 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024 and 2023, the aggregate projected benefit obligations of these plans were $570 million and $631 million, respectively, and the aggregate accumulated benefit obligation of these plans were $557 million and $614 million, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a December 31 measurement date each year to determine its defined benefit pension obligations. For such plans, the following tables provide a statement of funded status as of December 31, 2024 and 2023 and summaries of the changes in the defined benefit obligation and fair value of plan assets for the years then ended:

	As of December 31,
(in $ millions)	2024	2023
Changes in benefit obligation:
Benefit obligation, beginning of year	$631	$570
Service cost	4	4
Interest cost	26	26
Plan participants’ contribution	1	1
Actuarial loss (gain), net	(49)	24
Benefit paid	(24)	(20)
Curtailments and settlements	(3)	(5)
Expenses paid from assets	—	(1)
Currency translation adjustment	(16)	32
Benefit obligation, end of year	$570	$631
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$452	$425
Employer contributions	27	29
Plan participants’ contributions	1	1
Benefits paid	(24)	(20)
Actual return on plan assets	(24)	(2)
Expenses paid from assets	—	(1)
Plan settlements	(3)	(5)
Currency translation adjustments	(11)	25
Fair value of plan assets, end of year	$418	$452
Unfunded status	$152	$179
For the defined benefit obligation, the actuarial (gain) loss, net, of $(49) million and $24 million for the years ended December 31, 2024 and 2023, respectively, is primarily attributable to changes in the discount rate in the respective years.
The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic pension cost (benefit) is as follows:

	As of December 31,
(in $ millions)	2024	2023
Unrecognized net actuarial loss	$63	$67
Unrecognized prior service cost	2	2
Total	65	69
Deferred taxes	(6)	(6)
Amounts recognized in accumulated other comprehensive loss	$59	$63

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the components of net periodic pension cost (benefit) for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in $ millions)	2024	2023	2022
Service cost	$4	$4	$5
Interest cost	26	26	16
Expected return on plan assets	(22)	(20)	(26)
Amortization of actuarial (gain) loss	—	(2)	2
Curtailments and settlements	1	1	—
Net periodic pension cost (benefit)	$9	$9	$(3)
The weighted average assumptions used to determine the net periodic pension cost (benefit) and projected benefit obligation were as follows:

	Year ended December 31,
	2024	2023	2022
Net periodic pension cost (benefit):
Interest cost discount rate	4.2%	4.5%	1.7%
Expected long-term return on plan assets	5.1%	4.9%	4.5%
Rate of compensation increase	2.7%	2.8%	3.1%

Projected benefit obligation:
Discount rate	4.9%	4.2%
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

The Company's U.K. defined benefit pension plan is the largest of the Company's total consolidated defined benefit plans. Its trustees determine the investment strategy for the plan’s assets which is set with the objective of ensuring that the plan has sufficient assets to meet its obligations to pensioners. The trustees use a funding valuation methodology for their decision making with the help of external advisors. The asset allocation determined by the trustees consists of a number of LDIs and growth return-seeking assets. The return-seeking assets seek to narrow the deficit existing between value of assets and liabilities; the LDIs seek to have the asset portfolio match movements in the value of liabilities, to help reduce the risk of the funding deficit increasing. The U.K. scheme is currently approximately 75% hedged (meaning any

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
change in valuation of liabilities due to interest rate and/or inflation expectations is hedged up to approximately 75% by the change in the fair value of assets). To meet the current objective of hedging the risk of movement in liability, the scheme trustees have determined target strategic asset allocation of 44% of scheme assets to LDIs and 56% to return-seeking investments and cash. Certain of the other defined pension plans in Europe invest fully in insurance contracts or collective pension foundation and do not have target assets allocations.
The table below sets out the fair value of pension plan assets as of December 31, 2024:

	As of December 31, 2024
(in $ millions)	Level 1	Level 2	Level 3	Total
Matching assets
Liability-driven investments	$—	$102	$—	$102
Return-seeking assets
Equity funds	—	41	42	83
Debt funds	—	33	8	41
Real estate funds	—	14	19	33
Other	—	26	41	67
Cash and cash equivalents	14	29	—	43
	$14	$245	$110	369
Other investments measured at NAV				49
Total fair value of plan assets				$418
The table below sets out the fair value of pension plan assets as of December 31, 2023:

	As of December 31, 2023
(in $ millions)	Level 1	Level 2	Level 3	Total
Matching assets
Liability-driven investments	$—	$154	$—	$154
Return-seeking assets
Equity funds	—	32	51	83
Debt funds	—	30	6	36
Real estate funds	—	41	22	63
Other	—	14	39	53
Cash and cash equivalents	14	—	—	14
	$14	$271	$118	403
Other investments measured at NAV				49
Total fair value of plan assets				$452

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
Annual contributions to the Company’s defined benefit pension plans are based on several factors that may vary from year to year. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit plan, tax laws or as per the contribution plan agreed with the trustees, plus such additional

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amounts as the Company determines to be appropriate. Past contributions are not always indicative of future contributions. Based on current assumptions, the Company expects to make $25 million in contributions to its defined benefit pension plans in 2025.
The Company expects the defined benefit pension plans to make the following estimated future benefit payments:

(in $ millions)	Amount
2025	$25
2026	26
2027	26
2028	28
2029	29
2030-2034	169
(15)Other non-current liabilities
Other non-current liabilities primarily include liabilities for client incentives payables and asset retirement obligations. Client incentive liabilities represent contractual upfront or commission payables to business clients and were $19 million and $9 million as of December 31, 2024 and 2023, respectively. Asset retirement obligations are mainly associated with closure, reclamation and removal costs for leasehold premises. The Company’s asset retirement obligations were approximately $11 million and $14 million as of December 31, 2024 and 2023, respectively. Estimated asset retirement obligation costs and settlement dates, which affect the carrying value of the liability and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligation.
(16)Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2024, the Company had approximately $345 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $121 million relates to the year ending December 31, 2025. These purchase commitments extend through 2031.
Guarantees
The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $26 million as of December 31, 2024. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In January 2025, the Company and CWT amended the Merger Agreement whereby the "Drop Dead Date" was redefined to mean the earlier of March 17, 2025 and ten business days after the issuance of the United Kingdom's Competition and Markets Authority final report with respect to the Merger.

In January 2025, the U.S. Department of Justice, filed suit in the U.S. District Court for the Southern District of New York against the Company and CWT, seeking a permanent injunction preventing the Merger. On March 6, 2025, the Company received approval from the United Kingdom's Competition and Markets Authority to complete the Merger (see note 25 - Subsequent Events).
(17)Earnout Derivative Liabilities
As part of the reverse recapitalization transaction, certain stockholders and employees are entitled to additional consideration in the form of approximately 15 million earnout shares of Common Stock to be issued when the price of the Common Stock achieves certain milestones within specified periods. These shares will be issued in tranches based on the following conditions:
(1)If the volume-weighted average share price (“VWAP”) of Common Stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary from May 27, 2022 (the "Closing Date"), then the Company is required to issue Common Stock to the holders with the contingent right to receive approximately 50% of the earnout shares. These earnout shares may instead be issued in the event of a change of control (as defined in the Business Combination Agreement) prior to the five-year anniversary of the Closing Date if the per share consideration in such transaction is at least $12.50.
(2)If the VWAP of the Common Stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary from May 27, 2022, then the Company is required to issue Common Stock to the holders with the contingent right to receive the remainder of the earnout shares. These earnout shares may instead be issued in the event of a change of control (as defined in the Business Combination Agreement) prior to May 27, 2027 if the per share consideration in such transaction is at least $15.00.
Further, in connection with the Business Combination Agreement, approximately 8 million shares of Common Stock issued to APSG Sponsor, L.P. ("Sponsor Shares"), were deemed unvested and, in order to be considered as vested, were subject to similar triggering events of market share price thresholds as mentioned above (see note 19 - Shareholders' Equity). These shares are accounted for as earnout shares.
If the stock price thresholds mentioned above are not achieved during the five-year period from the reverse recapitalization date (assuming there is no change in control event), the earnout shares are forfeited for no additional consideration.
The earnout shares to stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”). Such guidance provides that because the earnout shares do not meet the criteria for equity treatment thereunder, earnout shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout shares liability is adjusted to its fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimated using the Monte Carlo simulation of the stock prices based on its historical and implied market volatility along with that of a peer group of companies (see note 22 – Fair Value Measurements).
As of December 31, 2024 and December 31, 2023, the fair value of the earnout shares liability was $133 million and $77 million, respectively. The Company recognized a (loss) gain on the fair value change in earnout shares liability of $(56) million, $13 million and $10 million in its consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
(18)Equity-Based Compensation
Management Incentive Plan
The table below presents the activity of the Company's stock options, granted under Global Business Travel Group, Inc. Management Incentive Plan (the “GBTG MIP”), for the year ended December 31, 2024:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)

Balance as of December 31, 2023	19,589,907	$6.99
Exercised	(6,251,516)	$5.86
Balance as of December 31, 2024	13,338,391	$7.52
Exercisable as of December 31, 2024	13,338,391	$7.52	2.9	$28
Total shares withheld to cover the stock option costs and taxes were 2,089,662 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees’ tax obligations to taxing authorities was $2 million of which the entire amount was paid during the year ended December 31, 2024 and is reflected as a financing activity within the consolidated statements of cash flows.
The fair value of GBTG Options were determined utilizing Black-Scholes model. There were no stock options granted in 2024, 2023 or 2022.
2022 Equity Incentive Plan
The Company has Global Business Travel Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) under which, a maximum of 47,870,291 shares of Common Stock are available for issuance which is also the maximum number of shares that may be issued in respect of incentive stock options (“Share Reserve”). Under the 2022 Plan, GBTG may issue options, stock appreciation rights, restricted and performance stock, restricted stock units or performance stock units, or other awards that are payable in, or valued in, in whole or part by reference to GBTG shares. The 2022 Share Reserve will also be increased by the number of shares underlying the portion of an award granted under the GBTG MIP that is cancelled, terminated or forfeited or lapses after the effective date of the 2022 Plan. Shares issued by GBTG in connection with the assumption or substitution of outstanding grants or under certain stockholder approved plans from an acquired company will not reduce the number of shares available for awards under the 2022 Plan. Shares underlying the portion of an award that is forfeited or otherwise terminated for any reason whatsoever, in any case, without the issuance of shares, will be added back to the number of shares available for grant under the 2022 Plan. Shares issued under the 2022 Plan may, at the election of the board of directors of GBTG (the “GBTG Board”), be (i) authorized but previously unissued or (ii) previously issued and outstanding and reacquired by GBTG.
During the year ended December 31, 2024, the Company granted 12 million RSUs under the 2022 Plan to certain of its key employees and directors (who are deemed as employees of the Company solely for purposes of stock compensation accounting). The RSUs generally vest one-third annually or on such dates as determined under the award agreement. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent right associated with the underlying stock.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the activity of the Company’s RSUs granted under the 2022 Plan for the year ended December 31, 2024:

(in $ millions)	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2023	24,435,324	$6.86
Granted	12,364,527	$5.54
Forfeited	(986,226)	$6.38
Vested	(10,402,715)	$7.02
Balance as of December 31, 2024	25,410,910	$6.17

The RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 4,191,532 shares were withheld and were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total employees’ tax obligations to taxing authorities was $26 million of which the entire amount was paid during the year ended December 31, 2024 and is reflected as a financing activity within the consolidated statements of cash flows.
The fair value of RSUs is determined to be the market price of Common Stock at the date of grant. The weighted average grant-date fair value of the RSUs granted in 2023 and 2022 was $6.63 and $7.56 per RSU, respectively.
Earnout Shares
During 2022, in connection with the Business Combination, the Company granted certain earnout shares to its employees (see note 17 – Earnout Derivative Liabilities). The earnout shares granted to employees are linked to the original vesting conditions of stock options granted prior to December 2021. As a result, the Company accounted for such earnout shares as stock-based compensation expense. See note 22 – Fair Value Measurements for discussion on the fair value of earnout shares granted to employees.
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
As of December 31, 2024, there were 8.9 million shares available for issuance under the ESPP. During the year ended December 31, 2024, 1,437,375 shares were issued under the ESPP.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 amount to $77 million, $75 million and $39 million, respectively, ($60 million, $57 million and $31 million after considering the tax impact) and were included as follows:

	Year ended December 31,
(in $ millions)	2024	2023	2022
Cost of revenue (excluding depreciation and amortization)	$4	$4	$2
Sales and marketing	20	28	14
Technology and content	20	16	8
General and administrative	33	27	15
Total	$77	$75	$39
As of December 31, 2024, the Company expects compensation expense, related to unvested RSUs of approximately $92 million to be recognized over the remaining weighted average period of 2 years. As of December 31, 2024, there are no unvested stock options remaining.
(19)Shareholders’ Equity
GBTG’s authorized capital stock consists of:
(i)3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock” or the "Common Stock"), of which 470,904,677 shares are outstanding as of December 31, 2024;
(ii)3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), none of which are issued and outstanding as of December 31, 2024 (see note 7 - Certain Corporate Transactions); and
(iii)6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which are issued and outstanding as of December 31, 2024. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which are issued and outstanding as of December 31, 2024, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which are issued and outstanding as of December 31, 2024 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which are issued and outstanding as of December 31, 2024.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other rights: Except as set forth in the Shareholders Agreement and the Exchange Agreement (see note 23 - Related Party Transactions), holders of shares of Class A Common Stock do not have preemptive, subscription, redemption or conversion rights.
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
Other rights: Except as set forth in the Shareholders Agreement and the Exchange Agreement (see note 23 - Related Party Transactions), holders of shares of Class B Common Stock do not have preemptive, subscription, redemption or conversion rights.
Exchange Agreement: The parties to the Exchange Agreement (or certain permitted transferees thereof) have the right, on the terms and subject to the conditions of the Exchange Agreement, to exchange their GBT JerseyCo B Ordinary Shares (with automatic surrender for cancellation of an equal number of shares of Class B Common Stock) for shares of Class A Common Stock on a one-for-one basis, subject to customary adjustments for stock splits, dividends, reclassifications and other similar transactions or, in certain limited circumstances, at the option of the Exchange Committee, for cash. The Exchange Agreement also provides GBTG with the right to elect that such exchange be effected by parties to the Exchange Agreement (or certain permitted transferees thereof) transferring their GBT JerseyCo B Ordinary Shares and Class B Common Stock to the Company in exchange for the issuance by GBTG to such owners of shares of Class A Common Stock (a “direct exchange”). On July 10, 2023, the Continuing JerseyCo Owners exercised their rights under the Exchange Agreement, resulting in the transfer of all such Continuing JerseyCo Owner's GBT JerseyCo B Ordinary Shares and shares of Class B Common Stock to GBTG in exchange for the issuance by GBTG to such Continuing JerseyCo Owner of an equal number of shares of Class A Common Stock and GBTG elected to effect the exchange as a direct exchange (see note 7 - Certain Corporate Transactions).
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2022, upon closing of the Business Combination, GBT JerseyCo redeemed, in full, the outstanding amount of its then issued and outstanding preferred shares, including dividends accrued thereon, amounting to $168 million. Upon redemption, all of the preferred shares were cancelled.
Distributions
There were no distributions to shareholders during the years ended December 31, 2024, 2023 and 2022.
Registration Rights Agreement
In May 2022, GBTG, APSG Sponsor, L.P., (the “Sponsor”), certain of Apollo Strategic Growth Capital’s then existing board members (the “Insiders”) and the Continuing JerseyCo Owners entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, GBTG has registered for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of GBTG that are held by the holders party to the Registration Rights Agreement from time to time.
Sponsor Side Letter
In connection with the Business Combination Agreement, on December 2, 2021, the Sponsor, the Insiders, GBTG and GBT JerseyCo entered into a side letter (as amended on May 27, 2022, “Sponsor Side Letter”) pursuant to which approximately 8 million of the Sponsor Shares were deemed unvested and were subject to certain triggering events to occur within five years following the closing (the “Sponsor Side Letter Vesting Period”) for these shares to vest. If, within the Sponsor Side Letter Vesting Period, the volume-weighted average share price ("VWAP") of Common Stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, approximately 5 million of the unvested Sponsor Shares will vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Common Stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days the remaining approximately 3 million of the unvested Sponsor Shares will vest. To the extent that either of the aforementioned triggering events do not occur within the Sponsor Side Letter Vesting Period, such Sponsor Shares will be forfeited and terminated by GBTG. The registered holder(s) of the unvested Sponsor Shares continue to be entitled to all of the rights of ownership thereof, including the right to vote and receive dividends and other distributions in respect thereof. The number of shares and the price targets listed above will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations, reclassifications, combinations or other like changes or transactions with respect to the Common Stock. These shares are accounted for as part of earnout shares discussed above in note 17 – Earnout Derivative Liabilities.
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

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2021	(34)	(128)	—	(162)
Net changes prior to reverse recapitalization, net of tax benefit	(59)	—	12	(47)
Allocated to non-controlling interest	81	112	(10)	183
Net changes post reverse recapitalization, net of tax benefit	8	101	16	125
Allocated post reverse recapitalization change to non-controlling interest	(6)	(86)	(14)	(106)
Balance as of December 31, 2022	(10)	(1)	4	(7)
Net changes during the year, net of tax benefit	33	(36)	(16)	(19)
Allocated to non-controlling interest	(16)	1	1	(14)
Re-classed from non-controlling interest upon corporate simplification transaction	(59)	(27)	23	(63)
Balance as of December 31, 2023	(52)	(63)	12	(103)
Net changes during the year, net of tax benefit	(52)	4	5	(43)
Balance as of December 31, 2024	$(104)	$(59)	$17	$(146)

The tax (expense) benefit for net changes related to (i) defined benefit pension plans was less than $(1) million, $11 million and $(30) million for the years ended December 31, 2024, 2023 and 2022, respectively and (ii) unrealized gain on cash flow hedges was $(7) million for the year ended December 31, 2024.
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
In October 2024, the GBTG's Board authorized the Company's management to repurchase shares of the Company’s Class A common stock through December 31, 2027 in an amount not to exceed $300 million. Under the share repurchase program, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of the Company's Class A common stock by means of open market transactions, privately negotiated transactions, and/or by other means deemed appropriate or advisable by Company management. The timing, manner, price and amount of any repurchases will be subject to the Company's discretion and depend on a variety of factors, including the market price of the Company’s Class A common stock, general market and economic conditions, regulatory requirements and other business considerations. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its Class A common stock under the program. As of December 31, 2024, no shares have been repurchased under the share repurchase program and $300 million remains available to be utilized under the share repurchase program.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20)Loss per share
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
As discussed in note 17 – Earnout Derivative Liabilities, the Company has issued and outstanding approximately 23 million of earnout shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC 260, “Earnings Per Share,” earnout shares are excluded from weighted-average shares outstanding to calculate basic loss per share as they are considered contingently issuable shares due to their potential forfeiture. Earnout shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer subject to forfeiture. Additionally, dividends accrued on earnout shares, if any, will be forfeited if the pricing thresholds for earnout shares are not met during the specified time period.
The Company’s basic loss per share for the year ended December 31, 2022 is based on results for the period from the date of the Business Combination, May 27, 2022 to December 31, 2022, the period where the Company had loss attributable to Class A Common Stock stockholders. The Company’s diluted loss per share for the year ended December 31, 2022 is based on the results of operations for the year. This is because the numerator calculated for basic loss per share adjusts for the results of operations that are attributable to the Class B Common Stock stockholders who are also the Continuing JerseyCo Owners of GBT JerseyCo (which is a predecessor to GBTG). The Company analyzed the calculations of net loss per share for periods prior to the Business Combination and determined that the values would not be meaningful to the users of these consolidated financial statements as it did not represent equity structure post Business Combination transaction.
As the Company has incurred net loss during the years ended December 31, 2024, 2023 and 2022, the Company has excluded (i) 13 million of stock options and 25 million of RSUs for the year ended December 31, 2024 (ii) 20 million of stock options and 24 million of RSUs for the year ended December 31, 2023 and (iii) 36 million of stock options and 11 million of RSUs for the year ended December 31, 2022, from the calculation of diluted loss per share as their inclusion would have resulted in anti-dilutive effect on loss per share.
The following table reconciles the numerators and denominators used in the computation of basic and diluted loss per share from continuing operations:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions, except share and per share data)	2024	2023	2022
Numerator – Basic and diluted loss per share:
Net loss attributable to the Company’s Class A common stockholders (A)	$(138)	$(63)	$(25)
Add: Net loss attributable to non-controlling interests in subsidiaries	—	(73)	(204)
Net loss attributable to the Company’s Class A common stockholders – Diluted (B)	$(138)	$(136)	$(229)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	462,695,229	251,645,498	51,266,570
Assumed conversion of Class B Common Stock	—	206,410,027	394,448,481
Weighted average number of Class A Common Stock outstanding – Diluted (D)	462,695,229	458,055,525	445,715,051

Basic loss per share attributable to the Company’s Class A common stockholders: (A) / (C)	$(0.30)	$(0.25)	$(0.50)

Diluted loss per share attributable to the Company’s Class A common stockholders: (B) / (D)	$(0.30)	$(0.30)	$(0.51)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(21)Derivatives and Hedging
Except as mentioned below, the Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. The Company does not offset derivative assets and derivative liabilities within the consolidated balance sheets.
Interest Rate Swaps
The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. Until July 26, 2024, the Company had interest rate risk primarily related to its senior secured term loans under the Original Credit Agreement, which bore interest at a variable rate that was based on synthetic LIBOR or SOFR (subject to certain benchmark replacement provisions and certain interest rate floors, as applicable). Upon refinancing in July 2024, the Company has interest rate risk primarily related to its Term Loans (see note 13 - Long-term Debt ) which bear interest at a variable rate based on SOFR (subject to certain benchmark replacement provisions and an interest rate floor).
In order to protect against potential higher interest costs resulting from anticipated increases in the variable rates, the Company, from time-to-time, has entered into interest rate swap contracts (discussed below) that fixed the benchmark interest rate with respect to a portion of its variable rate debt.
In June 2022, the Company terminated a previous interest rate swap contract, entered into in February 2022, that was designated as a cash flow hedge. The Company simultaneously entered into another interest rate swap contract for the same notional amount of $600 million, maturing in March 2025, and with the similar terms as the February 2022 interest rate swap contract. Upon termination of February 2022 interest rate swap contract, the Company realized $23 million in cash. Under ASC 815, Derivatives and Hedging, the Company determined that the total amount of $23 million credited to the accumulated other comprehensive loss will be included in the consolidated statements of operations proportionately until March 2025 as an offset to interest expense as the interest payments are made over this period. The terms of $600 million notional amount of interest rate swap entered into in June 2022 was initially linked to LIBOR as the benchmark rate, with SOFR-based rate replacing LIBOR as the benchmark rate for such swap, commencing June 2023. In March 2023, the Company amended the terms of the agreement to replace LIBOR with SOFR as the benchmark rate that commenced from March 2023 and changed the fixed rate from 3.6856% to 3.6800%. In February 2023, the Company entered into another interest rate swap contract for a notional amount of $300 million, maturing in March 2027. The terms of the agreement required the Company to receive a variable rate of three months SOFR, with a floor of 0.90%, and pay fixed rate of 4.295%. Both the interest rate swaps were designated as cash flow hedges that were highly effective at offsetting the increases in cash outflows resulting from increased variable rates over the fixed rates under the swap contracts.
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

Under ASC 815, the fair value loss of the terminated interest rate swaps of $4 million recorded in accumulated other comprehensive loss will be proportionately included as interest expense, in the consolidated statement of operations until March 2027 as the interest payments are made over this period. Further, the Company has determined that the new interest rate swap contracts will be designated as cash flow hedges that are highly effective at offsetting the increases in cash outflows when three-month SOFR exceeds respective fixed rates under the contracts. Changes in the fair value of the interest rate swaps, net of tax, are recognized in other comprehensive income (loss) and are reclassified out of accumulated other comprehensive income (loss) and into interest expense when the hedged interest obligations affect earnings.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2024, in order to benefit from lower market interest rates, the Company terminated the above CCS and simultaneously entered into a new CCS contract. Under the new contract, the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $251 million and will pay fixed interest of 5.6390% per annum on EUR notional amount of €240 million. All other terms of December 2024 CCS remained the same as August 2024 CCS. As a result of the termination of August 2024 CCS the Company received $1 million in cash proceeds towards accrued interest and fair value of terminated CCS.
The Company has designated these CCS contracts as a net investment hedge, hedging foreign exchange translation risk related to a portion of its investments in EUR functional currency denominated subsidiaries on an after-tax basis. The Company has elected the spot method for measuring hedge effectiveness. As a result, the change in the fair value of CCS attributable to the changes in the spot rates are recorded in the cumulative translation adjustment (CTA) section of other comprehensive income (loss). The initial value of the excluded components are recognized in interest expense under a systematic and rational method in accordance with ASC 815. Any difference between the change in fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are also reported in the CTA section of other comprehensive income (loss). Amounts related to the CCS representing net periodic interest accruals are recognized in “Interest expense” on the Company's consolidated statements of operations.
Earnout Shares and Warrants
As a result of the Business Combination, GBTG has issued and outstanding earnout shares (see note 17 – Earnout Derivative Liabilities). For a period from the date of the Business Combination until October 2022, the Company also had warrants issued and outstanding, which were exchanged in full for shares of Common Stock in October 2022. The non-employee earnout shares are classified as derivative liabilities under ASC 815 and are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
As of December 31, 2024, the number of non-employee earnout shares, including the Sponsor Shares, issued and outstanding were approximately 23 million.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet location	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$27	$7
Interest rate swaps	Other non-current liabilities	—	(5)
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	$(133)	$(77)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the impact of changes in fair values of derivatives on other comprehensive loss and on net loss:

	Amount of gain/(loss) recognized in other comprehensive loss			Statements of operations location	Amount of gain/(loss) recognized in statements of operations
	Year Ended December 31,				Year Ended December 31,
	2024	2023	2022		2024	2023	2022
Derivatives designated as hedging instruments
Interest rate swaps	$21	$(8)	32	NA	—	—	—
Interest rate swap re-classed to consolidated statements of operations	(9)	(8)	(4)	Interest expense	$9	$8	4
Derivatives not designated as hedging instruments
Earnout shares	—	—	—	Fair value movement on earnout and warrant derivative liabilities	(56)	13	10
Warrants	—	—	—	Fair value movement on earnout and warrant derivative liabilities	—	—	(2)
					$(47)	$21	12
As of December 31, 2024, the fair value of CCS and the amount recognized in accumulated other comprehensive loss was less than $1 million.
As of December 31, 2024, the Company expects less than $1 million of gain on the interest rate swap contracts to be reclassified from accumulated other comprehensive loss to net earnings as a credit to interest expense within the next 12 months.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(22)Fair Value Measurements
Financial instruments which are measured at fair value, or for which a fair value is disclosed, are classified in the fair value hierarchy, as discussed and outlined in note 2 - Summary of Significant Accounting Policies - Fair Value Measurements.
As of December 31, 2024, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps, cross currency interest rate swaps and non-employee earnout shares. The fair value of the Company’s interest rate swaps is primarily calculated using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of the Company’s cross currency interest rate swaps is calculated by using discounted cash flows of the contracts using market observable inputs including currency spot and forward rates of the underlying currencies. The fair value of non-employee earnout shares is determined using Monte Carlo valuation method.
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

(in $ millions)	Fair Value Hierarchy	Asset/(Liability)
		December 31, 2024	December 31, 2023
Interest rate swap asset	Level 2	$27	$7
Interest rate swap liability	Level 2	—	(5)
Non-employee earnout shares	Level 3	(133)	(77)
As of December 31, 2024, the fair value of CCS liability was less than $1 million.
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
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	December 31, 2024	December 31, 2023
Stock price ($)	$9.28	$6.45
Risk-free interest rate	4.26%	3.98%
Volatility	44.0%	47.5%
Expected term (years)	2.4	3.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$6.50	$3.71
Fair value ($) (per earnout share – Tranche 2)	$5.11	$3.02

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in Level 3 financial liabilities measured at fair value for the years ended December 31, 2024 and 2023:

(in $ millions)	Earnout Shares (Amount)
Balance as of December 31, 2022	$90
Change in fair value	(13)
Balance as of December 31, 2023	77
Change in fair value	56
Balance as of December 31, 2024	$133
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
The fair values of the Company’s outstanding senior secured term loans are as follows:

(in $ millions)	Fair Value Hierarchy	As of December 31, 2024		As of December 31, 2023
		Carrying amount ⁽¹⁾	Fair Value	Carrying amount ⁽¹⁾	Fair Value

Senior secured term loans - amended and restated	Level 2	$1,376	$1,405	$—	$—
Senior secured initial term loans - original	Level 2	$—	$—	$234	$236
Senior secured tranche B-3 term loans	Level 3	$—	$—	$990	$1,013
Senior secured tranche B-4 term loans	Level 3	$—	$—	$132	$137
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
(23)Related Party Transactions
The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders affiliates and the Company’s affiliates.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Agreements
The Company has various commercial agreements with the affiliates of Amex Coop. In respect of such agreements, included in the operating costs are costs of approximately $38 million, $32 million and $24 million for the years ended December 31, 2024, 2023 and 2022, respectively. Revenues also include revenue from affiliates of Amex Coop of approximately $9 million, $27 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amounts payable to affiliates of Amex Coop under these agreements as of December 31, 2024 and December 31, 2023, was $12 million and $25 million, respectively. Amounts receivable from affiliates of Amex Coop under these agreements was $2 million and $15 million as of December 31, 2024 and December 31, 2023, respectively. The parties had amended the terms of certain of these commercial arrangements that were effective upon the closing of the Business Combination in May 2022.
An affiliate of GBTG and an affiliate of Expedia entered into a ten-year term marketing partner agreement to provide GBTG’s business clients with access to Expedia group hotel content (the “EPS Agreement”). As a result of the above agreement, the Company recognized revenue of $194 million, $176 million and $130 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company had a $44 million and $20 million receivable from the affiliate of Expedia, respectively.
GBT Travel Services UK Limited (“GBT UK”), an indirect wholly-owned subsidiary of GBTG, and an affiliate of Amex Coop, entered into a Transition Services Agreement (as amended from time to time) with Expedia, Inc. (the “Egencia TSA”), pursuant to which Expedia, Inc. (an affiliate of Expedia) and its affiliates provided certain transition services through April 30, 2024 to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to GBT. On May 1, 2024, the parties entered into an Operating Agreement whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months. For the years ended December 31, 2024, 2023 and 2022, the total cost charged to the Company was approximately $14 million, $24 million and $34 million that was included in the Company’s consolidated statements of operations. As of December 31, 2024 and 2023, the Company had a payable to Expedia Inc. of $3 million and $3 million, respectively. Further, as of December 31, 2024 and 2023, Egencia had a net receivable of $0 and $5 million, respectively, from Expedia on account of net cash settled on behalf of or on Egencia’s behalf by Expedia during the respective years.
During the year ended December 31, 2022, the Company recognized a charge of $19 million in its consolidated statements of operations for a loss contingency as it became probable that the Company will pay the amount to Expedia for a contingent event that existed as of the Egencia acquisition date. During the year ended December 31, 2023, pursuant to an agreement with Expedia, the Company issued 575,409 shares of Common Stock to Expedia to settle, in part, $4 million of liability for loss contingency accrued in 2022. As of December 31, 2024 and December 31, 2023, the Company has $7 million and $11 million, respectively, that remained payable to Expedia in respect of this loss contingency.
License of American Express Trademarks
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
Exchange Agreement

See note 7 - Certain Corporate Transactions for further discussion of the Exchange Agreement.
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
Advisory Services Agreement
Certares Management Corp. (“Certares”), an indirect equity owner of the Company, provided certain advisory services to the Company for which fees of approximately $1 million were incurred for the year ended December 31, 2022. This agreement terminated upon the closing of the Business Combination.
Loan to equity affiliate
As of December 31, 2023, the Company had a loan receivable of $5 million from one of its equity affiliates which was received in June 2024.
(24)Segment Information
Reportable segments are determined based upon the Company’s internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information utilized on a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. For the year ended December 31, 2024, the Company has determined it has one operating and reporting segment.
The financial measures which the Company’s CODM uses to evaluate the performance of the Company are revenue and consolidated net income (loss). The CODM also regularly reviews revenue by transaction type – Travel Revenue and Products and Professional Services Revenue (see note 3 – Revenue from Contracts with Customers).
The table below sets forth information about reported segment revenue, significant segment expenses, other segment items and consolidated net loss.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
(in $ millions)	2024	2023	2022
Revenue	$2,423	$2,290	$1,851
Less: (a)
Adjusted cost of revenue (b)	$962	957	830
Adjusted sales and marketing (b)	$378	363	320
Adjusted technology and content (b)	$420	395	377
Adjusted general and administrative (c)	$188	195	218
Total adjusted cost and expenses	$1,948	$1,910	$1,745

Share of income (loss) from equity-method investments	$3	$—	$(3)

Less other segment items:
Interest income	$6	1	—
Interest expense	$(115)	(141)	(98)
Loss on early extinguishment of debt	(38)	—	—
Depreciation and amortization	$(178)	(194)	(182)
Other (d)	$(287)	$(182)	$(52)
Net loss	$(134)	$(136)	$(229)

(a)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(b)Excludes primarily non-cash equity-based compensation and related employer taxes.
(c)Excludes primarily non-cash equity-based compensation and related employer taxes, restructuring costs related to facilities consolidation, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation and related employer taxes, certain corporate costs.
(d)Relates primarily to restructuring, exit and other related charges, integration costs, mergers and acquisitions, equity based compensation and related employer taxes, fair value movement of earnout and warrant derivative liabilities, provision for (benefit from) income taxes, foreign currency gains (losses) and non-service components of net periodic pension cost (benefit).
The table below presents the Company’s revenue and long-lived assets, comprising property and equipment, net, and operating lease ROU assets, by geographic location:

(in $ millions)	United States	United Kingdom	All other countries	Total
Revenue
Year ended December 31, 2024	$479	$1,305	$639	$2,423
Year ended December 31, 2023	$833	$833	$624	$2,290
Year ended December 31, 2022	$672	$687	$492	$1,851

(in $ millions)	United States	United Kingdom	France	All other countries	Total
Long-lived assets
As of December 31, 2024	$132	$79	$37	$43	$291
As of December 31, 2023	$135	$61	$42	$44	$282
As of December 31, 2022	$123	$68	$41	$44	$276

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The geographical determination of revenue is based on the jurisdiction of the legal entity contracting with the customer. No single customer accounted for 10 percent or more of the Company’s revenue for the years ended December 31, 2024, 2023 and 2022. Similarly, no single customer accounted for 10 percent or more of the accounts receivable balance as of December 31, 2024 and 2023.
(25)Subsequent Events
Amendment to A&R Senior Secured Credit Agreement
On February 4, 2025, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 1”) to its A&R Credit Agreement to reprice the term loans outstanding under the Original Credit Agreement.

After giving effect to Amendment No. 1, the interest rate margin applicable to the repriced term loans (the “Repriced Term Loans”) reduced by 0.50%. The Repriced Loans will bear interest based on SOFR or, at the Initial Borrower’s option, at the Base Rate (as defined in the A&R Credit Agreement, as amended the Amendment No. 1), plus, as applicable, a margin of 2.50% per annum for SOFR-based Repriced Term Loans (or 1.50% per annum for Base Rate-based Repriced Term Loans).

Except as noted above, the Repriced Term Loans have substantially the same terms as the previously existing term loans under the A&R Credit Agreement. At the option of the Initial Borrower (upon prior written notice), the Repriced Term Loans may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (x) a prepayment premium of 1% of the principal amount of the Repriced Term Loans subject to certain repricing transactions occurring prior to August 4, 2025 and (y) customary breakage costs in connection with certain prepayments of loans).

    CWT Merger

In January 2025, the Company and CWT amended the Merger Agreement whereby the "Drop Dead Date" was redefined to mean the earlier of March 17, 2025 and ten business days after the issuance of the United Kingdom's Competition and Markets Authority final report with respect to the Merger.

Further, in January 2025, the U.S. Department of Justice, filed suit in the U.S. District Court for the Southern District of New York against the Company and CWT, seeking a permanent injunction preventing the Merger.

On March 6, 2025, the Company received approval from the United Kingdom's Competition and Markets Authority to complete the Merger.

Interest Rate Swaps

In January 2025, the Company terminated its interest rate swap derivative contracts and received $31 million, in cash, representing the fair value of the contracts on the termination date. The Company simultaneously entered into two new interest rate swap derivative contracts with similar terms as the terminated interest rate swap derivative contracts, except that the terms of the agreements requires the Company to receive a variable rate of three months U.S. SOFR and pay a fixed rate of 4.2075% for $400 million notional rate contract and 4.209% for $500 million notional rate contract.

GLOBAL BUSINESS TRAVEL GROUP, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2024, 2023 AND 2022

(in $ millions)	Balance at beginning of year	Charged to expense or other accounts	Write-offs and other adjustments	Balance at end of year
Allowance for credit losses
Year ended December 31, 2024	$12	$9	$(11)	$10
Year ended December 31, 2023	$23	$9	$(20)	$12
Year ended December 31, 2022	$4	$23	$(4)	$23
Valuation allowance for deferred tax assets
Year ended December 31, 2024	$146	$10	$(7)	$149
Year ended December 31, 2023	$124	$18	$4	$146
Year ended December 31, 2022	$116	$14	$(6)	$124