Form 10-Q
period 2025-03-31
Global Business Travel Group, Inc.
filed 2025-05-06
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of May 2, 2025, 478,702,748 shares of the registrant's Class A common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$552	$536
Accounts receivable (net of allowance for credit losses of $10 as of both March 31, 2025 and December 31, 2024)	717	571
Due from affiliates	47	46
Prepaid expenses and other current assets	139	128
Total current assets	1,455	1,281
Property and equipment, net	235	232
Equity method investments	14	14
Goodwill	1,217	1,201
Other intangible assets, net	471	480
Operating lease right-of-use assets	56	59
Deferred tax assets	274	268
Other non-current assets	63	89
Total assets	$3,785	$3,624
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$325	$263
Due to affiliates	35	22
Accrued expenses and other current liabilities	517	461
Current portion of operating lease liabilities	14	15
Current portion of long-term debt	19	19
Total current liabilities	910	780
Long-term debt, net of unamortized debt discount and debt issuance costs	1,365	1,365
Deferred tax liabilities	39	36
Pension liabilities	157	156
Long-term operating lease liabilities	60	63
Earnout derivative liabilities	59	133
Other non-current liabilities	68	34
Total liabilities	2,658	2,567
Commitments and Contingencies (see note 8)
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 486,881,894 and 478,904,677 shares issued, 478,699,218 and 470,904,677 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	2,809	2,827
Accumulated deficit	(1,500)	(1,575)
Accumulated other comprehensive loss	(132)	(146)
Treasury shares, at cost (8,182,676 and 8,000,000 shares as of March 31, 2025 and December 31, 2024, respectively)	(56)	(55)
Total equity of the Company’s shareholders	1,121	1,051
Equity attributable to non-controlling interest in subsidiaries	6	6
Total shareholders’ equity	1,127	1,057
Total liabilities and shareholders’ equity	$3,785	$3,624
_____________________________________________________________

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in $ millions, except share and per share data)	2025	2024
Revenue	$621	$610
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	231	245
Sales and marketing	103	99
Technology and content	120	108
General and administrative	68	86
Restructuring and other exit charges	4	9
Depreciation and amortization	40	47
Total operating expenses	566	594
Operating income	55	16
Interest income	2	—
Interest expense	(24)	(33)
Loss on early extinguishment of debt	(2)	—
Fair value movement on earnout derivative liabilities	74	18
Other (loss) income, net	(9)	7
Income before income taxes	96	8
Provision for income taxes	(21)	(27)
Net income (loss)	75	(19)
Less: net income attributable to non-controlling interests in subsidiaries	—	—
Net income (loss) attributable to the Company’s Class A common stockholders	$75	$(19)
Basic income (loss) per share attributable to the Company’s Class A common stockholders	$0.16	$(0.04)
Weighted average number of shares outstanding - Basic	465,872,540	461,386,280
Diluted income (loss) per share attributable to the Company’s Class A common stockholders	$0.16	$(0.04)
Weighted average number of shares outstanding - Diluted	478,715,682	461,386,280
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in $ millions)	2025	2024
Net income (loss)	$75	$(19)
Other comprehensive income (loss), net of tax:
Change in currency translation adjustments, net of tax	30	(24)
Unrealized (loss) gains on cash flow hedge, net of tax:
Unrealized (loss) gain on cash flow hedges arising during the period	(11)	5
Unrealized gains on cash flow hedges reclassified to interest expense	(4)	(2)
Prior service cost arising during the period	(1)	—
Other comprehensive income (loss), net of tax	14	(21)
Comprehensive income (loss)	89	(40)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	—	—
Comprehensive income (loss) attributable to the Company’s Class A common stockholders	$89	$(40)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in $ millions)	2025	2024
Operating activities:
Net income (loss)	$75	$(19)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	40	47
Deferred tax charge	3	17
Equity-based compensation	19	18
Allowance for credit losses	2	4
Loss on early extinguishment of debt	2	—
Fair value movement on earnout derivative liabilities	(74)	(18)
Other, net	39	(9)
Changes in working capital:
Accounts receivable	(136)	(95)
Prepaid expenses and other current assets	(8)	(43)
Due from affiliates	(2)	5
Due to affiliates	13	5
Accounts payable, accrued expenses and other current liabilities	86	144
Defined benefit pension funding	(6)	(7)
Net cash from operating activities	53	49
Investing activities:
Purchase of property and equipment	(27)	(25)
Proceeds from foreign exchange forward contracts	9	—
Net cash used in investing activities	(18)	(25)
Financing activities:
Proceeds from senior secured term loans	99	—
Repayment of senior secured term loans	(103)	(1)
Repurchase of common shares	(1)	—
Contributions for ESPP and proceeds from exercise of stock options	4	4
Payment of taxes withheld on vesting of equity awards	(24)	(12)
Other	—	(1)
Net cash used in financing activities	(25)	(10)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(5)
Net increase in cash, cash equivalents and restricted cash	16	9
Cash, cash equivalents and restricted cash, beginning of period	561	489
Cash, cash equivalents and restricted cash, end of period	$577	$498
Supplemental cash flow information:
Cash paid (received) for income taxes, net	$4	$(11)
Cash paid for interest (net of interest received)	$30	$34
Non-cash additions for operating lease right-of-use assets	$—	$6
Non-cash additions for finance lease	$1	$—

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$552	$536
Restricted cash (included in other non-current assets)	25	25
Cash, cash equivalents and restricted cash	$577	$561
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2024	478,904,677	—	$2,827	$(1,575)	$(146)	8,000,000	(55)	$1,051	$6	$1,057
Equity-based compensation	—	—	19	—	—	—	—	19	—	19
Shares issued, net, on vesting of equity awards and pursuant to ESPP (see note 11)	12,861,105	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(4,883,888)	—	(41)	—	—	—	—	(41)	—	(41)
Repurchase of common shares	—	—	—	—	—	182,676	(1)	(1)	—	(1)
Net income	—	—	—	75	—	—	—	75	—	75
Other comprehensive loss, net of tax	—	—	—	—	14	—	—	14	—	14
Balance as of March 31, 2025	486,881,894	—	$2,809	$(1,500)	$(132)	8,182,676	$(56)	$1,121	$6	$1,127

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount
Balance as of December 31, 2023	467,092,817	—	$2,748	$(1,437)	$(103)	$1,208	$4	$1,212
Equity-based compensation	—	—	18	—	—	18	—	18
Shares issued, net, on vesting of / exercise of equity awards	8,732,539	—	4	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards	(3,208,148)	—	(19)	—	—	(19)	—	(19)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(19)	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	(21)	(21)	—	(21)
Balance as of March 31, 2024	472,617,208	—	$2,751	$(1,456)	$(124)	$1,171	$3	$1,174

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Business Description and Basis of Presentation
Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries (GBTG together with its consolidated subsidiaries, the "Company"), operating as American Express Global Business Travel ("Amex GBT"), is a leading software and services company in travel, expense and meetings & events. The Company has built a marketplace in travel with comprehensive and competitive content. The Company offers a choice of software solutions for customers to access the Amex GBT marketplace, backed up by global teams for 24/7 support in over 140 countries.
GBTG is a Delaware corporation and tax resident in the United States of America (“U.S.”).
Pending Merger of CWT
On March 24, 2024, GBTG entered into an Agreement and Plan of Merger (as subsequently amended from time to time, the “Merger Agreement”) with CWT Holdings, LLC, a Delaware limited liability company (“CWT”), pursuant to which, among other things, GBTG will acquire CWT (the "Merger").
Based upon the latest amendment on March 21, 2025 to the Merger Agreement, the transaction values CWT at approximately $540 million on a cash-free and debt-free basis, subject to certain assumptions and purchase price adjustments. At the closing of the transaction, GBTG expects to fund the Merger with a combination of cash and an aggregate of approximately 50 million shares of its Class A common stock, par value $0.0001 per share ("Class A common stock"), at a price of $7.50 per share as purchase consideration.

The closing of the transaction is subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals. In January 2025, the U.S. Department of Justice, filed suit in the U.S. District Court for the Southern District of New York against the Company and CWT, seeking a permanent injunction to prevent the Merger. The trial is scheduled to begin September 8, 2025. On March 6, 2025, the Company received approval from the U.K. Competition and Markets Authority to complete the Merger.
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
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, United States (the “SEC”) on March 7, 2025 (the “Annual Report on Form 10-K”). The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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
(2)    Recently Issued Accounting Pronouncements
Accounting Pronouncements - Adopted
The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2025.
Accounting Pronouncements - Not Yet Adopted
There were no new accounting standards or pronouncements that were issued during the three months ended March 31, 2025 that the Company expects to have a material impact on its consolidated financial statements. However, the Company has yet to adopt the following accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB").
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

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The update primarily requires the Company to provide (i) further disaggregation for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes and (ii) annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The update is an annual disclosure requirement and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The update is to be applied on a prospective basis, although optional retrospective application is permitted. While the update will require additional disclosures related to the Company’s income taxes, it is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
(in $ millions)	2025	2024
Travel revenue	$499	$492
Product and professional services revenue	122	118
Total revenue	$621	$610
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
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of March 31, 2025	$716	$26	$36
Balance as of December 31, 2024	$570	$19	$31

Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the three months ended March 31, 2025, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $11 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2024.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. As of March 31, 2025, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $2 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next 2 years.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

(in $ millions)	March 31, 2025	December 31, 2024
Prepaid technology costs	$53	$47
Prepaid travel expenses	18	12
Income tax receivable	12	9
Value added and similar taxes receivables	9	9
Other prepayments and receivables	47	51
Prepaid expenses and other current assets	$139	$128
(5)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	March 31, 2025	December 31, 2024
Accrued payroll and related costs	$171	$174
Accrued operating expenses	170	146
Client deposits	77	55
Deferred revenue	36	31
Income tax payable	27	11
Accrued interest payable	14	20
Accrued restructuring costs (see note 6)	13	12
Value added and similar taxes payable	9	12
Accrued expenses and other current liabilities	$517	$461
(6)    Restructuring, Exit and Related Charges
From time to time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency. The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the three months ended March 31, 2025:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Total
Balance as of December 31, 2024	$9	$3	$12
Accruals	4	—	4
Cash settled	(3)	—	(3)
Balance as of March 31, 2025	$10	$3	$13

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	March 31, 2025	December 31, 2024
Amended and Restated Senior Secured Credit Agreement
Principal amount of senior secured term loans (Maturity - July 2031)	$1,397	$1,400
Other borrowings	9	8
	1,406	1,408
Less: Unamortized debt discount and debt issuance costs	(22)	(24)
Total debt, net of unamortized debt discount and debt issuance costs	1,384	1,384
Less: Current portion of long-term debt	(19)	(19)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,365	$1,365
Amended and Restated Senior Secured Credit Agreement
On July 26, 2024, GBTG and GBT US III LLC, a wholly-owned subsidiary of GBTG (the "Initial Borrower"), and certain subsidiaries of GBTG entered into an amended and restated senior secured credit agreement (the “A&R Credit Agreement”) which provides for a $1,400 million senior secured first lien term loan facility (the “Initial Term Facility”, and the loans thereunder, the “Initial Term Loans”) and a $360 million senior secured first lien revolving credit facility (the “Revolving Credit Facility”, and the loans thereunder, the “Revolving Loans”). The Initial Term Loans were drawn in full at closing and the proceeds thereof were used to repay in full the outstanding principal amount of all tranches of term loans outstanding, including accrued interest and other amounts payable, under the Company's then existing senior secured credit agreement (the "Original Credit Agreement"). The A&R Credit Agreement amended and restated the Original Credit Agreement in its entirety.
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
On February 4, 2025, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 1”) to the A&R Credit Agreement (as so amended, the "Amended Credit Agreement") to reprice the Initial Term Loans. The loans under the repriced Initial Term Facility are referred to hereafter as the "Repriced Term Loans". After giving effect to Amendment No. 1, the interest rate margin applicable to the Repriced Term Loans (the “Term B-1 Loans”, and the senior secured credit facility being "Term B-1 Facility") was reduced by 0.50%. The Term B-1 Loans bear interest based on SOFR or, at the Initial Borrower’s option, at the Base Rate (as defined in the Amended Credit Agreement), plus, as applicable, a margin of 2.50% per annum for SOFR-based Term B-1 Loans (or 1.50% per annum for Base Rate-based Term B-1 Loans). The repricing was accounted for as modification of debt, except for lenders leaving the consortium, which was accounted for as an extinguishment of debt resulting in a $2 million recognition of loss on early extinguishment of debt.
Except as noted above, the Term B-1 Loans have substantially the same terms as the Initial Term Loans under the A&R Credit Agreement. At the option of the Initial Borrower (upon prior written notice), the Term B-1 Loans may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (x) a prepayment premium of

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1% of the principal amount of the Repriced Term Loans subject to certain repricing transactions occurring prior to August 4, 2025 and (y) customary breakage costs in connection with certain prepayments of loans).
The Term B-1 Loans mature on July 26, 2031. Principal amounts outstanding under the Term B-1 Loans are required to be repaid on a quarterly basis, that commenced on March 31, 2025, at an amortization rate of 1.00% per annum with the balance due at maturity. Further, subject to certain exceptions set forth in the Amended Credit Agreement, the Initial Borrower is required to prepay loans under the Term B-1 Facility with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (calculated in a manner set forth in the Amended Credit Agreement and commencing with the financial year ending December 31, 2025) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, and (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.
During the three months ended March 31, 2025, the Company repaid the contractual quarterly installment of $4 million of the principal amount of Term B-1 Loans.
The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans). As of March 31, 2025, the Company had $360 million of availability under the Revolving Credit Facility.
Upon the upgrade in the Company's credit rating in February 2025, the fee for the Revolving Credit Facility, calculated based on the average daily unused commitments under the Revolving Credit Facility and payable quarterly in arrears, reduced to 0.25% per annum from 0.375% per annum. The Initial Borrower is also obligated to pay a customary agency fee and other customary fees described in the Amended Credit Agreement.
Security; Guarantees
GBTG and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with the Initial Borrower, the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the Amended Credit Agreement and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of the Consolidated EBITDA (as defined in the Amended Credit Agreement) of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties for the four prior fiscal quarters. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties.
Covenants
The Amended Credit Agreement contains various affirmative and negative covenants including a financial covenant and limitations (subject to exceptions) on the ability of the Loan Parties and their subsidiaries to: (i) incur indebtedness or issue preferred stock; (ii) incur liens on their assets; (iii) consummate certain fundamental changes (such as acquisitions, mergers, liquidations or changes in the nature of the business); (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to, or repurchase, any equity interests of any Loan Party or subsidiary of any Loan Party; (vi) make investments, loans or advances; (vii) enter into transactions with affiliates; (viii) modify the terms of, or prepay, any of their subordinated or junior lien indebtedness; and (ix) enter into certain burdensome agreements.

The Amended Credit Agreement contains a financial covenant applicable solely to the Revolving Credit Facility that requires the First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility (subject to a $10 million exclusion for utilization of the letter of credit sublimit). The Amended Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
defined in the Amendment No.1 to the A&R Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply as of March 31, 2025.
As of March 31, 2025, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the Amended Credit Agreement.
Events of Default
The Amended Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Amended Credit Agreement or other enforcement actions customary for facilities of this type. As of March 31, 2025, no event of default existed under the Amended Credit Agreement.
The Company's effective interest rate on its term loan borrowings for the three months ended March 31, 2025 was approximately 6.6%.

Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.
(8)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2025, the Company had approximately $326 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $120 million relates to the twelve months ending March 31, 2026. These purchase commitments extend through 2031.
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
Commitment and/or Contingency Related to the Merger Agreement
The Merger Agreement, as discussed in note 1 - Business Description and Basis of Presentation, contains certain termination rights for each of GBTG and CWT. Based on the latest amendment to the Merger Agreement on March 21, 2025, if the Merger Agreement is terminated in certain instances for failure to consummate the Merger by the revised Drop Dead Date of December 31, 2025 (as a result of certain conditions relating to antitrust laws or foreign investment laws failing to be satisfied or waived), the Company will be required to pay CWT a termination fee of $25 million.
(9)    Income Taxes

For the three months ended March 31, 2025 and March 31, 2024, the Company’s provision for income tax expense was $21 million and $27 million, respectively, and its effective tax rate was 21.7% and 333.8%, respectively. GBTG’s effective tax rate for the three months ended March 31, 2025 is broadly in line with the U.S. federal statutory corporate income tax rate of 21% with the tax impact of non-deductible expenses offset by the non-taxable gain on the fair value

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
change in the earnout shares derivative liability during the period. GBTG’s effective tax rate for the three months ended March 31, 2024 is higher than the U.S. federal statutory corporate income tax rate of 21% primarily due to an increase to the valuation allowance for deferred tax assets, non-deductible expenses and the U.S. base erosion minimum taxes. These items had a greater impact on the effective tax rate for the three months ended March 31, 2024 due to the low pre-tax net income.

(10)    Earnout Shares
Certain stockholders and employees are entitled to additional consideration in the form of “earnout shares” of the Company’s Class A common stock, to be issued in tranches, when the Company’s Class A common stock’s price achieves certain market share price milestones within specified periods. As of March 31, 2025, the total number of earnout shares issued and outstanding were approximately 23 million.
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
As of March 31, 2025 the fair value of the earnout shares derivative liability was estimated to be $59 million. The Company recognized a gain on the fair value change in earnout shares derivative liability of $74 million and $18 million in its consolidated statement of operations for the three months ended March 31, 2025 and March 31, 2024, respectively.
(11)    Equity-Based Compensation
Management Incentive Plan
The table below presents the activity of the Company's stock options for the three months ended March 31, 2025:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)
Balance as of December 31, 2024	13,338,391	$7.52
Exercised	(3,348,336)	$5.86
Expired	(60,777)	$10.03
Balance as of March 31, 2025	9,929,278	$8.06
Exercisable as of March 31, 2025	9,929,278	$8.06	3.5	$4
Total shares withheld to cover the stock option costs and taxes were 2,709,601 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees’ tax obligations to taxing authorities was $2 million of which $1 million was paid during the three months ended March 31, 2025 and is reflected as a financing activity within the consolidated statements of cash flows.
2022 Equity Incentive Plan
Restricted Stock Units ("RSUs")
During the three months ended March 31, 2025, as part of its annual grant program, the Company granted 6 million RSUs under the 2022 Equity Incentive Plan to certain of its key employees. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.
The table below presents the activity of the Company’s RSUs for the three months ended March 31, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2024	25,410,910	$6.17
Granted	6,228,922	$8.52
Forfeited	(280,498)	$5.92
Vested	(11,387,027)	$6.39
Balance as of March 31, 2025	19,972,307	$6.78

During the three months ended March 31, 2025, the vested RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 4,584,930 shares were withheld based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total employees’ tax obligations to taxing authorities was $39 million of which $23 million was paid during the three months ended March 31, 2025 and is reflected as a financing activity within the consolidated statements of cash flows.
Performance Stock Units (PSUs")
During the three months ended March 31, 2025, as part of its annual grant program, the Company granted 774,644 PSUs under the 2022 Equity Incentive Plan to certain of its key employees. The PSUs cliff-vest at the end of three years from the grant date based on the outcome of certain performance criteria that are established and approved by the Compensation Committee of the Board of Directors. The actual number of equity awards earned is based on the average level of performance goals achieved over a three-year period, relative to established performance goals for each of the respective years within the three-year period. The number of PSUs that will vest based on achievement of performance goals range from 0% to 150% of the original grant. No PSUs vest if the actual performance is less than 50% of performance goals set. The number of PSUs earned upon achievement of performance goals will further be adjusted and the ultimate number of PSUs that will be earned by the grantee will be based on the percentile ranking of the Company’s total shareholder return ("TSR") over the three-year performance period as compared to the TSR of the members of the S&P 500 Index over the same period ("TSR Goal"). However, the total number of PSUs that will ultimately be earned by the grantee will not exceed 187.5% of the original grant, and if the Company's TSR is negative, the ultimate number of PSUs earned by the grantee cannot exceed the original grant. All the PSUs will be settled in the Company's Class A common stock. The PSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock.
The TSR Goal is considered a “market condition” under ASC 718, Compensation-Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of PSUs with a market condition utilizing following assumptions: the expected volatility of 47.4%, the expected term of 2.8 years, the dividend rate of 0% and the risk-free interest rate of 3.94%, which resulted in a calculated fair value of $11.14 per PSU. The Monte Carlo simulation takes into consideration the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the S&P 500 Index. The Company recognizes the equity compensation expense related to PSUs based on the grant-date fair value and number of PSUs expected to vest. Each reporting period, the Company assesses the probability of vesting of the PSUs and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period.
Employee Stock Purchase Plan (“ESPP”)
During the three months ended March 31, 2025, 535,229 shares were issued under the ESPP.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2025 and 2024 amount to $19 million and $18 million, respectively ($15 million and $14 million, net of taxes, respectively) and were included as follows:

(in $ millions)	Three months ended March 31,
	2025	2024
Cost of revenue (excluding depreciation and amortization)	$1	$1
Sales and marketing	5	4
Technology and content	5	4
General and administrative	8	9
Total	$19	$18
As of March 31, 2025, the Company expects compensation expense related to unvested RSUs and PSUs of approximately $128 million to be recognized over the remaining weighted average period of 2 years.
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

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2024	$(104)	$(59)	$17	$(146)
Net changes during the period, net of tax benefit	30	(1)	(15)	14
Balance as of March 31, 2025	$(74)	$(60)	$2	$(132)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(52)	$(63)	$12	$(103)
Net changes during the period, net of tax benefit	(24)	—	3	(21)
Balance as of March 31, 2024	$(76)	$(63)	$15	$(124)
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
Share Repurchase
During the three months ended March 31, 2025, the Company repurchased 182,676 shares of its Class A common stock at a cost of $2 million under its share repurchase program. As of March 31, 2025, the Company has $298 million that remains available to be utilized until December 31, 2027 under its share repurchase program.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13)    Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and RSUs using the “treasury stock” method.
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
The Company has excluded approximately 4 million of stock options for the three months ended March 31, 2025, as their inclusion would have resulted in anti-dilutive effect on earnings per share. Additionally, the Company has excluded 0.8 million of PSUs which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares because the performance conditions were not achieved as of March 31, 2025.
As the Company incurred net loss during the three months ended March 31, 2024, the Company excluded 20 million of stock options and 28 million of RSUs from the calculation of diluted earnings (loss) per share as their inclusion would have resulted in anti-dilutive effect on loss per share.
The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

(in $ millions, except share and per share data)	Three months ended March 31,
	2025	2024
Numerator – Basic and diluted income (loss) per share:
Net income (loss) attributable to the Company’s Class A common stockholders (A)	$75	$(19)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (B)	465,872,540	461,386,280
Dilutive effect of RSUs	10,845,224	—
Dilutive effect of stock options	1,997,918	—
Weighted average number of Class A Common Stock outstanding – Diluted (C)	478,715,682	461,386,280

Basic income (loss) per share attributable to the Company’s Class A common stockholders: (A) / (B)	$0.16	$(0.04)

Diluted income (loss) per share attributable to the Company’s Class A common stockholders: (A) / (C)	$0.16	$(0.04)
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interest Rate Swaps
The Company is subject to market risk exposure arising from changes in interest rates on debt, which bears interest at variable rates. In order to protect against potential higher interest costs resulting from anticipated increases in the variable rates, the Company, from time to time, has entered into interest rate swap contracts (discussed below) that fixed the benchmark interest rate with respect to a portion of its variable rate debt.
As of January 1, 2025, the Company had two interest rate swap agreements with the following terms that were accounted for as cash flow hedges:

Notional Amount (in $ millions)	Period	Fixed Interest Rate
$400	September 2024 to July 2028	3.242%
$500	September 2024 to July 2029	3.226%
In January 2025, the Company terminated its interest rate swap derivative contracts and received $31 million, in cash, representing the fair value of the contracts on the termination date. The Company simultaneously entered into two new interest rate swap derivative contracts with similar terms as the terminated interest rate swap derivative contracts, except that the terms of the agreements require the Company to receive a variable rate of three months U.S. SOFR and pay a fixed rate of 4.2075% for $400 million notional rate contract and 4.209% for $500 million notional rate contract.
Under ASC 815, Derivatives and Hedging, the fair value gain (loss) of the terminated interest rate swaps recorded in accumulated other comprehensive income (loss) will be proportionately included as interest expense, in the consolidated statement of operations until July 2029 as the interest payments are made over this period. Further, the Company has determined that the new interest rate swap contracts will be designated as cash flow hedges that are highly effective at offsetting the increases in cash outflows when the three-month SOFR exceeds respective fixed rates under the contracts. Changes in the fair value of the interest rate swaps, net of tax, are recognized in other comprehensive income (loss) and are reclassified out of accumulated other comprehensive income (loss) into interest expense when the hedged interest obligations affect earnings.
Cross Currency Interest Rate Swaps and Net Investment Hedges

During the three months ended March 31, 2025, the Company had a fixed-to-fixed cross currency interest rate swap ("CCS") contract under which the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $251 million and will pay fixed interest of 5.6390% per annum on EUR notional amount of €240 million. Notional amounts in the respective currencies are deemed to be exchanged at the beginning and end of the swap period. The swap's maturity date is July 26, 2029. Interest settlements under the CCS occur semi-annually in January and July of each year, that commenced on January 26, 2025, and end on July 26, 2029.

The Company has designated the CCS contract as a net investment hedge, hedging foreign exchange translation risk related to a portion of its investments in EUR functional currency denominated subsidiaries on an after-tax basis. The Company has elected the spot method for measuring hedge effectiveness. As a result, the change in the fair value of the CCS contract attributable to the changes in the spot rates are recorded in the cumulative translation adjustment (CTA) section of other comprehensive income (loss). The initial value of the excluded components are recognized in interest expense under a systematic and rational method in accordance with ASC 815. Any difference between the change in fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are also reported in the CTA section of other comprehensive income (loss). Amounts related to the CCS representing net periodic interest accruals are recognized in “Interest expenses,” on the Company's consolidated statements of operations.

Forward Contracts

During the three months ended March 31, 2025, the Company entered into certain foreign currency forward contracts that act as economic hedges to partially offset exposure to foreign currency exchange rate fluctuations resulting from certain intercompany balances. These contracts are not designated as hedging instruments under ASC 815. The changes in the fair value of the foreign currency forward contracts are recognized in other income (loss), net, on the consolidated

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
statement of operations. As of March 31, 2025, the notional values of such foreign exchange forward contracts that were held to sell U.S. dollars in exchange for other currencies was $270 million. All contracts had maturities of 90 days or less. The Company recognized a gain on the fair value change of the foreign currency forward contracts of $9 million in its consolidated statement of operations for the three months ended March 31, 2025. Furthermore, during the three months ended March 31, 2025, the Company received $9 million of cash proceeds upon settlement of foreign currency forward contracts, which is reflected as an investing activity within the consolidated statements of cash flows.
Earnout Shares
The Company has issued and outstanding earnout shares which are accounted for as derivative instruments (see note 10 – Earnout Shares).
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$27
Interest rate swaps	Other non-current liabilities	$(19)	$—
Cross currency interest rate swaps	Other non-current liabilities	$(7)	$—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current liabilities	$(1)	$—
Earnout shares	Earnout derivative liabilities	(59)	$(133)
The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income (loss):

	Amount of gain/(loss) recognized in other comprehensive income (loss)		Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended March 31,			Three months ended March 31,
	2025	2024		2025	2024
Derivatives designated as hedging instruments
Interest rate swaps	$(15)	$5	NA	—	—
Interest rate swaps re-classed to consolidated statements of operations	(4)	(2)	Interest expense	$4	$2
Cross currency interest rate swap	(7)	—	NA	—	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	—	—	Other (loss) income, net	9	—
Earnout Shares	—	—	Fair value movement on earnout derivative liabilities	74	18
				$87	$20
The Company expects $5 million of gain on the interest rate swap contracts to be reclassified from accumulated other comprehensive loss to net earnings as a credit to interest expense within the next 12 months.

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
As of March 31, 2025, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps, cross currency interest rate swaps, foreign currency forward contracts and non-employee earnout shares. The fair value of the Company’s interest rate swaps has been primarily calculated by using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of the Company’s cross currency interest rate swaps has been calculated by using discounted cash flows of the contracts using market observable inputs including currency spot and forward rates of the underlying currencies. The fair value of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, such as currency spot rates and forward rates. The fair value of non-employee earnout shares is determined using the Monte Carlo valuation method.
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Interest rate swap asset	Level 2	$—	$27
Interest rate swap liability	Level 2	(19)	—
Cross currency interest rate swap liability	Level 2	(7)	—
Foreign currency forward contract liability	Level 2	(1)	—
Non-employee earnout shares	Level 3	(59)	(133)
Inherent in the Monte Carlo valuation method, used to value earnout shares, are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the earnout shares based on weighted average of its own share price volatility that matches the expected remaining life of the earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	March 31, 2025	December 31, 2024
Stock price ($)	$7.26	$9.28
Risk-free interest rate	3.89%	4.26%
Volatility	41.0%	44.0%
Expected term (years)	2.2	2.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$3.06	$6.50
Fair value ($) (per earnout share – Tranche 2)	$2.06	$5.11
The following table presents changes in Level 3 financial liabilities measured at fair value during the three months March 31, 2025:

(in $ millions)	Earnout Shares (Amount)
Balance as of December 31, 2024	$133
Change in fair value	(74)
Balance as of March 31, 2025	$59
The Company does not measure its debt at fair value in its consolidated balance sheets. The fair value of the Company’s long-term debt is determined based on quoted prices in inactive markets for identical debt instruments, or for similar debt instruments, when traded as assets
The fair values of the Company’s outstanding senior secured term loans are as follows:

		March 31, 2025		December 31, 2024
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured term loans - amended and restated	Level 2	$1,375	$1,388	$1,376	$1,405
_____________________________________________________________
(1)Represents outstanding principal amount of senior secured term loans less unamortized debt discount and debt issuance costs.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Commercial Agreements
The Company has various commercial agreements with affiliates of American Express International, Inc. ("American Express"). In respect of such agreements, included in the operating costs are costs of approximately $10 million and $8 million for the three months ended March 31, 2025 and 2024, respectively, for charges from affiliates of American Express. Revenues also include revenue from affiliates of American Express of approximately $2 million and $2 million for the three months ended March 31, 2025 and 2024, respectively. Amounts payable to affiliates of American Express under these agreements, which include amounts collected by the Company on behalf of affiliates of American Express, as of March 31, 2025 and December 31, 2024, were $33 million and $12 million, respectively. Amounts receivable from affiliates of American Express under these agreements were $2 million and $2 million as of March 31, 2025 and December 31, 2024, respectively.

In November 2021, the Company and an affiliate of EG Corporate Travel Holdings LLC (“Expedia") entered into a ten-year term marketing partner agreement to provide the Company’s business clients with access to Expedia and it's affiliates' hotel content. As a result of this agreement, the Company recognized revenue of $40 million and $40 million for the three months ended March 31, 2025 and 2024, respectively. The Company had $45 million and $44 million receivable from the affiliate of Expedia as of March 31, 2025 and December 31, 2024, respectively.

The Company and an affiliate of Expedia, entered into a Transition Services Agreement in 2021 (as amended from time to time) pursuant to which the affiliate of Expedia provided certain transition services to the Company through April 30, 2024 to facilitate an orderly transfer of Egencia from the Expedia affiliate to the Company. On May 1, 2024, the parties entered into an Operating Agreement (as amended from time to time) whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months. The total cost charged to the Company under such agreements for the three months ended March 31, 2025 and 2024, was approximately $2 million and $4 million, respectively, which was included in the Company’s consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company had a payable to an affiliate of Expedia of $1 million and $3 million, respectively. Further, as of March 31, 2025, Egencia had a net payable of $1 million to Expedia on account of net cash settled by Expedia on behalf of Egencia.
As of December 31, 2024, the Company had $7 million payable to an affiliate of Expedia on account of a loss contingency recognized in 2022. During the three months ended March 31, 2025, the Company paid $3 million as the full and final amount towards this accrual and released the $4 million liability balance which is included in the Company's consolidated statements of operations.
(17) Segment Information
The Company's reportable segments are determined based upon its internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information utilized on a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. As of March 31, 2025, the Company has determined it has one operating and reporting segment.
The financial measures which the Company’s CODM uses to evaluate the performance of the Company are revenue and consolidated net income (loss), considering the adjusted cost and expenses as shown in the table below. The CODM also regularly reviews revenue by transaction type – Travel Revenue and Products and Professional Services Revenue (see note 3 – Revenue from Contracts with Customers).
The table below sets forth information about reported segment revenue, significant segment expenses, other segment items and consolidated net income (loss).

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
(in $ millions)	2025	2024
Revenue	$621	$610
Less: (a)
Adjusted cost of revenue (b)	$229	$244
Adjusted sales and marketing (b)	95	93
Adjusted technology and content (b)	111	102
Adjusted general and administrative (c)	45	48
Total adjusted cost and expenses	480	487

Less other segment items:
Interest income	2	—
Interest expense	(24)	(33)
Loss on early extinguishment of debt	(2)	—
Depreciation and amortization	(40)	(47)
Other, net (d)	$(2)	$(62)
Net income (loss)	$75	$(19)
(a)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(b)Excludes primarily non-cash equity-based compensation and related employer taxes.
(c)Excludes primarily non-cash equity-based compensation and related employer taxes, restructuring costs related to facilities consolidation, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation and related employer taxes and certain corporate costs.
(d)Relates primarily to restructuring, exit and other related charges, integration costs, mergers and acquisitions, equity-based compensation and related employer taxes, fair value movement of earnout derivative liabilities, provision for income taxes, foreign currency gains (losses) and non-service components of net periodic pension cost.

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

•the inability to complete, costs related to, or the inability to recognize the anticipated benefits of, the Merger; and
•other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025 ("Annual Report on Form 10-K"), as well as other risks and uncertainties detailed from time to time in our subsequent filings with the SEC.
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

•Our award-winning client facing travel and expense solutions are built to deliver business value through optimized user experiences across business travel and are comprised of Egencia, Neo1, Neo, Select, and Ovation. These solutions are accessible over web and mobile interfaces, powered by our data management infrastructure and built by our dedicated product engineering team who is committed to driving technical innovation across the business travel industry.

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
Pending Merger of CWT
On March 24, 2024, we entered into an Agreement and Plan of Merger (as subsequently amended from time to time, the “Merger Agreement”) with CWT Holdings, LLC, a Delaware limited liability company (“CWT”), pursuant to which, among other things, we will acquire CWT (the "Merger").
Based upon the latest amendment on March 21, 2025 to the Merger Agreement, the transaction values CWT at approximately $540 million on a cash-free and debt-free basis, subject to certain assumptions and purchase price adjustments. At the closing of the transaction, we expect to fund the Merger with a combination of cash and an aggregate of approximately 50 million shares of our Class A common stock, par value $0.0001 per share ("Class A common stock"), at a price of $7.50 per share as purchase consideration.

The closing of the transaction is subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals. In January 2025, the U.S. Department of Justice, filed suit in the U.S. District Court for the Southern District of New York against us and CWT, seeking a permanent injunction to prevent the Merger. The trial is scheduled to begin September 8, 2025. On March 6, 2025, we received approval from the U.K. Competition and Markets Authority to complete the Merger.

Macroeconomic conditions and trends

While transactions grew in the first quarter of 2025, there are growing macro-economic and political uncertainties such as recent U.S. tariffs, risk of recession, inflationary pressures, currency fluctuations, stock market volatility and geopolitical conflicts, which have contributed to an increasingly complex business environment and uncertainty in business trends. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.
Key Factors Affecting Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Fair Value Movements for Earnout Shares
We have earnout shares that we record as derivative liabilities, recognizing any fair value movement in the consolidated statements of operations. We have experienced significant gains or losses on account of fair value movements related to these earnout shares, which has impacted our results of operations.

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

	Three months ended March 31,		Change increase/(decrease)
(in $ millions, except percentages)	2025	2024		%
Key Operating Metrics
TTV	$8,349	$8,105	$244	3%
Transaction Growth	3%	6%	n/m	n/m
Key Financial Metrics
Revenue	621	610	11	2%
Total operating expense	566	594	(28)	(5)%
Operating income	55	16	39	251%
Net income (loss)	75	(19)	94	n/m
Net income (loss) margin	12%	(3)%	n/m	n/m
Net cash from operating activities	53	49	4	9%
EBITDA	160	88	72	83%
Adjusted EBITDA	141	123	18	15%
Adjusted EBITDA margin	23%	20%	260 bps	13%
Adjusted Operating Expenses	480	487	(7)	(1)%
Free Cash Flow	26	24	2	9%

	As of March 31,	As of December 31,
	2025	2024
Net Debt	$832	$848
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
For the three months ended March 31, 2025, TTV increased by $244 million, or 3%, to $8,349 million compared to the three months ended March 31, 2024. The increase in TTV during these periods was primarily due to 3% increase in Transaction Growth.
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

Transaction Growth was 3% for the three months ended March 31, 2025 compared to the respective prior year period. Increase in Transaction Growth was primarily due to share gains and increased demand for business travel from our clients, with strong global multinational customer base performance offset by slower growth in small and medium enterprise customer base.

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
We define Adjusted EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring, exit and related charges, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation and related employer taxes, long-term incentive plan costs, certain corporate costs, fair value movements on earnout derivative liabilities, foreign currency gains (losses) and non-service components of net periodic pension benefit (costs).
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
Set forth below is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

	Three months ended March 31,
(in $ millions)	2025	2024
Net income (loss)	$75	$(19)
Interest income	(2)	—
Interest expense	24	33
Loss on early extinguishment of debt	2	—
Provision for income taxes	21	27
Depreciation and amortization	40	47
EBITDA	160	88
Restructuring, exit and related charges (a)	4	9
Integration costs (b)	5	6
Mergers and acquisitions (c)	6	19
Equity-based compensation and related employer taxes (d)	31	22
Fair value movement on earnout derivative liabilities (e)	(74)	(18)
Other adjustments, net (f)	9	(3)
Adjusted EBITDA	$141	$123
Net income (loss) Margin	12%	(3)%
Adjusted EBITDA Margin	23%	20%
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended March 31,
(in $ millions)	2025	2024
Total operating expenses	$566	$594
Adjustments:
Depreciation and amortization	(40)	(47)
Restructuring, exit and related charges (a)	(4)	(9)
Integration costs (b)	(5)	(6)
Mergers and acquisitions (c)	(6)	(19)
Equity-based compensation and related employer taxes (d)	(31)	(22)
Other adjustments, net (f)	—	(4)
Adjusted Operating Expenses	$480	$487
_____________________________________________________________
(a)Represents primarily employee severance costs.
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
(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $1 million and $3 million for the three months ended March 31, 2025 and 2024, respectively, and (ii) legal and professional services (reversals)/costs of $(1) million and $1 million for the three months ended March 31, 2025 and 2024, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange (loss) gains of $(7) million and $8 million for the three months ended March 31, 2025 and 2024, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $2 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.
For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following is a discussion of our results of the consolidated statements of operations for the three months ended March 31, 2025 and 2024:
Revenues

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Travel revenue	$499	$492	$7	2%
Product and professional services revenue	122	118	4	3%
Total revenue	$621	$610	$11	2%

For the three months ended March 31, 2025, our total revenue increased by $11 million, or 2%, due to an increase in both Travel Revenue and Product and professional services revenue. The increase in total revenue was primarily driven by (i) 3% increase in both - Transaction Growth and TTV, offset by (ii) a modest decline of 8bps in yield to 7.4% due to a mix of non-TTV driven revenue and higher digital transactions and (iii) $7 million of adverse foreign exchange impact. Yield is calculated as total revenue divided by TTV for the same period.

Travel Revenue increased by $7 million, or 2%, primarily due to (i) 3% increase in both - Transaction Growth and TTV, offset by (ii) a marginal decrease due to reduced yield and (iii) $6 million of adverse foreign exchange impact.

Product and professional services revenue increased $4 million, or 3%, primarily due to a $1 million increase in management fees and $3 million increase in other professional services revenue.

Cost of Revenue (Excluding Depreciation and Amortization)

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$231	$245	$(14)	(6)%

For the three months ended March 31, 2025, cost of revenue (excluding depreciation and amortization) decreased by $14 million, or 6%, primarily due to (i) $14 million productivity improvements primarily driven by reduction in expenses due to cost savings initiatives, (ii) $5 million decrease due to favorable foreign exchange impact, partially offset by (iii) an increase of $6 million in employee incentives and merit.

Sales and Marketing

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Sales and marketing	$103	$99	$4	3%

For the three months ended March 31, 2025, sales and marketing expenses increased by $4 million, or 3%, primarily due to (i) a $4 million increase in employee incentives and merit, (ii) $3 million increase in costs to manage volume and support growth plans in hotel acceleration and small and medium enterprise customer base, partially offset by (iii) a $4 million reduction in expenses primarily due to cost savings initiatives.
Technology and Content

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Technology and content	$120	$108	$12	11%

For the three months ended March 31, 2025, technology and content costs increased by $12 million, or 11%, due to (i) a $10 million increase in employee incentives, merit and higher headcount (ii) $4 million increase in expenses to support growth plans in hotel acceleration and small and medium enterprise customer base, partially offset by (iii) a $2 million reduction in expenses due to cost savings initiatives.
General and Administrative

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
General and administrative	$68	$86	$(18)	(21)%

For the three months ended March 31, 2025, general and administrative expenses decreased by $18 million, or 21%, due to (i) a $13 million decrease in mergers and acquisitions costs and (ii) a $5 million decrease in head office costs and other corporate expenses.
Restructuring and Other Exit Charges
For the three months ended March 31, 2025, restructuring charges of $4 million related to employee severance costs was primarily due to reduction in workforce to improve operational efficiencies.
Depreciation and Amortization
For the three months ended March 31, 2025, depreciation and amortization decreased by $7 million, or 14%, as certain intangible assets were fully amortized towards the end of second quarter in 2024.
Interest Expense

For the three months ended March 31, 2025, interest expense decreased by $9 million or 27%. The fixed rate margins were generally lower during the three months ended March 31, 2025 compared to three months ended March 31, 2024 due to refinancing of term loans in July 2024. Subsequently, in February 2025, we repriced our term loans that lowered the fixed rate margins further (see note 7 - Long-term Debt). The changes in variable interest rates did not have material impact due to interest rate swaps being in place.

Loss on Early Extinguishment of Debt
During the three months ended March 31, 2025, we recognized a loss on early extinguishment of debt of $2 million arising from repricing of term loans under our senior secured credit agreement in February 2025.
Fair Value Movement on Earnout Derivative Liabilities
During the three months ended March 31, 2025, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $74 million to our consolidated statements of operations compared to a credit of $18 million during the three months ended March 31, 2024. The decrease in fair value of earnout derivative liability during the three months ended March 31, 2025, was mainly driven by the decrease in our stock price as of March 31, 2025.
Other (Loss) Income, net
For the three months ended March 31, 2025, other loss, net, was $9 million compared to other income, net, of $7 million for the three months ended March 31, 2024. The adverse movement of $16 million was primarily driven by unfavorable foreign exchange movements.
Provision for Income Taxes
For the three months ended March 31, 2025 and 2024, we had income tax expense of $21 million and $27 million, respectively. Our effective tax rate is broadly in line with the U.S. federal statutory corporate income tax rate of 21% with the tax impact of non-deductible expenses offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period.

Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities as well as cash and cash equivalent balances on hand. As of March 31, 2025 and December 31, 2024, our cash and cash equivalent balances were $552 million and $536 million, respectively. During the three months ended March 31, 2025 and 2024, our net cash from operating activities was $53 million and $49 million, respectively, and our Free Cash Flow was $26 million and $24 million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of March 31, 2025, our Revolving Credit Facility remained fully undrawn. However, our full utilization of the $360 million of available commitments thereunder may be effectively limited with the leverage-based financial covenant requirements.
We believe our liquidity is important given our limited ability to predict future financial performance due to the uncertainties of a potential economic slowdown on account of prevailing macro-economic conditions. We continue to take measures to improve our liquidity through our cost savings programs (voluntary and involuntary redundancies, process improvements, location optimizations, etc.), and entered into several financial transactions, including debt financing / refinancing / repricing transactions. In February 2025, we entered in an amendment to the A&R Credit Agreement to reduce our interest rate margins by 50 bps (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q). Further, in February 2025, we received an upgrade to our credit ratings which reduced the commitment fees by 0.125% payable on our Revolving Credit Facility (see Net Debt - Debt Ratings below). We continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
Based on our current operating plan, existing cash and cash equivalents, increase in business volume trends, mitigation measures taken or planned to strengthen our liquidity and financial position, along with our increased revolving credit funding capacity under the Amended Credit Agreement and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a foreseeable future. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities or undertake transactions to increase shareholder value. If we elect to pursue any such investments or transactions, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$
Net cash from operating activities	$53	$49	$4
Net cash used in investing activities	$(18)	(25)	7
Net cash used in financing activities	$(25)	(10)	(15)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$6	(5)	11
Net increase in cash, cash equivalents and restricted cash	$16	$9	$7
Cash Flows for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
As of March 31, 2025, we had $577 million of cash, cash equivalents and restricted cash, an increase of $16 million compared to December 31, 2024. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Operating Activities
For the three months ended March 31, 2025 and March 31, 2024, net cash from operating activities was $53 million and $49 million, respectively. The increase in cash flows from operating activities of $4 million was primarily due to (i) $34 million of increase in operating income before considering non-cash charges or credits that was more than offset by $62 million of investment in working capital and (ii) $31 million of proceeds upon termination of interest rate swap contracts.
Investing Activities

During the three months ended March 31, 2025, cash used in investing activities decreased by $7 million due to $9 million of proceeds received from foreign exchange forward contract derivatives that economically hedge certain foreign currency intercompany balances, offset by $2 million of increase in cash outflows related to purchase of property and equipment.
Financing Activities
During the three months ended March 31, 2025, net cash used in financing activities increased by $15 million primarily due to: (i) $12 million of increase in cash paid for taxes withheld upon vesting of equity awards and (ii) $3 million of increase in net repayment of principal amount of term loans under the Amended Credit Agreement.
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
Set forth below is a reconciliation of net cash from operating activities to Free Cash Flow.

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2025	2024
Net cash from operating activities	$53	$49	$4
Less: Purchase of property and equipment	(27)	(25)	(2)
Free Cash Flow	$26	$24	$2
During the three months ended March 31, 2025, our Free Cash Flow improvement of $2 million was due to a $4 million increase in net cash from operating activities as discussed above and an increase of $2 million of cash outflows related to purchases of property and equipment.
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
The following table summarizes our Net Debt position as of March 31, 2025 and December 31, 2024:

(in $ millions)	March 31, 2025	December 31, 2024
Current portion of long-term debt	$19	$19
Long-term debt, net of unamortized debt discount and debt issuance costs	1,365	1,365
Total debt, net of unamortized debt discount and debt issuance costs	1,384	1,384
Less: Cash and cash equivalents	(552)	(536)
Net Debt	$832	$848
As of March 31, 2025, our Net Debt is lower by $16 million compared to Net Debt as of December 31, 2024, due to $16 million increase in cash and cash equivalents balance.
In February 2025, we amended the A&R Credit Agreement to reduce the interest rate margin on term loans from 3.00% per annum to 2.50% per annum (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q). The reduction in margin is expected to decrease our annual cash interest payment by $7 million.

Debt Covenants
The Amended Credit Agreement contains customary restrictive financial and operating covenants (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q).
As of March 31, 2025, we were in compliance with all applicable covenants under the Amended Credit Agreement.
Debt Ratings

In February 2025, our borrowings under the Amended Credit Agreement were upgraded to "BB-" from "B+" by Standard & Poor’s Financial Services LLC ("S&P") with "Stable" outlook. Further, in March 2025, Moody's Corporation also upgraded our senior secured credit facilities to "B1" from "B2". Earlier in 2024, we had also received a "BBB-" rating from Fitch Ratings Inc.

Upon the upgrade in our credit rating in February 2025, our fee for the Revolving Credit Facility, calculated based on the average daily commitments under the Revolving Credit Facility and payable quarterly in arrears, reduced to 0.25% per annum from 0.375% per annum. Our debt ratings have a direct impact on our future borrowing costs and access to capital markets.

Share Repurchase Program

During the three months ended March 31, 2025, we repurchased 182,676 shares under the share repurchase program that was authorized by our Board of Directors in October 2024 and pursuant to which the management was authorized to repurchase, in an amount not to exceed $300 million, shares of the Company's Class A common stock through December 31, 2027. The shares repurchased are held as treasury shares. As of March 31, 2025, we had $298 million that remains available to be utilized under the share repurchase program (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

Contractual Obligations and Commitments
In February 2025, we entered into an amendment to the A&R Credit Agreement to reprice the term loans outstanding under the A&R Credit Agreement. After giving effect to to this amendment, the interest rate margin applicable to the repriced term loans reduced by 0.50% from 3.00% per annum to 2.50% per annum. We expect an interest savings of $7 million per year as a result of debt repricing. This, however, does not materially impact our total contractual obligations for debt as compared to those disclosed in our Annul Report on Form 10-K.
Except for above, there has been no material change to our contractual obligations and commitments as compared to those disclosed in our Annual Report on Form 10-K.
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
For the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.

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
Other than as discussed below, there were no material changes in either our market risks or our mitigating strategies during the three months ended March 31, 2025 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.
Interest Rate Risk
During the three months ended March 31, 2025, we terminated our then existing interest rate swap derivative contracts and received $31 million, in cash, representing the fair value of the contracts on the termination date. We simultaneously entered into two new interest rate swap derivative contracts with similar terms as the previous interest rate swap agreements, except that the terms of the agreements require us to receive a variable rate of three months U.S. SOFR and pay a fixed rate of 4.2075% for $400 million notional rate contract and 4.209% for $500 million notional rate contract.(see note 14 - Derivatives and Hedging and note 15 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Form 10-Q for further information).
Foreign Currency Exchange Rate Risk
During the three months ended March 31, 2025, we entered into certain foreign currency forward contracts that act as economic hedges to offset exposure to foreign currency exchange rate fluctuations resulting from certain of our intercompany balances. The aggregate notional amount of our outstanding foreign currency hedges was approximately $270 million as of March 31, 2025. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement to our foreign currency contracts would have resulted in an increase in losses of $27 million as of March 31, 2025. Such losses would be partially offset by corresponding gains in the remeasurement of the underlying foreign currency balances being economically hedged (see note 14 - Derivatives and Hedging and note 15 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Form 10-Q for further information).

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, management has concluded that as of such date our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For the three months ended March 31, 2025, there were no material changes to the risk factors presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors. For further discussion on our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section titled Risk Factors in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of our Class A common stock repurchases by month for the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 – January 31, 2025	-	-	-	$300,000,000
February 1, 2025 – February 28, 2025	140,000	$8.31	140,000	298,836,600
March 1, 2025 – March 31, 2025	42,676	$7.98	42,676	$298,496,046
Total	182,676		182,676	$298,496,046
(1) On November 5, 2024, we announced that our Board of Directors authorized our management to repurchase shares of our Class A common stock through December 31, 2027 in an amount not to exceed $300 million. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common stock under the program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

Exhibit Number	Description

2.1
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 17, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2025).

2.2
Amendment No. 2 to Agreement and Plan of Merger, dated as of March 17, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 21, 2025).

2.3
Amendment No. 3 to Agreement and Plan of Merger, dated as of March 20, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the SEC on March 21, 2025).

2.4#
Amendment No. 4 to Agreement and Plan of Merger, dated as of March 21, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed with the SEC on March 21, 2025)

10.1#
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 4, 2025, by and among Global Business Travel Group, Inc., GBT US III LLC, the other loan parties party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2025).

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Global Business Travel Group, Inc.

Date: May 6, 2025	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)