Form 10-Q
period 2025-06-30
Global Business Travel Group, Inc.
filed 2025-08-05
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, 479,016,099 shares of the registrant's Class A common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$601	$536
Accounts receivable (net of allowance for credit losses of $11 and $10 as of June 30, 2025 and December 31, 2024, respectively)	722	571
Due from affiliates	59	46
Prepaid expenses and other current assets	135	128
Total current assets	1,517	1,281
Property and equipment, net	238	232
Equity method investments	14	14
Goodwill	1,250	1,201
Other intangible assets, net	465	480
Operating lease right-of-use assets	55	59
Deferred tax assets	274	268
Other non-current assets	58	89
Total assets	$3,871	$3,624
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$353	$263
Due to affiliates	16	22
Accrued expenses and other current liabilities	512	461
Current portion of operating lease liabilities	15	15
Current portion of long-term debt	19	19
Total current liabilities	915	780
Long-term debt, net of unamortized debt discount and debt issuance costs	1,362	1,365
Deferred tax liabilities	37	36
Pension liabilities	163	156
Long-term operating lease liabilities	58	63
Earnout derivative liabilities	27	133
Other non-current liabilities	102	34
Total liabilities	2,664	2,567
Commitments and Contingencies (see note 8)
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 487,125,014 and 478,904,677 shares issued, 478,920,838 and 470,904,677 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	2,829	2,827
Accumulated deficit	(1,487)	(1,575)
Accumulated other comprehensive loss	(86)	(146)
Treasury shares, at cost (8,204,176 and 8,000,000 shares as of June 30, 2025 and December 31, 2024, respectively)	(56)	(55)
Total equity of the Company’s shareholders	1,200	1,051
Equity attributable to non-controlling interest in subsidiaries	7	6
Total shareholders’ equity	1,207	1,057
Total liabilities and shareholders’ equity	$3,871	$3,624
_____________________________________________________________

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in $ millions, except share and per share data)	2025	2024	2025	2024
Revenue	$631	$625	$1,252	$1,235
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	242	247	473	492
Sales and marketing	111	99	214	198
Technology and content	120	112	240	220
General and administrative	69	80	137	166
Restructuring and other exit charges	12	(3)	16	6
Depreciation and amortization	43	48	83	95
Total operating expenses	597	583	1,163	1,177
Operating income	34	42	89	58
Interest income	2	2	4	2
Interest expense	(23)	(32)	(47)	(65)
Loss on early extinguishment of debt	—	—	(2)	—
Fair value movement on earnout derivative liabilities	32	(10)	106	8
Other (loss) income, net	(11)	(1)	(20)	6
Income before income taxes	34	1	130	9
(Provision for) benefit from income taxes	(21)	26	(42)	(1)
Share of income from equity method investments	2	—	2	—
Net income	15	27	90	8
Less: net income attributable to non-controlling interests in subsidiaries	2	1	2	1
Net income attributable to the Company’s Class A common stockholders	$13	$26	$88	$7
Basic income per share attributable to the Company’s Class A common stockholders	$0.03	$0.06	$0.19	$0.01
Weighted average number of shares outstanding - Basic	470,877,173	464,602,244	468,285,384	463,003,146
Diluted income per share attributable to the Company’s Class A common stockholders	$0.03	$0.06	$0.19	$0.01
Weighted average number of shares outstanding - Diluted	474,839,915	470,655,337	476,221,182	468,618,232
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2025	2024	2025	2024
Net income	$15	$27	$90	$8
Other comprehensive income (loss), net of tax:
Change in currency translation adjustments, net of tax	52	(2)	82	(26)
Unrealized (loss) gains on cash flow hedges, net of tax:
Unrealized (loss) gains on cash flow hedges arising during the period	(5)	—	(16)	5
Unrealized gains on cash flow hedges reclassified to interest expense	(1)	(2)	(5)	(4)
Prior service cost arising during the period	—	—	(1)	—
Other comprehensive income (loss), net of tax	46	(4)	60	(25)
Comprehensive income (loss)	61	23	150	(17)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	2	1	2	1
Comprehensive income (loss) attributable to the Company’s Class A common stockholders	$59	$22	$148	$(18)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in $ millions)	2025	2024
Operating activities:
Net income	$90	$8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83	95
Deferred tax charge	10	12
Equity-based compensation	39	38
Allowance for credit losses	3	4
Loss on early extinguishment of debt	2	—
Fair value movement on earnout derivative liabilities	(106)	(8)
Other, net	18	(5)
Changes in working capital:
Accounts receivable	(123)	(10)
Prepaid expenses and other current assets	(3)	(66)
Due from affiliates	(13)	(10)
Due to affiliates	(6)	7
Accounts payable, accrued expenses and other current liabilities	98	71
Defined benefit pension funding	(13)	(14)
Proceeds from termination of interest rate swap contracts	31	—
Net cash from operating activities	110	122
Investing activities:
Purchase of property and equipment	(57)	(49)
Proceeds from foreign exchange forward contracts	27	—
Other	—	5
Net cash used in investing activities	(30)	(44)
Financing activities:
Proceeds from senior secured term loans	99	—
Repayment of senior secured term loans	(106)	(1)
Repurchase of common shares	(1)	—
Contributions for ESPP and proceeds from exercise of stock options	4	5
Payment of taxes withheld on vesting of equity awards	(41)	(19)
Other	(3)	(2)
Net cash used in financing activities	(48)	(17)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(9)
Net increase in cash, cash equivalents and restricted cash	57	52
Cash, cash equivalents and restricted cash, beginning of period	561	489
Cash, cash equivalents and restricted cash, end of period	$618	$541
Supplemental cash flow information:
Cash paid for income taxes, net	$29	$1
Cash paid for interest (net of interest received)	$50	$65
Non-cash additions for operating lease right-of-use assets	$2	$7
Non-cash additions for finance lease	$1	$2

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$601	$536
Restricted cash (included in other non-current assets)	17	25
Cash, cash equivalents and restricted cash	$618	$561
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2024	478,904,677	—	$2,827	$(1,575)	$(146)	8,000,000	(55)	$1,051	$6	$1,057
Equity-based compensation	—	—	19	—	—	—	—	19	—	19
Shares issued, net, on vesting of equity awards and pursuant to ESPP (see note 11)	12,861,105	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(4,883,888)	—	(41)	—	—	—	—	(41)	—	(41)
Repurchase of common shares	—	—	—	—	—	182,676	(1)	(1)	—	(1)
Net income	—	—	—	75	—	—	—	75	—	75
Other comprehensive income, net of tax	—	—	—	—	14	—	—	14	—	14
Balance as of March 31, 2025	486,881,894	—	$2,809	$(1,500)	$(132)	8,182,676	$(56)	$1,121	$6	$1,127
Equity-based compensation	—	—	20	—	—	—	—	20	—	20
Shares issued, net, on vesting/exercise of equity awards (see note 11)	252,054	—	—	—	—	—	—	—	—	—
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 11)	(8,934)	—	—	—	—	—	—	—	—	—
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common shares	—	—	—	—	—	21,500	—	—	—	—
Net income	—	—	—	13	—	—	—	13	2	15
Other comprehensive income, net of tax	—	—	—	—	46	—	—	46	—	46
Balance as of June 30, 2025	487,125,014	—	$2,829	$(1,487)	$(86)	8,204,176	$(56)	$1,200	$7	$1,207

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount
Balance as of December 31, 2023	467,092,817	—	$2,748	$(1,437)	$(103)	$1,208	$4	$1,212
Equity-based compensation	—	—	18	—	—	18	—	18
Shares issued, net, on vesting of / exercise of equity awards	8,732,539	—	4	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards	(3,208,148)	—	(19)	—	—	(19)	—	(19)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(19)	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	(21)	(21)	—	(21)
Balance as of March 31, 2024	472,617,208	—	$2,751	$(1,456)	$(124)	$1,171	$3	$1,174
Equity-based compensation	—	—	20	—	—	20	—	20
Shares issued, net, on vesting of / exercise of equity awards	245,959	—	1	—	—	1	—	1
Net income	—	—	—	26	—	26	1	27
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)	—	(4)
Balance as of June 30, 2024	472,863,167	—	$2,772	$(1,430)	$(128)	$1,214	$4	$1,218

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Business Description and Basis of Presentation
Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries (GBTG, together with its consolidated subsidiaries, the "Company"), operating as American Express Global Business Travel ("Amex GBT"), is a leading software and services company for travel, expense and meetings & events. The Company has built a marketplace in travel with comprehensive and competitive content. The Company offers a choice of software solutions for customers to access the Amex GBT marketplace, backed up by global teams for 24/7 support in over 140 countries.
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

In January 2025, the U.S. Department of Justice (the "DOJ"), filed suit in the U.S. District Court for the Southern District of New York against the Company and CWT, seeking a permanent injunction to prevent the Merger. On July 29, 2025, the DOJ agreed to dismiss its complaint challenging the Company's acquisition of CWT. The Company now expects to close the Merger in the third quarter of 2025, subject to the satisfaction of the remaining closing conditions (see note 18 - Subsequent Events).
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
Certain prior period amounts within the consolidated statements of cash flows have been reclassified to conform to current year presentation.

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
(2)    Recently Issued Accounting Pronouncements
Accounting Pronouncements - Adopted
The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2025.
Accounting Pronouncements - Not Yet Adopted
There were no new accounting standards or pronouncements that were issued during the six months ended June 30, 2025 that the Company expects to have a material impact on its consolidated financial statements. However, the Company has yet to adopt the following accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB").
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2025	2024	2025	2024
Travel revenue	$507	$506	$1,006	$998
Product and professional services revenue	$124	119	246	237
Total revenue	$631	$625	$1,252	$1,235
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
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of June 30, 2025	$721	$28	$33
Balance as of December 31, 2024	$570	$19	$31

Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the six months ended June 30, 2025, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $17 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2024.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. As of June 30, 2025, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $2 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next 2 years.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

(in $ millions)	June 30, 2025	December 31, 2024
Prepaid technology costs	$43	$47
Prepaid travel expenses	18	12
Income tax receivable	14	9
Value added and similar taxes receivables	13	9
Other prepayments and receivables	47	51
Prepaid expenses and other current assets	$135	$128
(5)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	June 30, 2025	December 31, 2024
Accrued operating expenses	$173	$146
Accrued payroll and related costs	164	174
Client deposits	79	55
Deferred revenue	33	31
Accrued restructuring costs (see note 6)	19	12
Income tax payable	17	11
Accrued interest payable	17	20
Value added and similar taxes payable	10	12
Accrued expenses and other current liabilities	$512	$461
(6)    Restructuring, Exit and Related Charges
From time to time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency. The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the six months ended June 30, 2025:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Facility - Lease Related	Total
Balance as of December 31, 2024	$9	$3	$—	$12
Accruals	15	1	1	17
Non-cash items	—	—	(1)	(1)
Cash settled	(8)	(1)	—	(9)
Balance as of June 30, 2025	$16	$3	$—	$19
Employee related costs of $15 million are for severance accruals and are included within restructuring charges in the consolidated statement of operations. Facility - lease related charges is included within general and administrative expense and accelerated amortization of leasehold improvements related to abandoned leases is included within depreciation and amortization expense in the consolidated statements of operations. Facility non-lease related charges are estimated future costs for other non-lease components (e.g., common area maintenance charges) are accrued as part of restructuring expense and recorded as a liability on the facilities abandonment date.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	June 30, 2025	December 31, 2024
Amended and Restated Senior Secured Credit Agreement
Principal amount of senior secured term loans (Maturity - July 2031)	$1,393	$1,400
Other borrowings	8	8
	1,401	1,408
Less: Unamortized debt discount and debt issuance costs	(20)	(24)
Total debt, net of unamortized debt discount and debt issuance costs	1,381	1,384
Less: Current portion of long-term debt	(19)	(19)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,362	$1,365
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
During the six months ended June 30, 2025, the Company repaid the contractual quarterly installment of $7 million of the principal amount of Term B-1 Loans.
The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans). As of June 30, 2025, the Company had $360 million of availability under the Revolving Credit Facility.
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

The Amended Credit Agreement contains a financial covenant applicable solely to the Revolving Credit Facility that requires the First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility (subject to a $10 million exclusion for utilization of the letter of credit sublimit). The Amended Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
defined in the Amendment No.1 to the A&R Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply as of June 30, 2025.
As of June 30, 2025, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the Amended Credit Agreement.
Events of Default
The Amended Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Amended Credit Agreement or other enforcement actions customary for facilities of this type. As of June 30, 2025, no event of default existed under the Amended Credit Agreement.
The Company's effective interest rate on its term loan borrowings for the six months ended June 30, 2025 was approximately 6.7%.

Other borrowings primarily relate to finance leases and equipment sale and lease back transaction.
(8)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2025, the Company had approximately $299 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $116 million relates to the twelve months ending June 30, 2026. These purchase commitments extend through 2031.
Guarantees
The Company has obtained bank guarantees in respect of certain travel suppliers and real estate lease agreements amounting to $21 million. Certain of these bank guarantees require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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
(9)    Income Taxes

For the three and six months ended June 30, 2025, the Company’s provision for income tax expense was $21 million and $42 million, respectively, and its effective tax rate was 64.9% and 32.8%, respectively. GBTG’s effective tax rate for the three and six months ended June 30, 2025 is higher than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets and the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period. These items had

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
a greater impact on the effective tax rate for the three and six months ended June 30, 2025 due to the low pre-tax net income result.
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
Subsequent to the balance sheet date, on July 4, 2025, the United States enacted One Big Beautiful Bill Act (OBBB) introducing significant changes to the U.S. tax code. See note 18 - Subsequent Event for further discussion.

(10)    Earnout Shares
Certain stockholders and employees hold “earnout shares” that convert to the Company’s Class A common stock, to be issued in tranches, when the Company’s Class A common stock’s price achieves certain market share price milestones within specified periods. As of June 30, 2025, the total number of earnout shares issued and outstanding were approximately 23 million.
The earnout shares held by stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”). Such guidance provides that because the earnout shares do not meet the criteria for equity treatment thereunder, earnout shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout shares liability is adjusted to its fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is estimated using the Monte Carlo simulation of the stock prices based on historical market volatility (see note 15 – Fair Value Measurements).
As of June 30, 2025 the fair value of the earnout shares derivative liability was estimated to be $27 million. The Company recognized a gain on the fair value change in earnout shares derivative liability of $32 million and $106 million in its consolidated statement of operations for the three and six months ended June 30, 2025, respectively. The Company recognized a (loss) gain on the fair value change in earnout shares derivative liability of $(10) million and $8 million in its consolidated statement of operations for the three and six months ended June 30, 2024, respectively.
(11)    Equity-Based Compensation
Management Incentive Plan
The table below presents the activity of the Company's stock options for the six months ended June 30, 2025:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)
Balance as of December 31, 2024	13,338,391	$7.52
Exercised	(3,383,399)	$5.86
Expired	(95,903)	$8.46
Balance as of June 30, 2025	9,859,089	$8.08
Exercisable as of June 30, 2025	9,859,089	$8.08	3.3	$—
Total shares withheld to cover the stock option costs and taxes were 2,742,758 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees’ tax obligations to taxing authorities was $2

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
million for the six months ended June 30, 2025, and is reflected as a financing activity within the consolidated statements of cash flows.
2022 Equity Incentive Plan
Restricted Stock Units ("RSUs")
During the six months ended June 30, 2025, as part of its annual grant program, the Company granted 7 million RSUs under the 2022 Equity Incentive Plan to certain of its key employees and directors. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.
The table below presents the activity of the Company’s RSUs for the six months ended June 30, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2024	25,410,910	$6.17
Granted	6,506,266	$8.43
Forfeited	(534,844)	$6.09
Vested	(11,636,579)	$6.40
Balance as of June 30, 2025	19,745,753	$6.79

During the six months ended June 30, 2025, the vested RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 4,593,864 shares were withheld based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total employees’ tax obligations to taxing authorities was $39 million which was paid during the six months ended June 30, 2025 and is reflected as a financing activity within the consolidated statements of cash flows.
Performance Stock Units ("PSUs")
During the six months ended June 30, 2025, as part of its annual grant program, the Company granted 774,644 PSUs under the 2022 Equity Incentive Plan to certain of its key employees. The PSUs cliff-vest at the end of three years from the grant date based on the outcome of certain performance criteria that are established and approved by the Compensation Committee of the Board of Directors. The actual number of equity awards earned is based on the average level of performance goals achieved over a three-year period, relative to established performance goals for each of the respective years within the three-year period. The number of PSUs that will vest based on achievement of performance goals range from 0% to 150% of the original grant. No PSUs vest if the actual performance is less than 50% of performance goals set. The number of PSUs earned upon achievement of performance goals will further be adjusted and the ultimate number of PSUs that will be earned by the grantee will be based on the percentile ranking of the Company’s total shareholder return ("TSR") over the three-year performance period as compared to the TSR of the members of the S&P 500 Index over the same period ("TSR Goal"). However, the total number of PSUs that will ultimately be earned by the grantee will not exceed 187.5% of the original grant, and if the Company's TSR is negative, the ultimate number of PSUs earned by the grantee cannot exceed the original grant. All the PSUs will be settled in the Company's Class A common stock. The PSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock.
The TSR Goal is considered a “market condition” under ASC 718, Compensation-Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of PSUs with a market condition utilizing following assumptions: the expected volatility of 47.40%, the expected term of 2.8 years, the dividend rate of 0% and the risk-free interest rate of 3.94%, which resulted in a calculated fair value of $11.14 per PSU. The Monte Carlo

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
simulation takes into consideration the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the S&P 500 Index. The Company recognizes the equity compensation expense related to PSUs based on the grant-date fair value and number of PSUs expected to vest. Each reporting period, the Company assesses the probability of vesting of the PSUs and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period.
Employee Stock Purchase Plan (“ESPP”)
During the six months ended June 30, 2025, 535,825 shares were issued under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended June 30, 2025 and 2024 amount to $20 million and $20 million, respectively ($16 million and $15 million, net of taxes, respectively), and (ii) for the six months ended June 30, 2025 and 2024 amount to $39 million and
$38 million, respectively ($31 million and $29 million, net of taxes, respectively) and were included as follows:

(in $ millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue (excluding depreciation and amortization)	$1	$1	$2	$2
Sales and marketing	4	6	9	10
Technology and content	5	6	10	10
General and administrative	10	7	18	16
Total	$20	$20	$39	$38
As of June 30, 2025, the Company expects compensation expense related to unvested RSUs and PSUs of approximately $108 million to be recognized over the remaining weighted average period of 1.9 years.
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

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2024	$(104)	$(59)	$17	$(146)
Net changes during the period, net of tax benefit	82	(1)	(21)	60
Balance as of June 30, 2025	$(22)	$(60)	$(4)	$(86)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(52)	$(63)	$12	$(103)
Net changes during the period, net of tax benefit	(26)	—	1	(25)
Balance as of June 30, 2024	$(78)	$(63)	$13	$(128)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tax benefit for net changes related to (i) currency translation adjustments was $8 million and $0 for the six months ended June 30, 2025 and 2024, respectively, and (ii) unrealized gain on cash flow hedges was $7 million and $0 for the six months ended June 30, 2025 and 2024, respectively.
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
Share Repurchase
During the six months ended June 30, 2025, the Company repurchased 204,176 shares of its Class A common stock at a cost of $2 million under its share repurchase program. As of June 30, 2025, the Company has $298 million that remains available to be utilized until December 31, 2027 under its share repurchase program.
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
The Company has excluded approximately (i) 10 million and 11 million of stock options for the three months ended June 30, 2025 and 2024, respectively, and 4 million and 21 million of stock options for the six months ended June 30, 2025 and 2024, respectively, and (ii) 6 million and 1 million of RSUs for the three months ended June 30, 2025 and 2024, respectively, and 6 million and 2 million of RSUs for the six months ended June 30, 2025 and 2024, respectively, as their inclusion would have resulted in anti-dilutive effect on earnings (loss) per share. Additionally, the Company has excluded 0.8 million of PSUs which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares because the performance conditions were not achieved as of June 30, 2025.
The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator – Basic and diluted income per share:
Net income attributable to the Company’s Class A common stockholders (A)	$13	$26	$88	$7

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (B)	470,877,173	464,602,244	468,285,384	463,003,146
Dilutive effect of RSUs	3,956,715	5,512,310	7,073,989	5,257,359
Dilutive effect of stock options	6,027	540,783	861,809	357,727
Weighted average number of Class A Common Stock outstanding – Diluted (C)	474,839,915	470,655,337	476,221,182	468,618,232

Basic income per share attributable to the Company’s Class A common stockholders: (A) / (B)	$0.03	$0.06	$0.19	$0.01

Diluted income per share attributable to the Company’s Class A common stockholders: (A) / (C)	$0.03	$0.06	$0.19	$0.01
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
In January 2025, the Company terminated the above interest rate swap agreements and received $31 million, in cash, representing the fair value of the contracts on the termination date. The Company simultaneously entered into two new interest rate swap agreements with similar terms as set out below:

Notional Amount (in $ millions)	Period	Fixed Interest Rate
$400	September 2024 to July 2028	4.2075%
$500	September 2024 to July 2029	4.209%

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Cross Currency Interest Rate Swaps and Net Investment Hedges

During the six months ended June 30, 2025, the Company had a fixed-to-fixed cross currency interest rate swap ("CCS") contract under which the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $251 million and will pay fixed interest of 5.6390% per annum on EUR notional amount of €240 million. Notional amounts in the respective currencies are deemed to be exchanged at the beginning and end of the swap period. The swap's maturity date is July 26, 2029. Interest settlements under the CCS occur semi-annually in January and July of each year, that commenced on January 26, 2025, and end on July 26, 2029.

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

Foreign Currency Forward Contracts

There are no foreign currency forward contracts open as of June 30, 2025. However, during the six months ended June 30, 2025, the Company entered into certain foreign currency forward contracts that acted as economic hedges to partially offset exposure to foreign currency exchange rate fluctuations that resulted from certain intercompany balances. These contracts were not designated as hedging instruments under ASC 815. The changes in the fair value of the foreign currency forward contracts were recognized in other income (loss), net, on the consolidated statement of operations. All contracts had maturities of 90 days or less when entered into. The Company realized in cash and recognized a gain of $18 million and $27 million on the change in fair value of the foreign currency forward contracts in its consolidated statement of operations for the three and six months ended June 30, 2025, respectively. The cash proceeds received upon settlement of these foreign currency forward contracts is presented as an investing activity within the consolidated statements of cash flows.
Earnout Shares
The Company has issued and outstanding earnout shares which are accounted for as derivative instruments (see note 10 – Earnout Shares).
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$27
Interest rate swaps	Other non-current liabilities	(26)	—
Cross currency interest rate swaps	Other non-current liabilities	$(33)	—
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	(27)	(133)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income:

	Amount of gain/(loss) recognized in other comprehensive income (loss)				Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024		2025	2024	2025	2024
Derivatives designated as hedging instruments
Interest rate swaps	$(7)	$—	$(22)	$5	NA	—	—	—	—
Interest rate swaps re-classed to consolidated statements of operations	(1)	(2)	(5)	(4)	Interest expense	$1	$2	$5	$4
Cross currency interest rate swap	(26)	—	(33)	—	NA	—	—	—	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	—	—	—	—	Other (loss) income, net	18	—	27	—
Earnout Shares	—	—	—	—	Fair value movement on earnout derivative liabilities	32	(10)	106	8
						$51	$(8)	$138	$12
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
As of June 30, 2025, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps, cross currency interest rate swaps and non-employee earnout shares. The foreign currency forward contracts matured on June 30, 2025 and the Company has not entered into any new foreign currency forward contracts.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	June 30, 2025	December 31, 2024
Interest rate swap asset	Level 2	$—	$27
Interest rate swap liability	Level 2	(26)	—
Cross currency interest rate swap liability	Level 2	(33)	—
Non-employee earnout shares	Level 3	(27)	(133)
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
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	June 30, 2025	December 31, 2024
Stock price ($)	$6.30	$9.28
Risk-free interest rate	3.74%	4.26%
Volatility	39.0%	44.0%
Expected term (years)	1.9	2.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$1.51	$6.50
Fair value ($) (per earnout share – Tranche 2)	$0.82	$5.11
The following table presents changes in Level 3 financial liabilities measured at fair value during the six months June 30, 2025:

(in $ millions)	Earnout Shares (Amount)
Balance as of December 31, 2024	$133
Change in fair value	(106)
Balance as of June 30, 2025	$27
The Company does not measure its debt at fair value in its consolidated balance sheets. The fair value of the Company’s long-term debt is determined based on quoted prices in inactive markets for identical debt instruments, or for similar debt instruments, when traded as assets

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair values of the Company’s outstanding senior secured term loans are as follows:

		June 30, 2025		December 31, 2024
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured term loans - amended and restated	Level 2	$1,373	$1,395	$1,376	$1,405
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
Commercial Agreements
The Company has various commercial agreements with affiliates of American Express International, Inc. ("American Express"). In respect of such agreements, included in the operating costs are costs of $10 million and $11 million for the three months ended June 30, 2025 and 2024, respectively, and costs of $20 million and $19 million for the six months ended June 30, 2025 and 2024, respectively, for charges from affiliates of American Express. Revenues also include revenue from affiliates of American Express of approximately $1 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and revenue of $3 million and $4 million for the six months ended June 30, 2025 and 2024, respectively. Amounts payable to affiliates of American Express under these agreements, which include amounts collected by the Company on behalf of affiliates of American Express, as of June 30, 2025 and December 31, 2024, were $16 million and $12 million, respectively. Amounts receivable from affiliates of American Express under these agreements were $2 million and $2 million as of June 30, 2025 and December 31, 2024, respectively.

In November 2021, the Company and an affiliate of EG Corporate Travel Holdings LLC (“Expedia") entered into a ten-year term marketing partner agreement to provide the Company’s business clients with access to Expedia and it's affiliates' hotel content. As a result of this agreement, the Company recognized revenue of $50 million and $58 million for the three months ended June 30, 2025 and 2024, respectively, and $90 million and $98 million for the six months ended June 30, 2025 and 2024, respectively. The Company had $54 million and $44 million receivable from the affiliate of Expedia as of June 30, 2025 and December 31, 2024, respectively.

The Company and an affiliate of Expedia, entered into a Transition Services Agreement in 2021 (as amended from time to time) pursuant to which the affiliate of Expedia provided certain transition services to the Company through April 30, 2024 to facilitate an orderly transfer of Egencia from the Expedia affiliate to the Company. On May1, 2024, the parties entered into an Operating Agreement (as amended from time to time) whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months. The total (reversals)/cost charged to the Company under such agreements for the three months ended June 30, 2025 and 2024, was approximately $(1) million and $5 million, respectively, and for the six months ended June 30, 2025 and 2024, was $1 million and $9 million, respectively, which was included in the Company’s consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company had a payable to an affiliate of Expedia of $0 and $3 million, respectively. Further, as of

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2025, Egencia had a net receivable of $1 million from Expedia on account of net cash collected by Expedia on behalf of Egencia.
As of December 31, 2024, the Company had $7 million payable to an affiliate of Expedia on account of a loss contingency recognized in 2022. During the three months ended March 31, 2025, the Company paid $3 million as the full and final amount towards this accrual and released the $4 million liability balance which is included in the Company's consolidated statements of operations.
As of June 30, 2025, the Company had dividend receivable of $2 million from an equity affiliate.
(17) Segment Information
The Company's reportable segments are determined based upon its internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information utilized on a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. As of June 30, 2025, the Company has determined it has one operating and reporting segment.
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

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2025	2024	2025	2024
Revenue	$631	$625	$1,252	$1,235
Less: (a)
Adjusted cost of revenue (b)	241	246	470	490
Adjusted sales and marketing (b)	106	93	201	186
Adjusted technology and content (b)	115	107	226	209
Adjusted general and administrative (c)	38	52	83	100
Total adjusted cost and expenses	500	498	980	985

Share of income (loss) from equity-method investments	2	—	2	—

Less other segment items:
Interest income	2	2	4	2
Interest expense	(23)	(32)	(47)	(65)
Loss on early extinguishment of debt	—	—	(2)	—
Depreciation and amortization	(43)	(48)	(83)	(95)
Other, net (d)	(54)	(22)	$(56)	(84)
Net income	$15	$27	$90	$8
(a)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(b)Excludes primarily non-cash equity-based compensation and related employer taxes.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

(18) Subsequent Events
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions. Under U.S. GAAP, changes in tax law are accounted for in the period of enactment. All tax effects of a change in tax law on existing current or deferred tax balances, including changes in valuation allowances, are recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment (i.e. for the Company, the impact will be recorded during the three and nine months ended September 30, 2025).The Company is currently assessing the specific implications of these tax law changes and cannot yet reasonably estimate the complete financial statement impact.
CWT Acquisition
On July 29, 2025, the U.S. DOJ agreed to dismiss its complaint challenging the Company's acquisition of CWT. As a result, there are no further regulatory approvals required to close the Merger transaction and the Company now expects to close the Merger in the third quarter of 2025, subject to the satisfaction of the remaining closing conditions.

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
•the outcome of any legal proceedings that may be instituted against the Company or CWT Holdings, Inc. (“CWT”) in connection with our merger with CWT (the “Merger”);
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

In January 2025, the U.S. Department of Justice (the "DOJ"), filed suit in the U.S. District Court for the Southern District of New York against us and CWT, seeking a permanent injunction to prevent the Merger. On July 29, 2025, the DOJ agreed to dismiss its complaint challenging our acquisition of CWT. We now expect to close the Merger transaction in the third quarter of 2025, subject to the satisfaction of the remaining closing conditions.

Macroeconomic conditions and trends

While transactions grew marginally during the six months ended June 30, 2025, there are growing macro-economic and political uncertainties such as recent U.S. tariffs, risk of recession, inflationary pressures, currency fluctuations, stock market volatility and geopolitical conflicts, which have contributed to an increasingly complex business environment and uncertainty in business trends. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.
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
Foreign Currency Exchange

We have considerable business operations outside of the U.S. As we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local functional currency into U.S. Dollars. As a result of movements in foreign currency exchange rates, the amounts of our foreign-currency denominated net assets, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. However, since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

Further, our results of operations are also affected due to the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of entities. These remeasurement adjustments are recognized in earnings and can result in foreign currency gains or losses, depending on the direction of currency movements. Period-to-period changes in exchange rates, particularly in the Euro and British Pound, can introduce volatility into our reported financial results, independent of underlying business performance. While we entered into foreign currency forward contracts to economically hedge, in part, risks from such remeasurements, these measures do not fully offset the impact of foreign currency fluctuations on our financial results.

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

	Three months ended June 30,		Change increase/(decrease)		Six months ended June 30,		Change increase/(decrease)
(in $ millions, except percentages)	2025	2024		%	2025	2024		%
Key Operating Metrics
TTV	$7,891	$7,724	$167	2%	$16,240	$15,829	$411	3%
Transaction Growth	—%	4%	n/m	n/m	1%	5%	n/m	n/m
Key Financial Metrics
Revenue	631	625	6	1%	1,252	1,235	17	1%
Total operating expense	597	583	14	2%	1,163	1,177	(14)	(1)%
Operating income	34	42	(8)	(21)%	89	58	31	53%
Net income	15	27	(12)	(48)%	90	8	82	n/m
Net income margin	2%	4%	(210) bps	n/m	7%	1%	650 bps	n/m
Net cash from operating activities	57	73	(16)	(23)%	110	122	(12)	(10)%
EBITDA	100	79	21	24%	260	167	93	54%
Adjusted EBITDA	133	127	6	4%	274	250	24	10%
Adjusted EBITDA margin	21%	20%	70 bps	3%	22%	20%	160 bps	8%
Adjusted Operating Expenses	500	498	2	—%	980	985	(5)	—%
Free Cash Flow	27	49	(22)	(45)%	53	73	(20)	(28)%

	As of June 30,	As of December 31,
	2025	2024
Net Debt	$780	$848
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

For the three months ended June 30, 2025, TTV increased by $167 million, or 2%, to $7,891 million compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, TTV increased by $411 million, or 3%, to $16,240 million compared to the six months ended June 30, 2024.The increase in TTV during the three months ended June 30, 2025 was primarily due to favorable impact from foreign currency exchange rates and an increase in both average air transaction price and average hotel stay price. The increase in TTV during the six months ended June 30, 2025 was primarily due to an increase in both average air transaction price and average hotel stay price.

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

Transaction Growth remained stable for the three months ended June 30, 2025 and was 1% for the six months ended June 30, 2025 compared to the respective prior year periods. Marginal increase in Transaction Growth during the six months ended June 30, 2025 was primarily due to share gains and increased demand for business travel from our clients, and an increase in global multinational customer base performance.

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

Set forth below is a reconciliation of net income to EBITDA and Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2025	2024	2025	2024
Net income	$15	$27	$90	$8
Interest income	(2)	(2)	(4)	(2)
Interest expense	23	32	47	65
Loss on early extinguishment of debt	—	—	2	—
Provision for (benefit from) income taxes	21	(26)	42	1
Depreciation and amortization	43	48	83	95
EBITDA	100	79	260	167
Restructuring, exit and related charges (a)	13	(3)	17	6
Integration costs (b)	3	7	8	13
Mergers and acquisitions (c)	18	6	24	25
Equity-based compensation and related employer taxes (d)	20	20	51	42
Fair value movement on earnout derivative liabilities (e)	(32)	10	(106)	(8)
Other adjustments, net (f)	11	8	20	5
Adjusted EBITDA	$133	$127	$274	$250
Net income Margin	2%	4%	7%	1%
Adjusted EBITDA Margin	21%	20%	22%	20%
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2025	2024	2025	2024
Total operating expenses	$597	$583	$1,163	$1,177
Adjustments:
Depreciation and amortization	(43)	(48)	(83)	(95)
Restructuring, exit and related charges (a)	(13)	3	(17)	(6)
Integration costs (b)	(3)	(7)	(8)	(13)
Mergers and acquisitions (c)	(18)	(6)	(24)	(25)
Equity-based compensation and related employer taxes (d)	(20)	(20)	(51)	(42)
Other adjustments, net (f)	—	(7)	—	(11)
Adjusted Operating Expenses	$500	$498	$980	$985
_____________________________________________________________
(a)Includes (i) employee severance costs/(reversals) of $11 million and $(3) million for the three months ended June 30, 2025 and 2024, respectively, and $15 million and $6 million for the six months ended June 30, 2025 and 2024, respectively, (ii) accelerated amortization of operating lease ROU assets of $1 million for each of the three and six months ended June 30, 2025 and (iii) contract costs related to facility abandonment of $1 million for the three and six months ended June 30, 2025.
(b)Represents expenses related to the integration of business acquisitions.
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

(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $0 and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $1 million and $6 million for the six months ended June 30, 2025 and 2024, respectively, and (ii) legal and professional services costs/ (reversals) of $0 and $4 million for the three months ended June 30, 2025 and 2024, respectively and $(1) million and $5 million for the six months ended June 30, 2025 and 2024, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange (loss) gains of $(10) million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $(17) million and $9 million for the six months ended June 30, 2025 and 2024, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $1 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $3 million and $3 million for the six months ended June 30, 2025 and 2024, respectively.

For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following is a discussion of our results of the consolidated statements of operations for the three months ended June 30, 2025 and 2024:
Revenues

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Travel revenue	$507	$506	$1	—%
Product and professional services revenue	124	119	5	4%
Total revenue	$631	$625	$6	1%

For the three months ended June 30, 2025, our total revenue increased by $6 million, or 1%, primarily due to an increase in Product and professional services revenue. The increase in total revenue was primarily driven by (i) an $8 million favorable foreign exchange impact, partially offset by (ii) a modest decline of 10bps in yield to 8% due to a mix of non-TTV driven revenue and higher digital transactions. Yield is calculated as total revenue divided by TTV for the same period.

Travel Revenue increased marginally by $1 million. Increase in revenue resulting from favorable foreign exchange impact of $5 million was partially offset by reduction in revenue due to decrease in yield.

Product and professional services revenue increased $5 million, or 4%, primarily due to a $3 million increase in management fees and $3 million of favorable foreign exchange impact.

Cost of Revenue (Excluding Depreciation and Amortization)

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$242	$247	$(5)	(2)%

For the three months ended June 30, 2025, cost of revenue (excluding depreciation and amortization) decreased by $5 million, or 2%, due to (i) a $15 million productivity improvements primarily driven by reduction in expenses due to cost savings initiatives, partially offset by (ii) a $5 million related to employee merit increases and (iii) a $5 million increase due to unfavorable foreign exchange impact.

Sales and Marketing

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Sales and marketing	$111	$99	$12	13%

For the three months ended June 30, 2025, sales and marketing expenses increased by $12 million, or 13%, primarily due to (i) a $7 million increase mainly due to professional services vendor spend and costs to manage volume and support growth plans in hotel acceleration and small and medium enterprise customer base, (ii) a $5 million increase related to higher employee headcount and merit increases, (iii) a $2 million increase due to unfavorable foreign exchange impact, partially offset by (iv) a $3 million reduction in expenses primarily due to cost savings initiatives.
Technology and Content

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Technology and content	$120	$112	$8	8%

For the three months ended June 30, 2025, technology and content costs increased by $8 million, or 8%, due to (i) a $5 million increase related to higher employee headcount and merit increases, (ii) a $5 million increase in expenses to support growth plans in hotel acceleration and small and medium enterprise customer base, (iii) a $3 million increase due to unfavorable foreign exchange impact, partially offset by (iv) a $5 million reduction in expenses due to cost savings initiatives.
General and Administrative

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
General and administrative	$69	$80	$(11)	(14)%

For the three months ended June 30, 2025, general and administrative expenses decreased by $11 million, or 14%, primarily due to (i) a $14 million decrease in head office costs and other corporate expenses, (ii) a $4 million decrease in integration costs and (iii) a $4 million reduction in expenses primarily due to cost savings initiatives, partially offset by (iv) a $12 million increase in mergers and acquisitions costs.
Restructuring and Other Exit Charges
For the three months ended June 30, 2025, restructuring charges of $12 million related to employee severance costs was primarily due to reduction in workforce to improve operational efficiencies.
Depreciation and Amortization
For the three months ended June 30, 2025, depreciation and amortization decreased by $5 million, or 12%, as certain intangible assets were fully amortized towards the end of the second quarter in 2024.
Interest Expense

For the three months ended June 30, 2025, interest expense decreased by $9 million or 27%. The fixed rate margins were generally lower during the three months ended June 30, 2025 compared to three months ended June 30, 2024 due to refinancing of term loans in July 2024. Subsequently, in February 2025, we repriced our term loans that lowered the fixed rate margins further (see note 7 - Long-term Debt). The changes in variable interest rates did not have material impact due to interest rate hedges being in place.

Fair Value Movement on Earnout Derivative Liabilities
During the three months ended June 30, 2025, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $32 million to our consolidated statements of operations compared to a charge of $10 million during the three months ended June 30, 2024. The decrease in fair value of earnout derivative liability during the three months ended June 30, 2025, was mainly driven by the decrease in our stock price and the lower remaining expected term of the earnout shares as of June 30, 2025.
Other Loss, Net
For the three months ended June 30, 2025, other loss, net, increased by $10 million primarily due to unfavorable foreign exchange movements.
Provision for (Benefit from) Income Taxes

For the three months ended June 30, 2025 and 2024, we had income tax provision (benefit) of $21 million and $(26) million, respectively. Our effective tax rate for the three months ended June 30, 2025 of 64.9% is higher than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets and the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period. Additionally, these items have a greater impact on the effective tax rate for the period due to the low pre-tax net income. Our effective tax rate for the three month period ended June 30, 2024 is different than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets, certain U.S. minimum taxes, non-deductible expenses, and non-taxable income. The impact of these items has a large impact on the effective tax rate due to the low pre-tax net income.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following is a discussion of our results of the consolidated statements of operations for the six months ended June 30, 2025 and 2024:
Revenues

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Travel revenue	$1,006	$998	$8	1%
Product and professional services revenue	$246	237	9	4%
Total revenue	$1,252	$1,235	$17	1%

For the six months ended June 30, 2025, our total revenue increased by $17 million, or 1%, due to an increase in both Travel Revenue and Product and professional services revenue. The increase in total revenue was driven by a 1% increase in Transaction Growth and 3% increase in TTV, offset by a modest decline of 9 bps in yield to 7.7% due to mix of non-TTV driven revenue and higher digital transactions. On a full-year basis, revenue yield is expected to decline 10 to 20 basis points year over year.

Travel Revenue increased by $8 million, or 1%, primarily due to a1% increase in Transaction Growth and 3% increase in TTV, offset by a modest decline in yield.

Product and Professional Services Revenue increased by $9 million, or 4%, primarily due to a $4 million increase in management fees and a $4 million increase in other professional services revenue.
Cost of Revenue (Excluding Depreciation and Amortization)

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$473	$492	$(19)	(4)%

For the six months ended June 30, 2025, cost of revenue (excluding depreciation and amortization) decreased by $19 million, or 4%, due to (i) $29 million productivity improvements primarily driven by reduction in expenses due to cost savings initiatives, partially offset by (ii) an $11 million related to employee merit increases.
Sales and Marketing

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Sales and marketing	$214	$198	$16	8%

For the six months ended June 30, 2025, sales and marketing expenses increased by $16 million, or 8%, primarily due to (i) a $10 million increase related to higher employee headcount and merit increases, (ii) a $6 million increase in costs to manage volume and support growth plans in hotel acceleration and small and medium enterprise customer base, (iii) a $4 million increase mainly due to professional services vendor spend, partially offset by (iv) a $7 million reduction in expenses primarily due to cost savings initiatives.
Technology and Content

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Technology and content	$240	$220	$20	10%

For the six months ended June 30, 2025, technology and content costs increased by $20 million, or 10%, primarily due to (i) a $15 million increase related to higher employee headcount and merit increases and (ii) a $9 million increase to support growth plans in hotel acceleration and small and medium enterprise customer base, partially offset by (iii) a $7 million reduction in expenses due to cost savings initiatives.
General and Administrative

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
General and administrative	$137	$166	$(29)	(18)%

For the six months ended June 30, 2025, general and administrative expenses decreased by $29 million, or 18%, due to (i) a $19 million decrease in head office costs and other corporate expenses, (ii) a $5 million decrease in integration costs and (iii) a $5 million decrease resulting from cost saving initiatives.
Restructuring and Other Exit Charges
For the six months ended June 30, 2025, restructuring charges of $16 million primarily related to employee severance costs due to reduction in workforce to improve operational efficiencies.
Depreciation and Amortization
For the six months ended June 30, 2025, depreciation and amortization decreased $12 million, or 13%, as certain intangible assets were fully amortized during 2024.
Interest Expense
For the six months ended June 30, 2025, interest expense decreased by $18 million or 27%. The fixed rate margins were generally lower during the six months ended June 30, 2025 compared to six months ended June 30, 2024 due to refinancing of term loans in July 2024. Subsequently, in February 2025, we repriced our term loans that lowered the fixed rate margins further (see note 7 - Long-term Debt). The changes in variable interest rates did not have material impact due to interest rate hedges being in place.

Fair Value Movements on Earnout Derivative Liabilities
During the six months ended June 30, 2025, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $106 million to our consolidated statements of operations compared to a credit of $8 million during the six months ended June 30, 2024. The decrease in fair value of earnout derivative liability during the six months ended June 30, 2025 was mainly driven by the decrease in our stock price and the lower remaining expected term of the earnout shares as of June 30, 2025.
Other (Loss) Income, Net
For the six months ended June 30, 2025, other loss, net, was $20 million compared to other income, net, of $6 million for the six months ended June 30, 2024. The adverse movement of $26 million was primarily driven by unfavorable foreign exchange movements.
Provision for Income Taxes

For the six months ended June 30, 2025 and 2024, we had income tax expense of $42 million and $1 million, respectively. Our effective tax rate for the six months ended June 30, 2025 of 32.8% is higher than the U.S. federal statutory corporate income tax rate of 21% primarily due to changes to the valuation allowance for deferred tax assets and the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period. Our effective tax rate for the six months ended June 30, 2024 is different than the U.S. federal statutory corporate income tax rate of 21% due to permanent differences between financial accounting income and income for tax purposes, changes to the valuation allowance and certain U.S. minimum taxes expected to arise for the full year. The impact of these items has a large impact on the effective tax rate due to the low pre-tax net income.
Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities as well as cash and cash equivalent balances on hand. As of June 30, 2025 and December 31, 2024, our cash and cash equivalent balances were $601 million and $536 million, respectively. During the six months ended June 30, 2025 and 2024, our net cash from operating activities was $110 million and $122 million, respectively, and our Free Cash Flow was $53 million and $73 million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of June 30, 2025, our Revolving Credit Facility remained fully undrawn. However, our full utilization of the $360 million of available commitments thereunder may be effectively limited with the leverage-based financial covenant requirements.
We believe our liquidity is important given our limited ability to predict future financial performance due to the uncertainties of a potential economic slowdown on account of prevailing macro-economic conditions. We continue to take measures to improve our liquidity. Such measures include our cost savings initiatives that includes productivity-related actions (process improvements, location optimizations, voluntary and involuntary redundancies, etc.) and vendor cost reductions. Cost savings include benefits for actions taken in the prior year and in 2025. Further, from time to time, we have entered into several financial transactions, including debt financing / refinancing / repricing transactions to reduce costs and improve liquidity. In February 2025, we entered in an amendment to the A&R Credit Agreement to reduce our interest rate margins by 50 bps (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q). Further, in February 2025, we received an upgrade to our credit ratings which reduced the commitment fees by 0.125% payable on our Revolving Credit Facility (see Net Debt - Debt Ratings below). We continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
Based on our current operating plan, existing cash and cash equivalents, increase in business volume trends, mitigation measures taken or planned to strengthen our liquidity and financial position, along with our revolving credit funding capacity under the Amended Credit Agreement and cash flows from operations, we believe we have adequate liquidity to meet the future operating, investing and financing needs of the business for a foreseeable future. Although we believe that we will have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business and to continue to expand our business, we may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities or undertake transactions to increase shareholder value. If we elect to pursue any such investments or transactions, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that such funding would be available to us on acceptable terms or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$
Net cash from operating activities	$110	$122	$(12)
Net cash used in investing activities	$(30)	(44)	14
Net cash used in financing activities	$(48)	(17)	(31)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$25	(9)	34
Net increase in cash, cash equivalents and restricted cash	$57	$52	$5
Cash Flows for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
As of June 30, 2025, we had $618 million of cash, cash equivalents and restricted cash, an increase of $57 million compared to December 31, 2024. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Operating Activities
During the six months ended June 30, 2025, net cash from operating activities decreased by $12 million due to (i) $43 million cash outflows resulting from investment in working capital and higher income tax payments that were mitigated by an increase in operating income before considering non-cash charges or credits and lower cash interest payments, partially offset by (ii) $31 million of proceeds upon termination of interest rate swap contracts.
Investing Activities

During the six months ended June 30, 2025, cash used in investing activities decreased by $14 million due to (i) $27 million of proceeds received on maturity of foreign exchange forward contract derivatives that economically hedged certain foreign currency intercompany balances, partially offset by (ii) an $8 million increase in cash outflows related to purchase of property and equipment and (iii) $5 million of proceeds received during 2024 for a loan given to an equity affiliate in prior period.
Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities increased by $31 million primarily due to (i) a $22 million increase in cash paid for taxes withheld upon vesting of equity awards and (ii) a $6 million increase in net repayment of principal amount of term loans under the Amended Credit Agreement.
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
Set forth below is a reconciliation of net cash from operating activities to Free Cash Flow.

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2025	2024
Net cash from operating activities	$110	$122	$(12)
Less: Purchase of property and equipment	(57)	(49)	(8)
Free Cash Flow	$53	$73	$(20)
During the six months ended June 30, 2025, our Free Cash Flow decreased by $20 million due to a $12 million decrease in net cash from operating activities as discussed above and an increase of $8 million of cash outflows related to purchases of property and equipment.
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
The following table summarizes our Net Debt position as of June 30, 2025 and December 31, 2024:

(in $ millions)	June 30, 2025	December 31, 2024
Current portion of long-term debt	$19	$19
Long-term debt, net of unamortized debt discount and debt issuance costs	1,362	1,365
Total debt, net of unamortized debt discount and debt issuance costs	1,381	1,384
Less: Cash and cash equivalents	(601)	(536)
Net Debt	$780	$848
As of June 30, 2025, our Net Debt is lower by $68 million compared to Net Debt as of December 31, 2024, primarily due to a $65 million increase in cash and cash equivalents balance.
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
As of June 30, 2025, we were in compliance with all applicable covenants under the Amended Credit Agreement.

Debt Ratings

In February 2025, our borrowings under the Amended Credit Agreement were upgraded to "BB-" from "B+" by Standard & Poor’s Financial Services LLC with Stable outlook. In March 2025, Moody's Corporation also upgraded our senior secured credit facilities to "B1" from "B2" and in June 2025, Fitch Ratings Inc. revised our rating outlook from Stable to Positive, while maintaining a "BBB-" rating.

Upon the upgrade in our credit rating in February 2025, our fee for the Revolving Credit Facility, calculated based on the average daily commitments under the Revolving Credit Facility and payable quarterly in arrears, reduced to 0.25% per annum from 0.375% per annum. Our debt ratings have a direct impact on our future borrowing costs and access to capital markets.

Share Repurchase Program

During the six months ended June 30, 2025, we repurchased 204,176 shares under the share repurchase program that was authorized by our Board of Directors in October 2024 and pursuant to which the management was authorized to repurchase, in an amount not to exceed $300 million, shares of the Company's Class A common stock through December 31, 2027. The shares repurchased are held as treasury shares. As of June 30, 2025, we had $298 million that remains available to be utilized under the share repurchase program (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

Contractual Obligations and Commitments
In February 2025, we entered into an amendment to the A&R Credit Agreement to reprice the term loans outstanding under the A&R Credit Agreement. After giving effect to this amendment, the interest rate margin applicable to the repriced term loans reduced by 0.50% from 3.00% per annum to 2.50% per annum. We expect an interest savings of $7 million per year as a result of debt repricing. This, however, does not materially impact our total contractual obligations for debt as compared to those disclosed in our Annual Report on Form 10-K.
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
For the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.
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
Other than as discussed below, there were no material changes in either our market risks or our mitigating strategies during the six months ended June 30, 2025 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.
Interest Rate Risk
In January 2025, we terminated our then existing interest rate swap derivative contracts and received $31 million, in cash, representing the fair value of the contracts on the termination date. We simultaneously entered into two new interest rate swap derivative contracts with similar terms as the previous interest rate swap agreements, except that the terms of the agreements require us to pay a fixed rate of 4.2075% for $400 million notional rate contract and 4.209% for $500 million notional rate contract (see note 14 - Derivatives and Hedging and note 15 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Form 10-Q for further information).
Foreign Currency Exchange Rate Risk
There are no foreign currency forward contracts open as of June 30, 2025. However, during the six months ended June 30, 2025, we entered into certain foreign currency forward contracts that acted as economic hedges to offset exposure to foreign currency exchange rate fluctuations that resulted from certain of our intercompany balances. Upon maturity, we realized $27 million on such foreign currency forward contracts (see note 14 - Derivatives and Hedging and note 15 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Form 10-Q for further information).
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
ITEM 1A. Risk Factors
For the six months ended June 30, 2025, there were no material changes to the risk factors presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors. For further discussion on our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section titled Risk Factors in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of our Class A common stock repurchases by month for the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 – April 30, 2025	—	—	—	$298,496,046
May 1, 2025 – May 31, 2025	—	—	—	298,496,046
June 1, 2025 – June 30, 2025	21,500	$6.56	21,500	298,355,006
Total	21,500		21,500
(1) On November 5, 2024, we announced that our Board of Directors authorized our management to repurchase shares of our Class A common stock through December 31, 2027 in an amount not to exceed $300 million. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common stock under the program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

We inadvertently omitted the disclosure of a pre-arranged stock trading plan adopted by John David Thompson, our Chief Technology Officer, on March 10, 2025, in Item 5 of Part II in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025. Mr. Thompson’s plan provides for the potential sale of up to 306,336 shares plus 100% of the net number of shares that are scheduled to vest on or about August 12, 2025 and March 1, 2026, between June 9, 2025 and September 30, 2026, subject to the plan's earlier expiration or completion in accordance with its terms. This trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

Global Business Travel Group, Inc.

Date: August 5, 2025	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)