Form 10-Q
period 2025-09-30
Global Business Travel Group, Inc.
filed 2025-11-10
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, 523,526,133 shares of the registrant's Class A common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$427	$536
Accounts receivable (net of allowance for credit losses of $11 and $10 as of September 30, 2025 and December 31, 2024, respectively)	930	571
Due from affiliates	54	46
Prepaid expenses and other current assets	211	128
Total current assets	1,622	1,281
Property and equipment, net	304	232
Equity method investments	56	14
Goodwill	1,559	1,201
Other intangible assets, net	758	480
Operating lease right-of-use assets	68	59
Deferred tax assets	265	268
Other non-current assets	128	89
Total assets	$4,760	$3,624
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$556	$263
Due to affiliates	30	22
Accrued expenses and other current liabilities	691	461
Current portion of operating lease liabilities	22	15
Current portion of long-term debt	23	19
Total current liabilities	1,322	780
Long-term debt, net of unamortized debt discount and debt issuance costs	1,366	1,365
Deferred tax liabilities	62	36
Pension liabilities	181	156
Long-term operating lease liabilities	64	63
Earnout derivative liabilities	53	133
Other non-current liabilities	178	34
Total liabilities	3,226	2,567
Commitments and Contingencies (see note 9)
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 538,220,784 and 478,904,677 shares issued, 525,945,634 and 470,904,677 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	3,260	2,827
Accumulated deficit	(1,549)	(1,575)
Accumulated other comprehensive loss	(93)	(146)
Treasury shares, at cost (12,275,150 and 8,000,000 shares as of September 30, 2025 and December 31, 2024, respectively)	(89)	(55)
Total equity of the Company’s shareholders	1,529	1,051
Equity attributable to non-controlling interest in subsidiaries	5	6
Total shareholders’ equity	1,534	1,057
Total liabilities and shareholders’ equity	$4,760	$3,624
______________________________________________________

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in $ millions, except share and per share data)	2025	2024	2025	2024
Revenue	$674	$597	$1,926	$1,832
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	270	237	743	729
Sales and marketing	108	99	322	297
Technology and content	130	112	370	332
General and administrative	76	75	213	241
Restructuring and other exit charges	29	4	45	10
Depreciation and amortization	49	43	132	138
Total operating expenses	662	570	1,825	1,747
Operating income	12	27	101	85
Interest income	2	2	6	4
Interest expense	(24)	(28)	(71)	(93)
Loss on early extinguishment of debt	—	(38)	(2)	(38)
Fair value movement on earnout derivative liabilities	(26)	(22)	80	(14)
Other loss, net	(4)	(15)	(24)	(9)
(Loss) income before income taxes	(40)	(74)	90	(65)
Provision for income taxes	(24)	(54)	(66)	(55)
Share of income from equity method investments	2	—	4	—
Net (loss) income	(62)	(128)	28	(120)
Less: net income attributable to non-controlling interests in subsidiaries	—	1	2	2
Net (loss) income attributable to the Company’s Class A common stockholders	$(62)	$(129)	$26	$(122)
Basic (loss) income per share attributable to the Company’s Class A common stockholders	$(0.13)	$(0.28)	$0.06	$(0.26)
Weighted average number of shares outstanding - Basic	485,823,844	462,291,043	474,195,781	462,763,170
Diluted (loss) income per share attributable to the Company’s Class A common stockholders	$(0.13)	$(0.28)	$0.05	$(0.26)
Weighted average number of shares outstanding - Diluted	485,823,844	462,291,043	481,688,836	462,763,170
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Net (loss) income	$(62)	$(128)	$28	$(120)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	(6)	46	76	20
Unrealized losses on cash flow hedges, net of tax:
Unrealized gains (losses) on cash flow hedges arising during the period	1	(10)	(15)	(5)
Unrealized gains on cash flow hedges reclassified to interest expense	(2)	(2)	(7)	(6)
Prior service cost arising during the period	—	—	(1)	—
Other comprehensive (loss) income, net of tax	(7)	34	53	9
Comprehensive (loss) income	(69)	(94)	81	(111)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	—	1	2	2
Comprehensive (loss) income attributable to the Company’s Class A common stockholders	$(69)	$(95)	$79	$(113)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in $ millions)	2025	2024
Operating activities:
Net income (loss)	$28	$(120)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	132	138
Deferred tax charge	18	29
Equity-based compensation	58	58
Allowance for credit losses	4	7
Loss on early extinguishment of debt	2	38
Fair value movement on earnout derivative liabilities	(80)	14
Other, net	17	14
Changes in working capital:
Accounts receivable	(129)	24
Prepaid expenses and other current assets	(15)	(26)
Due from affiliates	(8)	(4)
Due to affiliates	(3)	(11)
Accounts payable, accrued expenses and other current liabilities	146	66
Defined benefit pension funding	(20)	(20)
Proceeds from termination of interest rate swap contracts	31	—
Net cash from operating activities	181	207
Investing activities:
Business acquisition, net of cash and restricted cash acquired	(138)	—
Purchase of property and equipment	(90)	(75)
Proceeds from foreign exchange forward contracts	27	—
Other	—	5
Net cash used in investing activities	(201)	(70)
Financing activities:
Proceeds from senior secured term loans	99	1,397
Repayment of senior secured term loans	(110)	(1,372)
Repurchase of common shares	(34)	(55)
Contributions for ESPP and proceeds from exercise of stock options	8	27
Payment of taxes withheld on vesting of equity awards	(42)	(22)
Payment of debt financing costs	—	(25)
Prepayment penalty and other costs related to early extinguishment of debt	—	(26)
Other	(2)	(3)
Net cash used in financing activities	(81)	(79)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	3
Net (decrease) increase in cash, cash equivalents and restricted cash	(80)	61
Cash, cash equivalents and restricted cash, beginning of period	561	489
Cash, cash equivalents and restricted cash, end of period	$481	$550
Supplemental cash flow information:
Cash paid for income taxes, net	$45	$13
Cash paid for interest (net of interest received)	$71	$75
Non-cash additions for operating lease right-of-use assets	$3	$26
Non-cash additions for finance lease	$1	$5
Issuance of common shares pursuant to the CWT acquisition	$408	$—

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$427	$536
Cash and cash equivalents (included within held for sale assets - see notes 3 and 5)	5	—
Restricted cash (included in other non-current assets)	49	25
Cash, cash equivalents and restricted cash	$481	$561
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2024	478,904,677	—	$2,827	$(1,575)	$(146)	8,000,000	(55)	$1,051	$6	$1,057
Equity-based compensation	—	—	19	—	—	—	—	19	—	19
Shares issued, net, on vesting of equity awards and pursuant to ESPP (see note 12)	12,861,105	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 12)	(4,883,888)	—	(41)	—	—	—	—	(41)	—	(41)
Repurchase of common shares (see note 13)	—	—	—	—	—	182,676	(1)	(1)	—	(1)
Net income	—	—	—	75	—	—	—	75	—	75
Other comprehensive income, net of tax	—	—	—	—	14	—	—	14	—	14
Balance as of March 31, 2025	486,881,894	—	$2,809	$(1,500)	$(132)	8,182,676	$(56)	$1,121	$6	$1,127
Equity-based compensation	—	—	20	—	—	—	—	20	—	20
Shares issued, net, on vesting/exercise of equity awards (see note 12)	252,054	—	—	—	—	—	—	—	—	—
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 12)	(8,934)	—	—	—	—	—	—	—	—	—
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common shares (see note 13)	—	—	—	—	—	21,500	—	—	—	—
Net income	—	—	—	13	—	—	—	13	2	15
Other comprehensive income, net of tax	—	—	—	—	46	—	—	46	—	46
Balance as of June 30, 2025	487,125,014	—	$2,829	$(1,487)	$(86)	8,204,176	$(56)	$1,200	$7	$1,207
Equity-based compensation	—	—	19	—	—	—	—	19	—	19
Shares issued for the CWT acquisition (see note 3)	50,357,742	—	408	—	—	—	—	408	—	408
Fair value of non-controlling interest acquired	—	—	—	—	—	—	—	—	(2)	(2)
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP (see note 12)	852,773	—	5	—	—	—	—	5	—	5
Shares withheld for taxes in relation to vesting of equity awards (see note 12)	(114,745)	—	(1)	—	—	—	—	(1)	—	(1)
Repurchase of common shares (see note 13)	—	—	—	—	—	4,070,974	(33)	(33)	—	(33)
Net loss	—	—	—	(62)	—	—	—	(62)	—	(62)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	—	(7)	—	(7)
Balance as of September 30, 2025	538,220,784	—	$3,260	$(1,549)	$(93)	12,275,150	$(89)	$1,529	$5	$1,534

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2023	467,092,817	—	$2,748	$(1,437)	$(103)	—	—	$1,208	$4	$1,212
Equity-based compensation	—	—	18	—	—	—	—	18	—	18
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP	8,732,539	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards	(3,208,148)	—	(19)	—	—	—	—	(19)	—	(19)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(19)	—	—	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	(21)	—	—	(21)	—	(21)
Balance as of March 31, 2024	472,617,208	—	$2,751	$(1,456)	$(124)	—	—	$1,171	$3	$1,174
Equity-based compensation	—	—	20	—	—	—	—	20	—	20
Shares issued, net, on vesting of / exercise of equity awards	245,959	—	1	—	—	—	—	1	—	1
Net income	—	—	—	26	—	—	—	26	1	27
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	—	(4)	—	(4)
Balance as of June 30, 2024	472,863,167	—	$2,772	$(1,430)	$(128)	$—	$—	$1,214	$4	$1,218
Equity-based compensation	—	—	21	—	—	—	—	21	—	21
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP	6,066,028	—	22	—	—	—	—	22	—	22
Shares withheld for taxes in relation to vesting of equity awards	(932,997)	—	(6)	—	—	—	—	(6)	—	(6)
Repurchase of common shares	—	—	—	—	—	8,000,000	(55)	(55)	—	(55)
Net (loss) income	—	—	—	(129)	—	—	—	(129)	1	(128)
Other comprehensive income, net of tax	—	—	—	—	34	—	—	34	—	34
Balance as of September 30, 2024	477,996,198	$—	$2,809	$(1,559)	$(94)	8,000,000	$(55)	$1,101	$5	$1,106

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
On March 24, 2024, GBTG entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with CWT Holdings, LLC, a Delaware limited liability company (“CWT”). On September 2, 2025, GBTG completed the acquisition of CWT in accordance with the terms of the Merger Agreement (see note 3 - Business Acquisitions).
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, purchase price allocations for business acquisitions including valuation of acquired intangible assets and goodwill and contingent consideration, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps, cross currency interest rate swaps, earnout shares and contingent liabilities. Actual results could differ materially from those estimates.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2)    Recently Issued Accounting Pronouncements
Accounting Pronouncements - Adopted
The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2025.
Accounting Pronouncements - Not Yet Adopted
The Company has yet to adopt the following accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB").
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which applies to costs incurred to develop or obtain software for internal use. The ASU amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027 and can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.
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

(3) Business Acquisitions
Acquisition of CWT
On September 2, 2025, the Company completed the previously announced acquisition of all of the issued and outstanding equity interests of CWT in accordance with the terms of the Merger Agreement for a total purchase consideration of $607 million. CWT is a global business travel and meetings management company that provides corporate travel booking, program management and related services to enterprises and government clients. The acquisition of CWT is expected to enhance the Company’s geographic reach, broaden its client base, and generate operating synergies through integration of technology platforms, supplier relationships, and operational efficiencies. The components of the total purchase consideration, as further discussed below, consisted of (i) $408 million in shares, (ii) $196 million in cash, and (iii) $3 million in contingent consideration.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At the closing of the acquisition, pursuant to the terms of the Merger Agreement, the Company issued 50,357,742 shares (based on the agreed share price of $7.50 per share) of its Class A common stock, par value $0.0001 per share (“Class A common stock”), to CWT’s legacy equityholders, and paid $160.19 to CWT’s legacy equityholders in lieu of fractional shares of Class A common stock. The purchase consideration for shares issued was determined based on the price of shares on the closing date of $8.11 per share, amounting to $408 million in aggregate.

The Company funded the cash portion of the total purchase consideration with cash on hand. The cash of $196 million paid by the Company comprised of:

(a) $144 million for repayment of CWT's first lien debt, interest thereon and related fees settled by the Company at the time of closing the transaction,

(b) $37 million of certain CWT transaction costs paid for by the Company at the time of closing the transaction, and

(c) $15 million to an escrow agent as security for certain purchase price adjustments set forth in the Merger Agreement and delivered $50,000 to a representative of CWT’s legacy equityholders for the purposes of paying or reimbursing such representative for any third-party expenses it incurs pursuant to the Merger Agreement. The amount held in the escrow account is to be released to CWT's legacy equityholders in accordance with the terms of the Merger Agreement.
The acquisition was accounted for as a business combination, with the Company acquiring CWT, in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the aggregate of total purchase consideration and fair value of non-controlling interest acquired, as set out below, was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill.

(in $ millions)	Amount
Purchase consideration	$607
Fair value of noncontrolling interest	(2)
Net assets acquired at fair value	$605
The following table reflects the Company’s preliminary fair values of the assets acquired and liabilities assumed of CWT as of the date of the acquisition:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions)	Amount
Cash and cash equivalents	$37
Accounts receivable	200
Prepaid expenses and other current assets	46
Held for sale assets	12
Property and equipment	66
Equity method investments	41
Goodwill	317
Other intangible assets	310
Operating lease right-of-use assets	19
Other non-current assets	60
Total assets	1,108
Accounts payable	140
Accrued expenses and other current liabilities	185
Due to Affiliates	11
Current portion of operating lease liabilities	8
Current portion of long-term debt	7
Held for sale liabilities	11
Long-term debt	5
Long-term operating lease liabilities	11
Deferred tax liabilities	26
Pension liabilities	23
Other non-current liabilities	76
Total liabilities	503

Net assets acquired at fair value	$605
The Company, at the time of acquisition of CWT, determined that it would sell certain smaller CWT business operations within one year of the acquisition and accordingly classified assets and liabilities of these businesses as held for sale assets and liabilities, and measured them at fair value less cost to sell.
The above allocation is preliminary and subject to change during the measurement period as the Company finalizes valuations of intangible assets, certain working capital accounts, leases, pensions, equity-method investments, contingent liabilities, and income tax effects. The goodwill recognized is attributable to the acquired workforce, expected synergies, and anticipated future growth. Goodwill is not deductible for income tax purposes. The fair value and amortization periods of identifiable intangible assets acquired is as follows:

	Fair value of acquired intangibles (in $ millions)	Amortization period (in years)
Customer relationships	$300	15
Tradenames	10	2
Acquired technology	45	3

The fair value of customer relationships was determined utilizing the excess earnings method of valuation, and the fair values of tradenames and acquired technology was determined utilizing the relief from royalty method. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, operating margin, income tax rates, obsolescence curves, royalty rates and discount rates.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Intangible assets are being amortized over their average useful lives primarily based upon the pattern in which anticipated economic benefits from such assets are expected to be realized.
Total transaction costs incurred by the Company for the CWT acquisition was $82 million in aggregate. During the three and nine months ended September 30, 2025, the Company incurred $10 million and $38 million in acquisition-related costs, which were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statements of operations.
The financial results of CWT have been included in the Company’s consolidated financial statements since the date of its acquisition. The amount of revenue and net loss of the CWT business since the acquisition date included in the consolidated statements of operations for both the three and nine months ended September 30, 2025 was $57 million and $36 million, respectively.
Assuming an acquisition date of January 1, 2024, the unaudited pro forma revenue and net loss of the Company for the three and nine months ended September 30, 2025 and 2024 would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Revenue	$772	$779	$2,357	$2,404
Net (loss)	$(90)	$(144)	$(9)	$(165)
The unaudited pro forma financial information adjusts for material business combination items including those related to amortization of acquired intangible assets and software, elimination of interest expense related to CWT's certain debt and the corresponding income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had taken place on January 1, 2024, nor are they necessarily indicative of future results.

(4)    Revenue from Contracts with Customers
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

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Travel revenue	$528	$478	$1,534	$1,476
Product and professional services revenue	$146	119	392	356
Total revenue	$674	$597	$1,926	$1,832
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of September 30, 2025	$929	$49	$34
Balance as of December 31, 2024	$570	$19	$31

Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the nine months ended September 30, 2025, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $23 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2024.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. As of September 30, 2025, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $2 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next 2 years.
(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

(in $ millions)	September 30, 2025	December 31, 2024
Prepaid technology costs	$54	$47
Prepaid travel expenses	37	12
Value added and similar taxes receivables	21	9
Income tax receivable	16	9
Held for sale assets	13	—
Other prepayments and receivables	70	51
Prepaid expenses and other current assets	$211	$128

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	September 30, 2025	December 31, 2024
Accrued payroll and related costs	$222	$174
Accrued operating expenses	168	146
Client deposits	134	55
Accrued restructuring costs (see note 7)	39	12
Income tax payable	37	11
Deferred revenue	34	31
Accrued interest payable	17	20
Value added and similar taxes payable	17	12
Held for sale liabilities	12	—
Other	11	—
Accrued expenses and other current liabilities	$691	$461
(7)    Restructuring, Exit and Related Charges

In September 2025, following a review of the combined business after completion of the CWT acquisition, the Company approved restructuring actions to reduce operating costs and focus on long-term growth opportunities, including improving financial performance and cash flow generation. Such actions will require the Company to reduce its workforce and certain office facilities. Employees impacted by such actions are eligible to receive termination benefits under ongoing benefit arrangement and the Company recorded this liability under ASC 712, Nonretirement Postemployment Benefits, when it was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated. In this respect, the Company recognized restructuring charges of approximately $26 million during the three and nine months ended September 30, 2025, respectively, related to restructuring plan implemented after the CWT acquisition, to integrate operations and realize synergies. The Company continues to evaluate opportunities to streamline the combined business post the CWT acquisition and realize synergies, including reducing workforce and eliminating certain other costs.
Apart from above, from time to time, the Company continues to takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency for which it records restructuring costs.
The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities for the nine months ended September 30, 2025:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Facility - Lease Related	Total
Balance as of December 31, 2024	$9	$3	$—	$12
Addition from the CWT acquisition	1	—	—	1
Accruals	44	1	6	51
Non-cash items	—	—	(6)	(6)
Cash settled	(17)	(2)	—	(19)
Balance as of September 30, 2025	$37	$2	$—	$39
During the three months ended September 30, 2025 and 2024, the Company has incurred costs related to employee severance of $29 million and $2 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company has incurred costs related to employee severance of $44 million and $8 million, respectively. Such costs are included within restructuring charges in the consolidated statement of operations.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	September 30, 2025	December 31, 2024
Amended and Restated Senior Secured Credit Agreement
Principal amount of senior secured term loans (Maturity - July 2031)	$1,390	$1,400
Less: Unamortized debt discount and debt issuance costs	(20)	(24)
Total senior secured term loans, net of unamortized debt discount and debt issuance costs	1,370	1,376
Other borrowings	19	8
Total debt, net of unamortized debt discount and debt issuance costs	1,389	1,384
Less: Current portion of long-term debt	(23)	(19)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,366	$1,365
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
During the nine months ended September 30, 2025, the Company repaid the contractual quarterly installment of $11 million of the principal amount of Term B-1 Loans.
The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans). As of September 30, 2025, the Company had $360 million of availability under the Revolving Credit Facility.
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

The Amended Credit Agreement contains a financial covenant applicable solely to the Revolving Credit Facility that requires the First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility (subject to a $10 million exclusion for utilization of the letter of credit sublimit). The Amended Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
defined in the Amendment No.1 to the A&R Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply as of September 30, 2025.
As of September 30, 2025, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the Amended Credit Agreement.
Events of Default
The Amended Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Amended Credit Agreement or other enforcement actions customary for facilities of this type. As of September 30, 2025, no event of default existed under the Amended Credit Agreement.
The Company's effective interest rate on its term loan borrowings for the nine months ended September 30, 2025 was approximately 6.7%.

Other borrowings primarily relate to (i) $14 million of finance leases, including those recognized on acquisition of CWT, and equipment sale and lease back transaction and (ii) an amount of $5 million borrowed under a revolving credit facility that the Company assumed as part of the CWT acquisition.

(9)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2025, the Company had approximately $397 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $142 million relates to the twelve months ending September 30, 2026. These purchase commitments extend through 2031.
Guarantees
The Company has provided bank guarantees and letters of credit primarily in respect of certain travel suppliers, credit facility / credit card programs and real estate lease agreements amounting to $45 million. Many of these bank guarantees and letters of credit require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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
CWT, prior to its acquisition by the Company, and pursuant to the Business Restructuring (as defined in the Merger Agreement), had agreed to reimburse the buyer of the Business Restructuring for certain restructuring costs incurred by such buyer following the consummation of the Business Restructuring. CWT believed it was probable that the entire amount would become payable to the buyer, and accrued a liability towards this contingency on its consolidated balance sheet. The Company, upon the consummation of its acquisition of CWT, assumed this contingent liability at fair value.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10)    Income Taxes

For the three and nine months ended September 30, 2025, the Company’s provision for income tax expense was $24 million and $66 million, respectively, and its effective tax rate was (60)% and 73%, respectively. GBTG’s effective tax rate for the three months ended September 30, 2025 differs from the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets, the tax impact of non-deductible expenses and the non-deductible loss on the fair value change in the earnout shares derivative liability during the period. These items had a greater impact on the effective tax rate for the three months ended September 30, 2025 due to the pre-tax net loss result. GBTG’s effective tax rate for the nine months ended September 30, 2025 differs from the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets and the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period.
For the three and nine months ended September 30, 2024, the Company’s provision for income tax expense was $54 million and $55 million, respectively. GBTG’s effective tax rate for the three and nine months ended September 30, 2024 is different than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets, non-deductible expenses and certain U.S. minimum taxes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions. Under U.S. GAAP, changes in tax law are accounted for in the period of enactment. For the provisions effective in 2025, there was no material impact to our effective tax rate for the three months ended September 30, 2025, and we do not expect the impact to be material to our full year 2025 effective tax rate.

(11)    Earnout Shares
Certain stockholders and employees hold “earnout shares” that convert to the Company’s Class A common stock, to be issued in tranches, when the Company’s Class A common stock’s price achieves certain market share price milestones within specified periods. As of September 30, 2025, the total number of earnout shares issued and outstanding were approximately 23 million.
The earnout shares held by stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”). Such guidance provides that because the earnout shares do not meet the criteria for equity treatment thereunder, earnout shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout shares liability is adjusted to its fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is estimated using the Monte Carlo simulation of the stock prices based on historical market volatility (see note 16 – Fair Value Measurements).
As of September 30, 2025 the fair value of the earnout shares derivative liability was estimated to be $53 million. The Company recognized a (loss) gain on the fair value change in earnout shares derivative liability of $(26) million and $80 million in its consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. The Company recognized a loss on the fair value change in earnout shares derivative liability of $22 million and $14 million in its consolidated statement of operations for the three and nine months ended September 30, 2024, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12)    Equity-Based Compensation
Management Incentive Plan
The table below presents the activity of the Company's stock options for the nine months ended September 30, 2025:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)
Balance as of December 31, 2024	13,338,391	$7.52
Exercised	(3,926,118)	$5.95
Expired	(95,903)	$8.46
Balance as of September 30, 2025	9,316,370	$8.17
Exercisable as of September 30, 2025	9,316,370	$8.17	3.2	$8
Total shares withheld to cover the stock option costs and taxes were 3,217,523 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees’ tax obligations to taxing authorities was $3 million for the nine months ended September 30, 2025, and is reflected as a financing activity within the consolidated statements of cash flows.
2022 Equity Incentive Plan
Restricted Stock Units ("RSUs")
During the nine months ended September 30, 2025, as part of its annual grant program, the Company granted 7 million RSUs under the 2022 Equity Incentive Plan to certain of its key employees and directors. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.
The table below presents the activity of the Company’s RSUs for the nine months ended September 30, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2024	25,410,910	$6.17
Granted	6,506,266	$8.43
Forfeited	(713,170)	$6.16
Vested	(11,839,021)	$6.41
Balance as of September 30, 2025	19,364,985	$6.79

During the nine months ended September 30, 2025, the vested RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 4,678,160 shares were withheld based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total employees’ tax obligations to taxing authorities was $39 million which was paid during the nine months ended September 30, 2025 and is reflected as a financing activity within the consolidated statements of cash flows.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Performance Stock Units ("PSUs")
During the nine months ended September 30, 2025, as part of its annual grant program, the Company granted 774,644 PSUs under the 2022 Equity Incentive Plan to certain of its key employees. The PSUs cliff-vest at the end of three years from the grant date based on the outcome of certain performance criteria that are established and approved by the Compensation Committee of the Board of Directors. The actual number of equity awards earned is based on the average level of performance goals achieved over a three-year period, relative to established performance goals for each of the respective years within the three-year period. The number of PSUs that will vest based on achievement of performance goals range from 0% to 150% of the original grant. No PSUs vest if the actual performance is less than 50% of performance goals set. The number of PSUs earned upon achievement of performance goals will further be adjusted and the ultimate number of PSUs that will be earned by the grantee will be based on the percentile ranking of the Company’s total shareholder return ("TSR") over the three-year performance period as compared to the TSR of the members of the S&P 500 Index over the same period ("TSR Goal"). However, the total number of PSUs that will ultimately be earned by the grantee will not exceed 187.5% of the original grant, and if the Company's TSR is negative, the ultimate number of PSUs earned by the grantee cannot exceed the original grant. All the PSUs will be settled in the Company's Class A common stock. The PSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock.
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
Employee Stock Purchase Plan (“ESPP”)
During the nine months ended September 30, 2025, 1,087,753 shares were issued under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended September 30, 2025 and 2024 amount to $19 million and $20 million, respectively ($15 million and $16 million, net of taxes, respectively), and (ii) for the nine months ended September 30, 2025 and 2024 amount to $58 million and $58 million, respectively ($46 million and $45 million, net of taxes, respectively) and were included as follows:

(in $ millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue (excluding depreciation and amortization)	$1	$1	$3	$3
Sales and marketing	5	5	14	15
Technology and content	5	5	15	15
General and administrative	8	9	26	25
Total	$19	$20	$58	$58
As of September 30, 2025, the Company expects compensation expense related to unvested RSUs and PSUs of approximately $88 million to be recognized over the remaining weighted average period of 1.8 years.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13)    Shareholders’ Equity
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

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2024	$(104)	$(59)	$17	$(146)
Net changes during the period, net of tax benefit	76	(1)	(22)	53
Balance as of September 30, 2025	$(28)	$(60)	$(5)	$(93)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2023	$(52)	$(63)	$12	$(103)
Net changes during the period, net of tax benefit	20	—	(11)	9
Balance as of September 30, 2024	$(32)	$(63)	$1	$(94)
The tax benefit for net changes related to (i) currency translation adjustments was $8 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively, and (ii) unrealized gain on cash flow hedges was $7 million and $0 for the nine months ended September 30, 2025 and 2024, respectively.
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
Share Repurchase
During the nine months ended September 30, 2025, the Company repurchased approximately 4 million shares of its Class A common stock at a cost of $34 million under its share repurchase program. As of September 30, 2025, $266 million remains available to be utilized until December 31, 2027 under the Company's share repurchase program.
(14)    Earnings (Loss) Per Share

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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
they are no longer subject to forfeiture. Additionally, dividends accrued on earnout shares, if any, will be forfeited if the pricing thresholds for earnout shares are not met during the specified time period.
The Company has excluded approximately (i) 9 million and 16 million of stock options for the three months ended September 30, 2025 and 2024, respectively, and 4 million and 16 million of stock options for the nine months ended September 30, 2025 and 2024, respectively, and (ii) 19 million and 26 million of RSUs for the three months ended September 30, 2025 and 2024, respectively, and 6 million and 26 million of RSUs for the nine months ended September 30, 2025 and 2024, respectively, as their inclusion would have resulted in anti-dilutive effect on earnings (loss) per share. Additionally, the Company has excluded 0.8 million of PSUs which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares because the performance conditions were not achieved as of September 30, 2025.
The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share:

(in $ millions, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator – Basic and diluted income per share:
Net (loss) income attributable to the Company’s Class A common stockholders (A)	$(62)	$(129)	$26	$(122)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (B)	485,823,844	462,291,043	474,195,781	462,763,170
Dilutive effect of RSUs	—	—	6,727,266	—
Dilutive effect of stock options	—	—	765,789	—
Weighted average number of Class A Common Stock outstanding – Diluted (C)	485,823,844	462,291,043	481,688,836	462,763,170

Basic (loss) income per share attributable to the Company's Class A common stockholders: (A) / (B)	$(0.13)	$(0.28)	$0.06	$(0.26)

Diluted (loss) income per share attributable to the Company's Class A common stockholders: (A) / (C)	$(0.13)	$(0.28)	$0.05	$(0.26)
(15)    Derivatives and Hedging
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
In January 2025, the Company terminated the above interest rate swap agreements and received $31 million, in cash, representing the fair value of the contracts on the termination date. The Company simultaneously entered into two new interest rate swap agreements with similar terms as set out below that had fair value (liability) of $25 million as of September 30, 2025:

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
Cross Currency Interest Rate Swaps and Net Investment Hedges

During the nine months ended September 30, 2025, the Company had a fixed-to-fixed cross currency interest rate swap ("CCS") contract under which the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $251 million and will pay fixed interest of 5.6390% per annum on EUR notional amount of €240 million. Notional amounts in the respective currencies are deemed to be exchanged at the beginning and end of the swap period. The swap's maturity date is July 26, 2029. Interest settlements under the CCS occur semi-annually in January and July of each year, that commenced on January 26, 2025, and end on July 26, 2029. The fair value (liability) of this CCS as of September 30, 2025, was $31 million.

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

Foreign Currency Forward Contracts

There are no foreign currency forward contracts open as of September 30, 2025. However, during the nine months ended September 30, 2025, the Company entered into certain foreign currency forward contracts that acted as economic hedges to partially offset exposure to foreign currency exchange rate fluctuations that resulted from certain intercompany balances. These contracts were not designated as hedging instruments under ASC 815. The changes in the fair value of the foreign currency forward contracts were recognized in other income (loss), net, on the consolidated statement of operations. All contracts had maturities of 90 days or less when entered into. The Company realized in cash and recognized a gain of $27 million on the change in fair value of the foreign currency forward contracts in its consolidated statement of operations for the nine months ended September 30, 2025. The cash proceeds received upon settlement of these foreign currency forward contracts is presented as an investing activity within the consolidated statements of cash flows.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Earnout Shares
The Company has issued and outstanding earnout shares which are accounted for as derivative instruments (see note 11 – Earnout Shares).
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$27
Interest rate swaps	Other non-current liabilities	(25)	—
Cross currency interest rate swaps	Other non-current liabilities	(31)	—
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	(53)	(133)
The table below presents the impact of changes in fair values of derivatives on other comprehensive (loss) income and on net (loss) income:

	Amount of gain/(loss) recognized in other comprehensive income (loss)				Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024		2025	2024	2025	2024
Derivatives designated as hedging instruments
Interest rate swaps	$—	$(10)	$(22)	$(5)	NA	—	—	—	—
Interest rate swaps re-classed to consolidated statements of operations	(2)	(2)	(7)	(6)	Interest expense	$2	$2	$7	$6
Cross currency interest rate swap	2	(12)	(31)	(12)	NA	—	—	—	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	—	—	—	—	Other (loss) income, net	—	—	27	—
Earnout Shares	—	—	—	—	Fair value movement on earnout derivative liabilities	(26)	(22)	80	(14)
						$(24)	$(20)	$114	$(8)
The Company expects $5 million of gain on the interest rate swap contracts to be reclassified from accumulated other comprehensive loss to net earnings as a credit to interest expense within the next 12 months.
(16)    Fair Value Measurements
Financial instruments which are measured at fair value, or for which a fair value is disclosed, are classified in the fair value hierarchy, as outlined below, on the basis of the observability of the inputs used in the fair value measurement:
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of September 30, 2025, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps, cross currency interest rate swaps and non-employee earnout shares. The foreign currency forward contracts matured on June 30, 2025 and the Company has not entered into any new foreign currency forward contracts.
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
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Interest rate swap asset	Level 2	$—	$27
Interest rate swap liability	Level 2	(25)	—
Cross currency interest rate swap liability	Level 2	(31)	—
Non-employee earnout shares	Level 3	(53)	(133)
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
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	September 30, 2025	December 31, 2024
Stock price ($)	$8.08	$9.28
Risk-free interest rate	3.63%	4.26%
Volatility	36.0%	44.0%
Expected term (years)	1.7	2.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$2.92	$6.50
Fair value ($) (per earnout share – Tranche 2)	$1.63	$5.11

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in Level 3 financial liabilities measured at fair value during the nine months September 30, 2025:

(in $ millions)	Earnout Shares (Amount)
Balance as of December 31, 2024	$133
Change in fair value	(80)
Balance as of September 30, 2025	$53
The Company does not measure its debt at fair value in its consolidated balance sheets. The fair value of the Company’s long-term debt is determined based on quoted prices in inactive markets for identical debt instruments, or for similar debt instruments, when traded as assets
The fair values of the Company’s outstanding senior secured term loans are as follows:

		September 30, 2025		December 31, 2024
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured term loans - amended and restated	Level 2	$1,370	$1,393	$1,376	$1,405
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
(17) Related Party Transactions
The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders' affiliates and the Company's affiliates.
Commercial Agreements
The Company has various commercial agreements with affiliates of American Express International, Inc. ("American Express"). In respect of such agreements, included in the operating costs are costs of $10 million and $9 million for the three months ended September 30, 2025 and 2024, respectively, and costs of $30 million and $28 million for the nine months ended September 30, 2025 and 2024, respectively, for charges from affiliates of American Express. Revenues also include revenue from affiliates of American Express of approximately $3 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and revenue of $6 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively. Amounts payable to affiliates of American Express under these agreements, which include amounts collected by the Company on behalf of affiliates of American Express and amounts funded by affiliates of American Express against certain receivables, as of September 30, 2025 and December 31, 2024, were $30 million and $12 million, respectively. Amounts receivable from affiliates of American Express under these agreements were $3 million and $2 million as of September 30, 2025 and December 31, 2024, respectively.

In November 2021, the Company and an affiliate of EG Corporate Travel Holdings LLC (“Expedia") entered into a ten-year term marketing partner agreement to provide the Company’s business clients with access to Expedia and it's affiliates' hotel content. As a result of this agreement, the Company recognized revenue of $44 million and $40 million for the three months ended September 30, 2025 and 2024, respectively, and $134 million and $138 million for the nine months

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ended September 30, 2025 and 2024, respectively. The Company had $48 million and $44 million receivable from the affiliate of Expedia as of September 30, 2025 and December 31, 2024, respectively.

The Company and an affiliate of Expedia, entered into a Transition Services Agreement in 2021 (as amended from time to time) pursuant to which the affiliate of Expedia provided certain transition services to the Company through April 30, 2024 to facilitate an orderly transfer of Egencia from the Expedia affiliate to the Company. On May 1, 2024, the parties entered into an Operating Agreement (as amended from time to time) whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months. The total costs charged to the Company under such agreements for the three months ended September 30, 2025 and 2024, was approximately $1 million and $3 million, respectively, and for the nine months ended September 30, 2025 and 2024, was $2 million and $12 million, respectively, which was included in the Company’s consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company had a payable to an affiliate of Expedia of $0 and $3 million, respectively. Further, as of September 30, 2025, Egencia had a net receivable of $1 million from Expedia on account of net cash collected by Expedia on behalf of Egencia.
As of December 31, 2024, the Company had $7 million payable to an affiliate of Expedia on account of a loss contingency recognized in 2022. During the three months ended March 31, 2025, the Company paid $3 million as the full and final amount towards this accrual and released the $4 million liability balance which is included in the Company's consolidated statements of operations.
As of September 30, 2025, the Company had dividend receivable of $2 million from an equity affiliate.
(18) Segment Information
The Company's reportable segments are determined based upon its internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information utilized on a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. As of September 30, 2025, the Company has determined it has one operating and reporting segment.
The financial measures which the Company’s CODM uses to evaluate the performance of the Company are revenue and consolidated net income (loss), considering the adjusted cost and expenses as shown in the table below. The CODM also regularly reviews revenue by transaction type – Travel Revenue and Products and Professional Services Revenue (see note 4 – Revenue from Contracts with Customers).
The table below sets forth information about reported segment revenue, significant segment expenses, other segment items and consolidated net income (loss).

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Revenue	$674	$597	$1,926	$1,832
Less: (a)
Adjusted cost of revenue (b)	269	235	739	725
Adjusted sales and marketing (b)	103	94	304	280
Adjusted technology and content (b)	125	106	351	315
Adjusted general and administrative (c)	51	44	134	144
Total adjusted cost and expenses	548	479	1,528	1,464

Share of income (loss) from equity-method investments	2	—	4	—

Less: other segment items
Interest income	2	2	6	4
Interest expense	(24)	(28)	(71)	(93)
Loss on early extinguishment of debt	—	(38)	(2)	(38)
Depreciation and amortization	(49)	(43)	(132)	(138)
Other, net (d)	(119)	(139)	$(175)	(223)
Net (loss) income	$(62)	$(128)	$28	$(120)
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
•the impact of the federal government shutdown that began in October 2025;
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
•costs related to, or the inability to recognize the anticipated benefits of our merger (the “Merger”) with CWT Holdings, LLC. ("CWT");
•risks related to the business of CWT or unexpected liabilities that arise in connection with the transaction or the integration of CWT including our ability to apply our procedures regarding internal controls over financial reporting to CWT;

•the outcome of any legal proceedings that may be instituted against the Company in connection with the Merger; and
•other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025 ("Annual Report on Form 10-K"), as well as other risks and uncertainties detailed from time to time in our subsequent filings with the SEC.
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

We service our clients in the following ways:

•The Amex GBT marketplace is our proprietary capability to provide travel suppliers with efficient access to business travel clients serviced by our diverse portfolio of leading travel management solutions and Network Partners (defined below). We believe this access allows travel suppliers to benefit from premium demand (which we generally view as demand that is differentially valuable and profitable to suppliers) without incurring the costs associated with directly marketing to, and servicing the diverse requirements of, our business clients. Our travel supplier relationships generate efficiencies and cost savings that can be passed on to our business clients, delivering access to extensive and competitive content including unique negotiated content.

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
Merger of CWT
On September 2, 2025, we completed the acquisition of CWT in accordance with terms of the Merger Agreement (see note 3 - Business Acquisition to our consolidated financial statements included elsewhere in this Form 10-Q).
Macroeconomic conditions and trends

While transactions grew during the nine months ended September 30, 2025, macro-economic and political uncertainties such as U.S. tariffs, risk of recession, inflationary pressures, currency fluctuations, stock market volatility and geopolitical conflicts, have contributed to an increasingly complex business environment and uncertainty in business trends. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.

Key Factors Affecting Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Impact of Acquisition

From time-to-time we pursue accretive acquisitions and have realized substantial growth through our acquisition strategy. In September 2025, we completed the acquisition of CWT. CWT is a global business travel and meetings management company that provides corporate travel booking, program management and related services to enterprises and government clients.

Our consolidated financial statements for the three and nine months ended September 30, 2025 include the results of the CWT acquisition from the closing date of the transaction.

This acquisition will have an impact on our revenue, cost of revenue and other operating expenses (including integration, restructuring and depreciation and amortization). Further, purchase accounting under GAAP requires that all assets acquired and liabilities assumed in a business combination be recorded at fair value on the acquisition date. This could result in a significant amount of amortization of acquired intangibles (or impairments, if any) recorded in our results of operations, which may significantly impact our results of operations.
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

	Three months ended September 30,		Change increase/(decrease)		Nine months ended September 30,		Change increase/(decrease)
(in $ millions, except percentages)	2025	2024		%	2025	2024		%
Key Operating Metrics
TTV	$9,523	$7,752	$1,771	23%	$25,763	$23,581	$2,182	9%
Transaction Growth	19%	5%	n/m	n/m	7%	5%	n/m	n/m
Key Financial Metrics
Revenue	674	597	77	13%	1,926	1,832	94	5%
Total operating expense	662	570	92	16%	1,825	1,747	78	4%
Gross Profit	388	347	41	12%	1,139	1,069	70	6%
Gross Profit Margin	58%	58%	(60)bps	(1)%	59%	58%	80bps	1%
Operating income	12	27	(15)	(54)%	101	85	16	19%
Net (loss) income	(62)	(128)	66	52%	28	(120)	148	n/m
Net (loss) income margin	(9)%	(21)%	1220bps	57%	1%	(7)%	800bps	n/m
Net cash from operating activities	71	85	(14)	(14)%	181	207	(26)	(12)%
Adjusted Gross Profit	404	360	44	12%	1,183	1,103	80	7%
Adjusted Gross Profit margin	60%	60%	(40)bps	(1)%	61%	60%	120bps	2%
EBITDA	33	33	—	4%	293	200	93	46%
Adjusted EBITDA	128	118	10	9%	402	368	34	9%
Adjusted EBITDA margin	19%	20%	(70)bps	(3)%	21%	20%	80bps	4%
Adjusted Operating Expenses	548	479	69	14%	1,528	1,464	64	4%
Free Cash Flow	38	59	(21)	(33)%	91	132	(41)	(30)%

	As of September 30,	As of December 31,
	2025	2024
Net Debt	$962	$848
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

For the three months ended September 30, 2025, TTV increased by $1,771 million, or 23% , to $9,523 million compared to the three months ended September 30, 2024, with CWT contributing 14% of this growth. For the nine months ended September 30, 2025, TTV increased by $2,182 million, or 9%, to $25,763 million compared to the nine months ended September 30, 2024, with CWT contributing 4% of this growth. The remaining increase in TTV during both the three and nine months ended September 30, 2025 was primarily due to Transaction Growth, an increase in both average air transaction price and average hotel stay price and a favorable impact from foreign currency exchange rates.
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

Transaction Growth was 19% for the three months ended September 30, 2025 and was 7% for the nine months ended September 30, 2025, with CWT contributing 15% and 5% of this growth, respectively. The remaining Transaction Growth during both the three and nine months ended September 30, 2025 was primarily due to share gains and increased demand for business travel from our clients, with strong global multinational customer base performance offset by slower growth in small and medium enterprise customer base.

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
Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Operating Expenses
We define Adjusted Gross Profit as revenue less cost of revenue (excluding depreciation and amortization).
We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by revenue.
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
Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses are supplemental non-GAAP financial measures of operating performance that do not represent and should not be considered as alternatives to gross profit, net income (loss) or total operating expenses, as determined under GAAP. In addition, these measures may not be comparable to similarly titled measures used by other companies.
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
Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses should not be considered as a measure of liquidity or as a measure determining discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
We believe that the adjustments applied in presenting Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses are appropriate to provide additional information to investors about certain material non-cash and other items that management believes are non-core to our underlying business.
We use these measures as performance measures as they are important metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. These non-GAAP measures supplement comparable GAAP measures in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. We also believe that Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Operating Expenses are helpful supplemental measures to assist potential investors and analysts in evaluating our operating results across reporting periods on a consistent basis.

Set forth below is a reconciliation of Adjusted Gross Profit to Gross Profit.

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Revenue	$674	$597	$1,926	$1,832
Cost of revenue (excluding depreciation and amortization)	270	237	743	729
Adjusted Gross Profit	404	360	1,183	1,103
Depreciation and amortization related to cost of revenue	16	13	44	34
Gross Profit	388	347	1,139	1,069
Gross Profit Margin	58%	58%	59%	58%
Adjusted Gross Profit Margin	60%	60%	61%	60%
Set forth below is a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA.

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Net (loss) income	$(62)	$(128)	$28	$(120)
Interest income	(2)	(2)	(6)	(4)
Interest expense	24	28	71	93
Loss on early extinguishment of debt	—	38	2	38
Provision for income taxes	24	54	66	55
Depreciation and amortization	49	43	132	138
EBITDA	33	33	293	200
Restructuring, exit and related charges (a)	31	8	48	14
Integration costs (b)	4	7	12	20
Mergers and acquisitions costs (c)	10	12	34	37
Equity-based compensation and related employer taxes (d)	19	22	70	64
Fair value movement on earnout derivative liabilities (e)	26	22	(80)	14
Other adjustments, net (f)	5	14	25	19
Adjusted EBITDA	$128	$118	$402	$368
Net (loss) income Margin	(9)%	(21)%	1%	(7)%
Adjusted EBITDA Margin	19%	20%	21%	20%
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended September 30,		Nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Total operating expenses	$662	$570	$1,825	$1,747
Adjustments:
Depreciation and amortization	(49)	(43)	(132)	(138)
Restructuring, exit and related charges (a)	(31)	(8)	(48)	(14)
Integration costs (b)	(4)	(7)	(12)	(20)
Mergers and acquisitions costs (c)	(10)	(12)	(34)	(37)
Equity-based compensation and related employer taxes (d)	(19)	(22)	(70)	(64)
Other adjustments, net (f)	(1)	1	(1)	(10)
Adjusted Operating Expenses	$548	$479	$1,528	$1,464
_____________________________________________________________

(a)Includes (i) employee severance costs of $29 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $44 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively, (ii) accelerated amortization of operating lease ROU assets of $2 million and $4 million for the three months ended September 30, 2025 and 2024, respectively and $3 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively and (iii) contract costs related to facility abandonment of $0 and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $1 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively.
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
(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $1 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively, and (ii) legal and professional services costs/ (reversals) of $1 million and $(1) million for the three months ended September 30, 2025 and 2024, respectively and $0 and $4 million for the nine months ended September 30, 2025 and 2024, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange loss of $2 million and $14 million for the three months ended September 30, 2025 and 2024, respectively, and $19 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $2 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $5 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively.

For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following is a discussion of our results of the consolidated statements of operations for the three months ended September 30, 2025 and 2024:
Revenues

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Travel revenue	$528	$478	$50	10%
Product and professional services revenue	146	119	27	23%
Total revenue	$674	$597	$77	13%

For the three months ended September 30, 2025, our total revenue increased by $77 million, or 13%, primarily due to an increase in both Travel Revenue and Product and Professional Services Revenue. The increase in total revenue was primarily driven by $57 million of incremental revenue resulting from the CWT acquisition and a $20 million increase due to Transaction Growth and increase in TTV, including a favorable foreign exchange impact of $9 million. Additionally, there was a decline in yield during the period due to the intentional continued shift to digital transactions and the fixed components of our revenue. Yield is calculated as total revenue divided by TTV for the same period.

Travel Revenue increased by $50 million or 10% due to $42 million of incremental revenue resulting from the CWT acquisition and $8 million due to an increase in Transaction Growth and increase in TTV, including $5 million of favorable foreign exchange impact.

Product and professional services revenue increased $27 million, or 23%, due to $15 million of incremental revenue resulting from the CWT acquisition, an $8 million increase in other professional services revenue and a $4 million increase in management fees, including $4 million of favorable foreign exchange impact.

Cost of Revenue (Excluding Depreciation and Amortization)

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$270	$237	$33	14%

For the three months ended September 30, 2025, cost of revenue (excluding depreciation and amortization) increased by $33 million, or 14%, primarily due to (i) $30 million of incremental expenses resulting from the CWT acquisition, (ii) a $6 million increase due to unfavorable foreign exchange impact, and (iii) a $5 million related to employee merit increases, partially offset by (iv) $7 million productivity improvements primarily driven by reduction in expenses due to cost savings initiatives.
Sales and Marketing

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Sales and marketing	$108	$99	$9	8%

For the three months ended September 30, 2025, sales and marketing expenses increased by $9 million, or 8%, primarily due to (i) $6 million of incremental expenses resulting from the CWT acquisition, (ii) a $3 million increase related to higher employee headcount and merit increases, (iii) $3 million of increased costs to manage volume and support growth plans in hotel acceleration and small and medium enterprise customer base and (iv) a $2 million increase due to unfavorable foreign exchange impact, partially offset by (v) a $6 million reduction in expenses primarily due to cost savings initiatives.
Technology and Content

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Technology and content	$130	$112	$18	15%

For the three months ended September 30, 2025, technology and content costs increased by $18 million, or 15%, due to (i) $10 million of incremental expenses resulting from the CWT acquisition, (ii) a $6 million increase in expenses to support growth plans in hotel acceleration and small and medium enterprise customer base, (iii) a $2 million increase related to employee merit increases and (iv) a $2 million increase due to unfavorable foreign exchange impact, partially offset by (v) a $2 million reduction in expenses due to cost savings initiatives.
General and Administrative

	Three months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
General and administrative	$76	$75	$1	—%

For the three months ended September 30, 2025, general and administrative expenses increased marginally by $1 million. Incremental expenses of $8 million resulting from the CWT acquisition and a $3 million increase in head office costs was partially offset by reduction in expenses of $5 million due to cost savings initiatives, a $3 million decrease in integration costs and a $2 million decrease in mergers and acquisitions costs.
Restructuring and Other Exit Charges
For the three months ended September 30, 2025, restructuring charges of $29 million related primarily to restructuring actions initiated by us following a review of the combined business after completion of the CWT acquisition (see note 7 - Restructuring, Exit and Related Charges).
Depreciation and Amortization
For the three months ended September 30, 2025, depreciation and amortization increased by $6 million, or 17%, primarily resulting from the CWT acquisition.
Interest Expense

For the three months ended September 30, 2025, interest expense decreased by $4 million or 13%. The fixed rate margins were generally lower during the three months ended September 30, 2025 compared to three months ended September 30, 2024 due to refinancing of term loans in July 2024 and a further repricing of term loans in February 2025 (see note 8 - Long-term Debt). The reduction in variable interest rates further reduced our interest expense in respect of a portion of debt not covered by interest rate swaps hedges.
Fair Value Movement on Earnout Derivative Liabilities
During the three months ended September 30, 2025, the fair value movement of our derivative liabilities related to our earnout shares resulted in a charge of $26 million to our consolidated statements of operations compared to a charge of $22 million during the three months ended September 30, 2024. The increase in fair value of earnout derivative liability during the three months ended September 30, 2025, was mainly driven by the increase in our stock price as of September 30, 2025.
Other Loss, Net
For the three months ended September 30, 2025, other loss, net, decreased by $11 million primarily due to favorable foreign exchange movements.
Provision for Income Taxes

For the three months ended September 30, 2025 and 2024, we had income tax provision of $24 million and $54 million, respectively. Our effective tax rate for the three months ended September 30, 2025 of (60%) is different than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets, the tax impact of non-deductible expenses and the non-taxable loss on the fair value change in the earnout shares derivative liability during the period. Additionally, these items have a greater impact on the effective tax rate for the period due to the pre-tax net loss incurred during the three months ended September 30, 2025. Our effective tax rate for the three month period ended September 30, 2024 is different than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets and non-deductible expenses.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following is a discussion of our results of the consolidated statements of operations for the nine months ended September 30, 2025 and 2024:
Revenues

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Travel revenue	$1,534	$1,476	$58	4%
Product and professional services revenue	$392	356	36	10%
Total revenue	$1,926	$1,832	$94	5%

For the nine months ended September 30, 2025, our total revenue increased by $94 million, or 5%, due to an increase in both Travel Revenue and Product and Professional Services Revenue. The increase in total revenue was driven by $57 million of incremental revenue resulting from the CWT acquisition and a $37 million from Transaction Growth and increase in TTV, including a $10 million favorable foreign exchange impact. Additionally, there was a decline in yield during the period due to the intentional continued shift to digital transactions and the fixed components of our revenue. Yield is calculated as total revenue divided by TTV for the same period.

Travel Revenue increased by $58 million, or 4%, due to (i) $42 million of incremental revenue resulting from the CWT acquisition and $16 million due to Transaction Growth and increase in TTV growth including $5 million of favorable foreign exchange impact.
Product and Professional Services Revenue increased by $36 million, or 10%, due to $15 million of incremental revenue resulting from the CWT acquisition, a $13 million increase in other professional services revenue including $5 million of favorable foreign exchange impact and an $8 million increase in management fees.
Cost of Revenue (Excluding Depreciation and Amortization)

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$743	$729	$14	2%
For the nine months ended September 30, 2025, cost of revenue (excluding depreciation and amortization) increased by $14 million, or 2%, primarily due to (i) $30 million of incremental expenses resulting from the CWT acquisition, (ii) $16 million related to employee merit increases and (iii) $5 million increase due to unfavorable foreign exchange impact, partially offset by (iv) $36 million productivity improvements primarily driven by reduction in expenses due to cost savings initiatives.
Sales and Marketing

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Sales and marketing	$322	$297	$25	8%

For the nine months ended September 30, 2025, sales and marketing expenses increased by $25 million, or 8%, primarily due to (i) a $13 million increase related to higher employee headcount and merit increases, (ii) a $9 million increase in costs to manage volume and support growth plans in hotel acceleration and small and medium enterprise customer base, (iii) $6 million of incremental expenses resulting from the CWT acquisition, (iv) a $4 million increase mainly due to professional services vendor spend, (v) $3 million increase due to unfavorable foreign exchange impact, partially offset by (vi) a $13 million reduction in expenses primarily due to cost savings initiatives.

Technology and Content

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Technology and content	$370	$332	$38	11%

For the nine months ended September 30, 2025, technology and content costs increased by $38 million, or 11%, primarily due to (i) a $17 million increase related to higher employee headcount and merit increases and (ii) a $15 million increase to support growth plans in hotel acceleration and small and medium enterprise customer base, (iii) $10 million of incremental expenses resulting from the CWT acquisition, and (iv) a $4 million increase due to unfavorable foreign exchange impact, partially offset by (v) a $9 million reduction in expenses due to cost savings initiatives.
General and Administrative

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
General and administrative	$213	$241	$(28)	(12)%

For the nine months ended September 30, 2025, general and administrative expenses decreased by $28 million, or 12%, primarily due to (i) a $16 million decrease in head office costs and other corporate expenses, (ii) a $10 million decrease resulting from cost saving initiatives, (iii) $8 million decrease in integration costs, and (iv) a $3 million decrease in mergers and acquisitions costs, partially offset by (v) $8 million of incremental expenses resulting from the CWT acquisition.
Restructuring and Other Exit Charges
For the nine months ended September 30, 2025, restructuring charges of $45 million primarily related to restructuring actions initiated by us following a review of the combined business after completion of the CWT acquisition and other employee severance costs due to reduction in workforce to improve operational efficiencies (see note 7 - Restructuring, Exit and Related Charges).
Depreciation and Amortization
For the nine months ended September 30, 2025, depreciation and amortization decreased $6 million, or 4%, primarily due to certain intangible assets that were fully amortized during 2024, partially offset by incremental depreciation resulting from the CWT acquisition and accelerated amortization of leasehold improvements.
Interest Expense
For the nine months ended September 30, 2025, interest expense decreased by $22 million or 23%. The fixed rate margins were generally lower during the nine months ended September 30, 2025 compared to nine months ended September 30, 2024 due to refinancing of term loans in July 2024. Subsequently, in February 2025, we repriced our term loans that lowered the fixed rate margins further (see note 8 - Long-term Debt). The reduction in variable interest rates further reduced our interest expense in respect of a portion of debt not covered by interest rate swaps hedges.
Fair Value Movements on Earnout Derivative Liabilities
During the nine months ended September 30, 2025, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $80 million to our consolidated statements of operations compared to a charge of $14 million during the nine months ended September 30, 2024. The decrease in fair value of earnout derivative liability during the nine months ended September 30, 2025 was mainly driven by the decrease in our stock price and the lower remaining expected term of the earnout shares as of September 30, 2025.

Other Loss, Net
For the nine months ended September 30, 2025, other loss, net, increased by $15 million primarily due to unfavorable foreign exchange movements.
Provision for Income Taxes

For the nine months ended September 30, 2025 and 2024, we had income tax expense of $66 million and $55 million, respectively. Our effective tax rate for the nine months ended September 30, 2025 of 73% is higher than the U.S. federal statutory corporate income tax rate of 21% primarily due to changes to the valuation allowance for deferred tax assets and the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period. Our effective tax rate for the nine months ended September 30, 2024 is different than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred taxes, non-deductible expenses and and certain U.S. minimum taxes.
Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities as well as cash and cash equivalent balances on hand. As of September 30, 2025 and December 31, 2024, our cash and cash equivalent balances were $427 million and $536 million, respectively. During the nine months ended September 30, 2025 and 2024, our net cash from operating activities was $181 million and $207 million, respectively, and our Free Cash Flow was $91 million and $132 million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of September 30, 2025, our Revolving Credit Facility of $360 million under the A&R Credit Agreement remained fully undrawn; however, our full utilization of the $360 million of available commitments thereunder may be effectively limited with the leverage-based financial covenant requirements.

We believe our liquidity is important given our limited ability to predict future financial performance due to the uncertainties of a potential economic slowdown on account of prevailing macro-economic conditions. We continue to take measures to improve our liquidity. Such measures include our cost savings initiatives that includes productivity-related actions (process improvements, location optimizations, voluntary and involuntary redundancies, etc.) and vendor cost reductions. Cost savings include benefits for actions taken in the prior year and in 2025. Further, from time to time, we have entered into several financial transactions, including debt financing / refinancing / repricing transactions to reduce costs and improve liquidity. In February 2025, we entered in an amendment to the A&R Credit Agreement to reduce our interest rate margins by 50 bps (see note 8 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q). Further, in February 2025, we received an upgrade to our credit ratings which reduced the commitment fees by 0.125% payable on our Revolving Credit Facility (see Net Debt - Debt Ratings below). We continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024	$
Net cash from operating activities	$181	$207	$(26)
Net cash used in investing activities	$(201)	(70)	(131)
Net cash used in financing activities	$(81)	(79)	(2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$21	3	18
Net (decrease) increase in cash, cash equivalents and restricted cash	$(80)	$61	$(141)
Cash Flows for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
As of September 30, 2025, we had $481 million of cash, cash equivalents and restricted cash, a decrease of $80 million compared to December 31, 2024. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Operating Activities
During the nine months ended September 30, 2025, net cash from operating activities decreased by $26 million due to (i) $57 million cash outflows resulting from investment in working capital including higher income tax payments that were mitigated by an increase in operating income before considering non-cash charges / credits, offset by (ii) $31 million of proceeds upon termination of interest rate swap contracts.
Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities increased by $131 million primarily due to (i) $138 million cash paid as part of purchase consideration for the acquisition of CWT and (ii) a $15 million increase in cash outflows related to purchase of property and equipment, offset by (iii) $27 million of proceeds received on maturity of foreign exchange forward contract derivatives that economically hedged certain foreign currency intercompany balances.
Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities increased by $2 million primarily due to (i) a $36 million increase in net outflow of principal amount of term loans under the Amended Credit Agreement ($25 million of net inflow resulting from refinancing of term loans during the nine months ended September 30, 2024, compared to $11 million of repayment of term loans during the nine months ended September 30, 2025), (ii) a $20 million increase in cash paid for taxes withheld upon vesting of equity awards and (iii) a $19 million decrease in cash received from contributions for ESPP and exercise of stock options, partially offset by (iv) a $51 million decrease in cash paid related to debt refinancing costs and make-whole premium for early repayment of term loans and (v) a $21 million decrease in cash paid for repurchase of treasury shares.
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
Set forth below is a reconciliation of net cash from operating activities to Free Cash Flow.

	Nine months ended September 30,		Change increase/(decrease)
(in $ millions)	2025	2024
Net cash from operating activities	$181	$207	$(26)
Less: Purchase of property and equipment	(90)	(75)	(15)
Free Cash Flow	$91	$132	$(41)
During the nine months ended September 30, 2025, our Free Cash Flow decreased by $41 million due to a $26 million decrease in net cash from operating activities as discussed above and an increase of $15 million of cash outflows related to purchases of property and equipment.
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
The following table summarizes our Net Debt position as of September 30, 2025 and December 31, 2024:

(in $ millions)	September 30, 2025	December 31, 2024
Current portion of long-term debt	$23	$19
Long-term debt, net of unamortized debt discount and debt issuance costs	1,366	1,365
Total debt, net of unamortized debt discount and debt issuance costs	1,389	1,384
Less: Cash and cash equivalents	(427)	(536)
Net Debt	$962	$848
As of September 30, 2025, our Net Debt is higher by $114 million compared to Net Debt as of December 31, 2024, due to a $109 million decrease in cash and cash equivalents balance and $5 million of net increase in long-term debt.
In February 2025, we amended the A&R Credit Agreement to reduce the interest rate margin on term loans from 3.00% per annum to 2.50% per annum (see note 8 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q). The reduction in margin is expected to decrease our annual cash interest payment by $7 million.
Debt Covenants

The Amended Credit Agreement contains customary restrictive financial and operating covenants (see note 8 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q).
As of September 30, 2025, we were in compliance with all applicable covenants under the Amended Credit Agreement.
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

Share Repurchase Program

During the nine months ended September 30, 2025, we repurchased 4 million shares for $34 million under the share repurchase program that was authorized by our Board of Directors in October 2024 and pursuant to which the management was authorized to repurchase, in an amount not to exceed $300 million, shares of the Company's Class A common stock through December 31, 2027. The shares repurchased are held as treasury shares. As of September 30, 2025, we had $266 million that remains available to be utilized under the share repurchase program (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

Contractual Obligations and Commitments
In February 2025, we entered into an amendment to the A&R Credit Agreement to reprice the term loans outstanding under the A&R Credit Agreement which is expected to result in an interest savings of $7 million per year. This, however, does not materially impact our total contractual obligations for debt as compared to those disclosed in our Annual Report on Form 10-K.
Further, the CWT acquisition resulted in incremental contractual commitments of $26 million that primarily relate to information technology contracts.
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
For the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K, except as discussed below. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.

Business Combination

We account for business combinations using the purchase method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values, except for certain exceptions, at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. We typically obtain independent third-party valuation to assist us in determining fair values, including assistance in determining discount rates, internal rate of return, royalty rates, market multiples, comparable market values, etc. Items involving significant assumptions, estimates and judgments include the following:

•Cash flow forecasts related to business acquired
•Fair value of contingent consideration;
•Identifying intangible assets and their fair valuation, including valuation methodology, estimates of future revenues and costs, profit allocation rates attributable to the acquired technology and discount rates;
•Estimates of market multiples for applying guideline public company method; and
•Deferred taxes, including projections of future taxable income and tax rates

We estimate the fair value of assets acquired and liabilities assumed based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Due to the subjectivity and reliance on forward-looking inputs, these acquisition-related estimates qualify as critical accounting estimates.

For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, for the CWT acquisition, we used the multi-period excess earnings method to determine the estimated acquisition date fair values of the customer relationships intangible assets. The significant assumptions used to estimate the fair values of customer relationships included forecasted revenues, expected customer attrition rates, and the discount rate applied. Although we believe its estimates of acquisition date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the customer relationships intangible assets acquired.

The fair values of software and trade names were determined by applying the relief from royalty method under the income approach. The relief from royalty method applies a royalty rate to projected income to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. The economic useful life for software was determined based on historical technology obsolescence patterns and prospective technological developments. The estimated economic useful life of the trade names was determined based on the expected probability of continued use of the brand asset.

The fair value of the equity-method investee acquired in the CWT acquisition was determined based on guideline public company method which determines a private company's fair value by comparing it to similar, publicly traded companies and uses a market multiple to arrive at the fair value. It involves selecting comparable companies, determining appropriate valuation multiple and applying market based adjustments which are all critical estimates to arrive at the fair value.
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

Other than as discussed below, there were no material changes in either our market risks or our mitigating strategies during the nine months ended September 30, 2025 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.
Interest Rate Risk
In January 2025, we terminated our then existing interest rate swap derivative contracts and received $31 million, in cash, representing the fair value of the contracts on the termination date. We simultaneously entered into two new interest rate swap derivative contracts with similar terms as the previous interest rate swap agreements, except that the terms of the agreements require us to pay a fixed rate of 4.2075% for $400 million notional rate contract and 4.209% for $500 million notional rate contract (see note 15 - Derivatives and Hedging and note 16 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Form 10-Q for further information).
Foreign Currency Exchange Rate Risk
There are no foreign currency forward contracts open as of September 30, 2025. However, during the nine months ended September 30, 2025, we entered into certain foreign currency forward contracts that acted as economic hedges to offset exposure to foreign currency exchange rate fluctuations that resulted from certain of our intercompany balances. Upon their maturity, we realized $27 million on such foreign currency forward contracts (see note 15 - Derivatives and Hedging and note 16 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Form 10-Q for further information).
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
ITEM 1A. Risk Factors
For the nine months ended September 30, 2025, there were no material changes to the risk factors that were presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors, except as described below. For further discussion on our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section titled Risk Factors in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Prior to the Merger, CWT was a private company and not required to comply with internal controls and policies and procedures over financial reporting as would be required of a public company. Its existing controls and procedures may be inadequate or ineffective.

Prior to the Merger, CWT was a privately-held company and not required to comply with internal controls and policies and procedures over financial reporting as would be required of a public company including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley requires public companies to have and maintain effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and to have management report on the effectiveness of those controls on an annual basis (and have its independent public accountants attest annually to the effectiveness of such internal controls). CWT’s existing controls and procedures may be inadequate or ineffective.

The process of applying our procedures regarding internal controls over financial reporting to CWT will require us to expend a significant amount of time from our management and other personnel and will require us to expend a significant amount of financial resources, which is likely to increase our compliance costs. Even after expending such resources, we cannot assure you that we will be able to conclude that our internal controls over financial reporting with respect to CWT are effective within the time frame required. If we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, this may result in control deficiencies that will require management time, effort and resources to remediate.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of $33 million of our Class A common stock repurchased by us during the quarter ended September 30, 2025, presented by month:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2025 – July 31, 2025	—	—	—	$298,355,006
August 1, 2025 – August 31, 2025	1,913,361	$7.86	1,913,361	283,316,533
September 1, 2025 – September 30, 2025	2,157,613	$8.14	2,157,613	265,760,157
Total	4,070,974		4,070,974
(1) On November 5, 2024, we announced that our Board of Directors authorized our management to repurchase shares of our Class A common stock through December 31, 2027 in an amount not to exceed $300 million. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common stock under the program.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

Exhibit Number	Description

2.1#
Amendment No. 5 to Agreement and Plan of Merger, dated as of August 28, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 2, 2025).

10.1#
Registration Rights Agreement, dated as of September 2, 2025, by and among Global Business Travel Group Inc. and certain equityholders of the Company as set forth on Schedule A thereto (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 2, 2025).

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
_____________________________________________________________
*Filed herewith
**Furnished herewith
# Certain exhibits or schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Business Travel Group, Inc.

Date: November 10, 2025	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)