Form 10-K
period 2025-12-31
Global Business Travel Group, Inc.
filed 2026-03-09
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $681 million.
As of March 5, 2026, there were 523,999,668 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

GLOBAL BUSINESS TRAVEL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
•our ability to maintain our existing relationships with clients and suppliers and to compete with existing and new competitors;
•various conflicts of interest that could arise among us, affiliates and investors;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;
•the impact of geopolitical conflicts, including the war in Ukraine, the conflicts in the Middle East, tensions between China and Taiwan and military operations in Venezuela, as well as related changes in base interest rates, inflation and significant market volatility on our business, the travel industry, travel trends and the global economy generally;
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
•costs related to, or the inability to recognize the anticipated benefits of our merger (the "Merger") with CWT Holdings, LLC ("CWT");
•risks related to the business of CWT or unexpected liabilities that arise in connection with the integration of CWT into our business, including our ability to apply our procedures regarding internal controls over financial reporting to CWT;
•the outcome of any legal proceedings that may be instituted against the Company (as defined herein) in connection with the Merger; and
•other risks and uncertainties described under “Part I—Item 1A. Risk Factors.”
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

PART I
References in this Annual Report to "GBTG," “GBT,” “we,” “us,” “our” or the “Company” are to Global Business Travel Group, Inc. and its consolidated subsidiaries. References to our “management” or our “management team” refer to our officers and directors.
Item 1.    Business
Overview
American Express Global Business Travel, operated by Global Business Travel Group, Inc., a Delaware corporation, ("Amex GBT") is a leading technology and services company for travel, expense, and meetings & events. We are committed to offering companies and their travelers access to the most valuable marketplace in business travel for one simple reason: when people come together, great ideas come to life.

We believe business travel is a fundamental driver of progress and innovation that can be both transactional and transformational. Our comprehensive and competitive marketplace, industry-leading software, AI (as defined herein)-powered efficiencies and 24/7 global support team offer solutions, savings, and flexibility for companies of every size. We believe this is why Amex GBT is one of the most trusted brands in the industry, dedicated to enabling better business travel.1
During the year ended December 31, 2025, we generated total transaction value ("TTV") of approximately $36.3 billion, resulting in revenues of $2.72 billion, net income of $111 million, and Adjusted EBITDA of $532 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — Non-GAAP Financial Measures” for additional information about our non-GAAP measures and a reconciliation to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States, consistently applied ("GAAP").
Our operations are headquartered in London, United Kingdom. As of December 31, 2025, we had over 27,000 employees worldwide with a proprietary presence or operations in 49 countries. We expand our reach to service clients in the rest of the world through our Travel Partner Network, Egencia Global Alliance ("EGA"), and CWT Global Partner Network (collectively, the "Partner Networks" and, each individual partner, a "Partner"), consisting of third-party travel management companies ("TMCs") who may operate locally under the American Express Global Business Travel, Egencia and CWT Brands. According to the Global Business Travel Association ("GBTA"), the 49 countries in which we have a proprietary presence represent approximately 92% of business travel spend worldwide.
American Express Company (collectively with its subsidiaries, "American Express") is a bank holding company ("BHC") under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is therefore subject to supervision, regulation and examination by U.S. bank regulatory authorities. Because and for so long as American Express “controls” Amex GBT for the purposes of the BHC Act, Amex GBT is subject to certain bank regulatory requirements and restrictions. For additional information, see “Part I, Item 1A. Risk Factors — Risks Relating to Regulatory, Tax and Litigation Matters,” “Part I, Item 1. Business — Government Regulation — Banking Regulation,” “Part I, Item 1. Business — Government Regulation — Activities” and “Part I, Item 1. Business — Government Regulation — Acquisitions and Investments.”
Our business is susceptible to substantial disruptions, as described in “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report.

1 American Express and certain associated logos are trademarks of American Express, used in approved formats by GBT Travel Services UK Limited and its authorized sublicensees pursuant to a limited license. American Express holds a minority interest in Global Business Travel Group, Inc. (NYSE: GBTG), which operates as a separate company from American Express.

American Express Global Business Travel is built on the idea that "Great Ideas Travel."

We believe that when people come together, something magical happens. Ideas spark, connections form, and possibilities emerge that could never happen through a screen or on a piece of paper. We are helping businesses move forward because we help ideas move forward. And the further ideas travel, the further companies can grow. At our core we believe:
•At a time of fast-paced technological, political and social change and macroeconomic uncertainty, Amex GBT is championing the importance of bringing people together.
•"Great Ideas Travel" embodies our belief that business travel drives innovation, growth and connections.
•The most important time to bring people together is when companies are trying to manage through change and uncertainty; the conditions businesses are facing today are exactly the time leaders should be accelerating bringing people together.
•Being in person is a differentiator that sparks memorable moments and action. The simple gesture of being in person goes a long way.

The brand position, “Great Ideas Travel,” motivates Amex GBT to operate on a higher standard in relation to all aspects of the travel industry, including the environment, social responsibility and corporate governance, all of which are integral to our success with business clients and suppliers, and a major factor in attracting and retaining the best talent in the industry.
Value Proposition

We serve and create value for clients and travel suppliers in two ways: (i) by providing the most comprehensive and competitive content through the Amex GBT marketplace, enabling travel through content and distribution, expert service, partnerships, and (ii) by offering the data and insights through a suite of travel and expense software and professional services built on a proprietary AI-powered modern technology platform that enables effective and efficient management of business travel programs.

Who we serve

Clients: We are proud to serve clients globally across diverse industries, including financial services, industrial, technology, healthcare, and legal sectors. Our client base is highly diversified, with no single client exceeding 2% of revenue. Small and medium-sized enterprises ("SME") clients represented approximately 46% of our total transaction value in 2025. We help clients of all sizes drive significant cost savings by aggregating diverse business travel content across air, hotels, car rentals, and ancillary services, negotiating differentiated fares and added benefits and ensuring compliance and traveler safety through advanced travel management capabilities.

Travel Suppliers: The hub of our business is our marketplace, where we connect travel suppliers, including over 700 airlines, 160 rail providers, 1.3 million hotel properties and other leading travel suppliers with one of the largest and most in demand sources of business travel globally; clients who have higher average ticket values and greater premium cabin usage compared to typical business-to-business ("B2B") travel benchmarks. We believe our client profile is particularly valuable to travel suppliers due to its higher profitability and the cost-effectiveness of reaching it through our platform versus direct marketing. By providing efficient access to a large, high-value business traveler base, our platform is built to deliver significant value for suppliers, further enhanced by advanced retail, analytics and servicing capabilities that enable Amex GBT to act as an extension of the supplier sales force to our clients.

What we offer
Amex GBT Marketplace: Amex GBT's marketplace reflects our commitment to business travel. It uses AI-powered data analysis to better understand the individual traveler and provide the best fares and rates available at the time of the search. We provide value for both sides of the travel marketplace, providing the content, negotiated rates, and a data-first approach to booking, product offering, monitoring, and technology that maximizes benefits for clients and travel suppliers. We are able to further support savings by offering benefits like our reshopping tools, which are the result of combining proprietary technology with our relationships with travel suppliers. We provide our clients with the data and the insights that they require to negotiate with suppliers and maximize savings, including a dashboard for new distribution capability ("NDC")-enabled bookings. The intelligent marketplace brings richer, expanded data, including expense and payments, and uses technology to analyze that data and bring actionable insights to the travel buyer.

Bringing together content from multiple sources, Amex GBT is a platform where clients benefit from exclusive corporate negotiated air fares and hotel rates, Amex GBT Preferred Rates, and extensive content from Aggregators, Low-Cost Carriers, Booking.com and Expedia, including extensive NDC content. We offer a curated marketplace consistently displaying all of the content clients require across all channels based on their savings and policy objectives.

Travel and Expense Software: What differentiates us from other travel platforms is the breadth and competitiveness of our content. Our proprietary travel solutions pull content from hundreds of airlines, thousands of hotels, and some of travel’s most experienced vendors, specialists, and other resources, offering clients the benefit of negotiated rates and fares, exclusive travel content, and constant monitoring to assess and correct any gaps. With the expertise to understand client preferences and provide content that helps them achieve their travel policy objectives, Amex GBT offers six unique, customizable travel solutions:
•Amex GBT Egencia - For businesses needing a configurable digital travel and expense platform powered by AI with a personalized, digital experience providing complete oversight and control across their program.

•Complete by SAP Concur and Amex GBT - A new co-developed next-gen travel and expense solution for businesses needing an AI-powered, fully customizable global solution, with a unified user experience across travel and expense. Complete seamlessly integrates the SAP ecosystem with Amex GBT’s leading marketplace and servicing capabilities.

•Amex GBT Neo - For businesses preferring customizable global travel, clients work with us to design and build their travel and expense program. We manage their entire program by combining our leading travel and expense platform, with customized servicing options, giving oversight and control across their program.
•Amex GBT Select - For businesses preferring a flexible solution integrating their existing technology with our marketplace and configurable servicing options. They can build a tailored program to give insight and control across their travel spend.
•Amex GBT Ovation - For businesses preferring a higher touch travel solution and personalized corporate travel servicing. The Amex GBT Ovation solution, including Lawyers Travel, caters to clients who prefer to speak to our travel experts as well as use our technology.
•CWTSatoTravel - For military and government agencies, as well as related organizations subject to government regulations, policies and programs. Our processes comply with government requirements, including around information security and data segregation. We manage and provide official travel policy-compliant services and leisure travel to government entities and their travelers.

Across all solutions, our clients benefit from dedicated relationship managers with industry expertise in travel and expense management, multichannel service delivery worldwide, and comprehensive data and analytics capabilities that enable cost optimization, duty of care compliance, and carbon impact transparency. We provide industry-specialized solutions tailored to sectors with unique requirements, such as pharmaceuticals, energy, mining, and marine. Additionally, our clients benefit from heightened BHC level compliance standards, proactive risk management across all risk categories and robust governance and control frameworks encompassing cybersecurity, data protection and third-party oversight programs.
Professional Services: Our commitment to bringing great ideas together is reflected in our specialized professional services including Amex GBT Meetings & Events and Amex GBT Consulting. We are constantly innovating, investing in, and applying technology to our meetings and events offerings. Our services are built on critical components our clients require, such as account management, sustainability solutions, and in-depth reporting. Amex GBT Meetings & Events helps business travelers come together and engage in unique settings and experiences that leave a lasting impact for attendees, companies and brands. We believe that these opportunities offer maximum return on investment for our business clients. Similarly, Amex GBT Consulting provides strategic guidance and tailored solutions to optimize corporate travel programs, enhance cost savings, improve traveler experience, and maintain policy compliance. For very specific industries like sports professionals, TV and film production and global sports broadcasting companies, GBT Sports & Entertainment provides tailored travel services for these creative, technology-forward industries.

Leading AI-Powered Platform: We use proprietary AI across our platform. Connected to one of the largest and richest travel datasets in the industry, our AI-powered solutions are built to enhance the traveler experience and operational efficiency, offer natural language virtual assistants, personalized recommendations, automatic rate optimization tools, and savings identification capabilities. In addition, our technology provides businesses enhanced traveler insights, competitive fare analysis, and advanced data analytics. We are systematically deploying next-generation AI technologies while maintaining rigorous governance and data security standards. In traveler care, AI coaches and knowledge assistants support our travel counselors and enhance operational insights. In finance, AI supports revenue assurance and contract reconciliation. In engineering, coding assistants improve development productivity and code performance. Additionally, AI tools enhance workplace productivity across our organization. We have now reached an inflection point for AI to accelerate value creation in three ways: revolutionize the customer experience, power the agentic transformation of B2B travel and reduce operating costs.
Industry Overview and Competitive Landscape
Over the past 60 years, travel and tourism has been one of the largest and fastest-growing economic sectors. Travel and tourism was responsible for driving $11.7 trillion in spend, or 10.3% of global gross domestic product ("GDP") in 2024, according to the World Travel & Tourism Council (“Travel & Tourism: Economic Impact 2025,” August 2025).
The travel industry has two distinct sectors: leisure travel, in which individuals plan and book their own personal travel, and business travel, which serves individuals or employees that require travel for business needs and meetings. We focus on business travel.
The business travel sector is further divided into two categories: unmanaged or managed. In a company where travel is unmanaged, business travelers essentially purchase travel on their own, purchasing travel and services from B2C (as defined herein) channels largely outside of the company's immediate oversight and control. We offer companies a valuable alternative: managed travel. Managing travel through a TMC offers savings from demand aggregation, access to supplier content, effective fulfillment of business clients’ requirements to ensure the safety and well-being of their employees when traveling for business, and enhanced control over travel spending, among many other benefits.

According to the GBTA, global business travel was estimated to be a $1.57 trillion industry in 2025 and global business travel spend is projected to surpass $2 trillion by 2029 ("2025 Business Travel Index Outlook," July 2025). We believe this growth evidences the sustained role business travel plays as a driver of business and economic growth around the world. Amex GBT is also growing integrated travel adjacent offerings, notably expense management. According to International Data Corporation, travel and expense management software was estimated as a $2.9 billion industry in 2023 by revenue.

We estimate that approximately 30-40% of business travel spend in the United States and Europe was managed in 2024. We believe that a majority of unmanaged business travel spend is driven by SMEs, which could provide us with a significant growth opportunity given our strong SME client base in B2B travel. Additionally, we believe that the growth trend in our SME business, as well as the number of TMCs that currently focus on SMEs, is indicative of a greater demand for managed travel by SMEs. We believe this industry shift to managed travel is supported by sustainable, long-term trends including increasingly fragmented content and opacity of best fares, increasing need for visibility and control of spend and growing emphasis on employee safety and well-being. We estimate that the top 10 TMCs in aggregate accounted for approximately $99 billion in business travel TTV in 2024, or less than 6% of total business travel spend worldwide.

Business travel clients have a wide range of requirements, preferences and priorities, and many TMCs focus on core capabilities aligned with the expectations of their target clients. As a leading software and services company for travel, expense, and meetings & events in a fragmented TMC industry, we offer our clients unrivaled choice, unrivaled value and unrivaled experiences. We believe this differentiation is further enhanced by our reputation and trusted brand. In an industry of constant change, based on three industry-recognized differentiators, we believe Amex GBT’s ability to move business travel is unrivaled:
Unrivaled Choice

Amex GBT clients have access to a curated marketplace through a range of solutions designed to meet a range of diverse client requirements. Our solutions are recognized as leading in their target segments and collectively considered one of the industry's strongest portfolios of travel and expense solutions.
Unrivaled Value

Amex GBT offers clients control and value, resulting in the ability to access comprehensive content while realizing exceptional value, delivering savings to travelers and providing value to suppliers, benefitting both sides of the marketplace. Supported by AI-powered data analysis that can be built effectively and securely, resulting in clients with more choice in carriers than any individual could offer, allowing us to beat direct pricing almost every time.
Unrivaled Experience

Many travelers are excited by, and want ownership of, the digital experience. But travel is also a human business, so we offer both, cutting edge proprietary technology, and 24/7 global client service. Our AI offering, built on a modern platform, enables both the intuitive traveler and the client to contribute to the success of the platform. This digital experience is often a driver of the buying decision, especially when offered with seamless access to the expertise of our travel counselors and client relationship managers.

A Higher Standard, A Trusted Brand

In addition to offering unrivaled choice, unrivaled value and an unrivaled experience, integral to our success with clients and suppliers, and our ability to attract and retain the best talent in the industry, is our belief in operating at a higher standard as it relates to the environment, social responsibility, and corporate governance. This is the cornerstone of our brand promise. We continually work and invest in our risk management framework, governance structures, practices and procedures to meet this higher standard.

In a time when our industry is undergoing accelerated change, we believe that we benefit from our reputation for service, our capacity and capability to adapt to emerging needs and preferences, and our ability to invest in better solutions, and that these attributes will continue to support our business in the future.

Our Competitive Strengths

We have an uncompromising passion for travel, expertise in bringing people together, and the ability to make travel easier. We believe our passion for travel is what differentiates us within the industry, driven by our commitment to create value for our clients and to build omni-technology. We believe our success and historical performance is due to the following competitive strengths:
•Amex GBT was named as one of the world’s leading companies for travel and expense by 2024 TTV with a diverse portfolio of travel management services serving business clients (“2025 Power List,” June 2025, Travel Weekly);

•We are a highly accretive business model that delivers increasing value to clients and suppliers, with capacity to invest;

•Our attractive financial profile with diversified revenue streams and a flexible cost structure;

•Our proven track record of enhancing value through strategic acquisitions and alliances;
•Our high-quality client base with attractive retention rates and new business growth;
•Our traveler-centric, omnichannel service model;
•Trusted relationships with top-tier travel suppliers driven by value proposition;
•Leading industry standards in relation to the environment, social responsibility and corporate governance; and
•Our management team with industry-leading travel experience.
A Leading Technology and Services Company for Travel and Expense by 2024 TTV with a Diverse Portfolio of Leading Travel and Expense Solutions
According to Travel Weekly, based on 2024 TTV, we are one of the world’s leading B2B travel platforms and a leading platform in travel (after leading B2C travel platforms such as Expedia and Booking Holdings Inc.). We offer technology and services in travel and expense designed to provide solutions to demand and supply fragmentation. We provide travel suppliers with a cost-efficient channel to reach business clients and business travelers. We own parts of the distribution value chain, including technology, that enable us to differentiate our service and deliver excellence in client and traveler experiences. We deliver an expansive suite of professional and technology services to clients in addition to superior traveler services.
We believe these capabilities, services, technologies and our comprehensive marketplace contribute to the value of our B2B model.We distinguish ourselves from other B2B travel providers through our portfolio of solutions that target premium demand segments in business travel with tailored value propositions.

•Offering an extensive suite of proprietary and third-party technology through our Complete, Amex GBT Select and Amex GBT Neo solutions, respectively, we serve a range of business clients and offer complete business travel and expense solutions that can be designed and configured around client expectations and requirements to be fully integrated into client environments.
•Our Ovation offerings (including the Lawyers Travel service) focus on clients specializing in providing high-touch TMC service with deep strength in selected industries, including the legal, private equity and entertainment industries.
•Amex GBT Egencia is focused on integrated software solutions. We believe the Amex GBT Egencia platform is simple and easy to use, provides the “look and feel” of a consumer platform for travelers, and features intuitive integrated travel and expense management solutions.
We supplement our diverse portfolio of travel management technology and services, which target attractive segments in B2B travel, with our partner solutions proposition. We believe that the combination of our brands and partner solutions provides us with growth opportunities and capacity for investment in our platform at the center of the Amex GBT Flywheel (as defined below) and distinguishes us from our competitors.

A Highly Accretive Business Model that Delivers Increasing Value to Clients and Suppliers and Capacity to Invest

We have built a platform that brings together people and ideas by offering content from a myriad of sources. This is one of our competitive advantages. As noted in our flywheel below ("Amex GBT Flywheel"), our business model benefits both the traveler and travel supplier and is driven by a network of global connections that drive value for all users of our platform.

•We deliver value to all our clients through constant innovation in areas like AI technology that tailors travel experiences and our differentiated software delivering comprehensive and exclusive content and experiences backed by high-quality service. We deliver this through the compelling combination of individualized value propositions targeted at attractive client segments in business travel reinforced by our diverse portfolio of travel management services, and the significant value created by the Amex GBT platform.
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
•Our end-to-end ownership of our technology platform, from connectivity to sources that supply to our point of sale, allows us to deploy investments efficiently and generate extensive benefits for our clients and travel suppliers.

We believe that our continued innovation and the development of our platform makes us more competitive.
Attractive Financial Profile with Diversified Revenue Streams and a Flexible Cost Structure
Our types and sources of revenue are highly diversified. We receive revenue from clients, travel suppliers and Partner Network for air, hotel, car rental, rail or other travel-related transactions as well as a broad range of non-transaction related products and services. No single client accounted for more than 2% of our revenue in 2025.

We generate revenue in two primary ways: (1) fees and other revenues relating to processing and servicing travel transactions received from clients and travel suppliers (“Travel Revenues”) and (2) revenues for the provision of products and professional services not directly related to transactions received from clients, travel suppliers and Partner Network (“Product and Professional Service Revenues”).
Travel Revenues: Travel Revenues include all revenue relating to servicing a travel transaction, which can be air, hotel, car rental, rail or other travel-related bookings or reservations, cancellations, exchanges or refunds and comprised 79% of our total revenue in 2025. The major components of our Travel Revenues are:
•Client Fees: We typically charge clients transaction fees for arranging travel.
•Supplier Fees: Travel suppliers pay us for distributing and promoting their content. The mechanism varies by supplier, but the amount is usually a volume-linked fee. This includes fees from the three major Global Distribution Systems (“GDSs").

Travel Revenues are primarily driven by transaction volumes, with volume floors included in some of our client contracts.
Product and Professional Services Revenues: We receive revenue from clients, travel suppliers and Partner Network for using our platform, products, and value-added services. Product and Professional Services Revenues, which comprised 21% of our total revenue in 2025, are not directly driven by transaction volume.
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
Cutting-Edge Proprietary Technology Platform Seamlessly Integrated into our Operations

Since our formation in 2014, we have consistently invested capital to create a global platform that serves travel distribution, servicing and business travel programs. In October 2025, Amex GBT announced a strategic alliance with SAP to co-develop a new integrated AI-powered platform called Complete, which will combine booking, servicing, payments and expense integration into one experience. We are also integrating Concur Expense with Amex GBT Egencia as part of a next-gen launch in 2026 with new AI features and user experience to capture the large and profitable SME opportunity.

In addition, we continue to implement focused, high-impact enhancements to our technology platform and solutions to continually improve our value proposition to our clients, travel suppliers and Partner Network. The platform has been developed in a way to not only enable our owned and operated technology, but to power the travel technology ecosystem offering a greater range of technology choices for our clients to meet their preferences and make the right strategic decisions for their program. And, when travelers need to talk to a person, they can always do so. This is part of our compelling offer: travel enhanced by Agentic AI, industry insights and data, and personalized experience, without forgetting this is an industry built on the need for people to meet in person. We believe the future is human, enabled by technology.
Our technology investment has centered on three key strategic goals:
•Creating a custom-built technology infrastructure that expertly offers solutions and supports third-party applications while maintaining robust privacy and data security;
•Developing an omnichannel core platform capable of supporting a global travel program, including a marketplace that provides content for our clients and seamless distribution for our travel suppliers; and
•Creating seamless travel experiences founded upon an integrated suite of solutions.

The core platform today is built on a flexible, modern, fully-cloud based infrastructure (with some client specific exceptions for data residency requirements), which enables efficient, consistent, operations and solutions delivered globally. Our solutions bring together a robust set of capabilities that meet the requirements of travel programs of all sizes as well as the most digitally savvy frequent travelers. Travel management solutions include policy and compliance management, trip approvals, unused ticket management, full featured reporting (including data, analytics and insights), traveler care tools designed to help ensure traveler safety and well-being, and continuous rate search. For the traveler, a digital suite of solutions enables information, communication, booking and travel management where they want it to be:

online, on mobile and by e-mail, as well as by chat with travel counselors. Our platform also supports our travel counselors, enabling personalized servicing and proactive traveler care.

Through Complete, Amex GBT Select and Amex GBT Neo, our platform supports over 70 distinct technology-enabled products and integrates seamlessly with more than 250 third-party and proprietary solutions, each designed to address specific, high impact client needs. Our tailored offerings provide clients with differentiated, integrated travel and expense management capabilities: Complete combines Amex GBT and SAP Concur software and services for clients within the SAP ecosystem, while Amex GBT Neo delivers dedicated online booking and expense management tools for clients outside that ecosystem. Additionally, the Amex GBT Select store enables clients to integrate with all major third-party online booking tools, providing maximum flexibility and choice.

With Amex GBT Egencia, we offer integrated end-to-end B2B software that automatically syncs every travel booking in near real time. Fast and streamlined, with all aspects of travel management in one place, Amex GBT Egencia is also now fully integrated with the core platform and technology infrastructure, offering benefits like single sign-on, expense tracking and data reconciliation. The AI-native technology behind Amex GBT Egencia has provided a unified platform offering both travel and expense solutions, designed to serve travelers and clients with a differentiated digital experience as well as a tool for human agents to support servicing of our clients.

Our technology is also designed to support innovation and new product development. We were an early adopter of AI and machine learning in the B2B travel space. For example, Amex GBT Egencia incorporates significant AI capabilities in everything from determining the best travel choices based on intent to a large language model ("LLM") anchored help center. Additionally, we are implementing automation and augmentation solutions including sentiment analysis, voice to text and LLMs to increase servicing efficiency.

We continue to invest in technology to deliver the strategic goals of the business. We are expanding the availability of content proactively by increasing the connectivity and the functionality of our Amex GBT marketplace in a changing supplier landscape. We are also enhancing the buying experience for travelers using the most advanced technologies available, using our strong AI foundations to find and book the best content, for an individual or a group, based on traveler preferences and company policies. Our flexible platform also enables us to accelerate adoption of AI and automation throughout our operations, driving margin accretion and capacity for further investment.

Proven Track Record of Enhancing Value through Strategic Acquisitions and Alliances

Since our formation in 2014, our singular focus on creating a travel marketplace dedicated to the idea that great ideas should travel more seamlessly, has allowed us to continuously expand our capabilities, integrate new brands through acquisitions, and invest in developing our products and platform and build strategic alliances with leading industry partners. The pursuit of strategic acquisitions and alliances has allowed us to expand our business, complementing our organic growth strategy, and further driving our ability to accomplish our long-term strategic goals. Through our acquisition of KDS in October 2016, we strengthened our platform and digital capabilities with the Amex GBT Neo online booking and expense platform, our next-generation platform to engage with travelers through digital channels. The acquisition of Hogg Robinson Group Limited, a global B2B services company specializing in travel management, complemented our geographical footprint with the ability to offer enhanced service to our clients in key regions, and broadened our product and technology capabilities. AI has been a core part of our strategy for five years, enhancing client savings while helping us be more productive as a business. We added AI and machine learning capabilities to our portfolio in 2020 when we acquired 30 Seconds to Fly. With the acquisition in 2021 of Ovation Travel, LLC, which includes Ovation, Ovation Vacations and Lawyers Travel brands (collectively, "Ovation") we were able to add a high-touch service. With our 2021 acquisition of Egencia from Expedia Group, Inc., we substantially enhanced our capabilities with Egencia’s software solution specifically built for “digital-first” clients who want a seamless program that delivers full traveler tools and control at a lower cost. In September 2025, we completed the acquisition of CWT, offering approximately 2,000 clients access to Amex GBT’s suite of proprietary travel and expense software solutions, as well as strengthening our offerings in key industry verticals including Government, Defense and Military and Energy Mining and Marine. In October 2025, we entered into a new strategic alliance with SAP Concur to deliver more client and supplier value through the creation of new products and experiences. As part of this alliance, we launched Complete by SAP Concur and Amex GBT, offering our mutual clients a new co-developed solution offering enhanced AI-powered experiences consistent across all channels, richer airline, hotel, rail and ground content and seamless account management across Amex GBT and SAP Concur offerings. Through this alliance we are also integrating Concur Expense into our Amex GBT Egencia solution to offer those clients a full travel and expense experience.

We believe our clients will benefit from our partnerships, relationships, and commitment to industry leadership, and we regularly consider acquisition opportunities as well as other forms of business combinations to drive our strategy and to enhance growth. See "Part I, Item 1. Business — Our Growth Strategy"; See "Part I, Item 1A. Risk Factors — Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business — We may be

unable to identify and consummate new acquisition opportunities." For a specific discussion of risks related to the acquisition of CWT, see “Part I, Item 1A. Risk Factors — The Merger with CWT may cause our financial results to differ from our expectations or the expectations of the investment community, we may not achieve the anticipated benefits of the Merger, and the Merger may disrupt our current plans or operations.”
High-quality Client Base with Attractive Retention Rates and New Business Growth
Through our diverse portfolio of leading travel management technology and services, we serve a broad range of global business clients across a range of industries including, business and financial services, industrial, technology, healthcare, legal and many others. Our value proposition is based on our ability to tailor our programs to the expectations of this diverse group of business travelers, which, in turn, creates value for our travel suppliers.
We believe the strength of our value proposition is demonstrated by our ability to attract and retain premium demand business clients. Our client retention rate, excluding CWT, was 96% in 2025. The average tenure of our top 100 clients, excluding CWT, by TTV is approximately 15 years with more than 77% of our client relationships having a tenure of more than five years. In addition to maintaining our existing clients, our Total New Wins Value (TTV over the contract term from all new client wins over the last twelve months) for full year 2025 totaled $3.3 billion, excluding CWT. This business growth creates value for our travel suppliers.
Traveler-Centric, Omnichannel Service Model
We are proud to offer our travelers 24/7 customer service anywhere in the world through a number of service channels. In 2025, 83% of our bookings were through digital channels (such as an online booking tool ("OBT"), the Amex GBT mobile app and instant messaging). Alongside our digital channels, our agent facilitated channels have played a critical role is supporting travelers seeking the expertise and support of our travel counselors in navigating a competitive travel environment.
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
Our service footprint includes 49 countries where we have a proprietary presence or operations. Through our Partner Networks, which are integrated into our infrastructure and platform, we extend this service footprint to our clients in the rest of the world. This broad geographic reach allows us to offer streamlined access to a consistent portfolio of services across the globe and a differentiated local service where such service is needed and valued by the traveler and client.
Our traveler interactions are captured within and powered by our core platform, which is fully integrated into all service channels. This allows seamless, simple and efficient cross channel engagement for our travelers (for example, booking a trip through the OBT, changing the itinerary by calling a travel counselor and rebooking a connecting flight through messaging).
Relationships with Top-Tier Travel Suppliers Driven by Value Proposition
We believe that our longstanding supplier relationships differentiate us from our competitors.

Built on a reputation of delivering premium demand, improving profitability, and meeting supplier objectives, these relationships include airlines, hotel groups and individual hotel properties, content aggregators, including Expedia Partner Solutions and Booking.com, all three major GDS platforms, car rental, rail, ground transportation companies and many other travel suppliers.

Travel suppliers value our global business clients due to a higher proportion of first and business class cabin bookings, fewer advance purchases, more flexible tickets and more long-haul international bookings, all of which drive superior economics and profitability. We offer travel suppliers efficient access to this premium client. For example, we estimate that the total distribution cost through us is comparable (as a percentage of booking value) to the reported selling costs for at least our top five airline suppliers and even more cost-effective when considering the technology investment and servicing cost savings our travel suppliers realize. We believe this is one of the largest aggregations of this premium demand in the travel industry. Due to the nature and mix of our client types, our clients typically choose premium tickets that we estimate are on average approximately 50% higher than the average TMC booking. In addition, more than half of our TTV related to air travel is derived from first and business class cabin bookings.
These high value relationships and economics are powered by the Amex GBT marketplace, our unified platform encompassing the GDS and non-GDS content aggregation that connects all of our travel suppliers and content to the point of sale ("POS") our clients and travelers use. We believe our marketplace provides value to travel suppliers by eliminating the need to invest in business client POS environments while also providing them with the capabilities they need to market, promote and sell their content, products and services effectively.
We have extensive experience working closely with travel suppliers to deliver their objectives and create value for clients. We have a dedicated team of proprietary content acquisition and revenue management specialists providing data insight, backed by advanced optimization tools and data analytics that deliver compelling solutions to travel suppliers.
We believe our offerings create a strong incentive for travel suppliers to deliver more content, experiences, and savings specifically for our clients. This includes Preferred Extras that are not available to the general public, which provide clients with value through extra amenities and savings from exclusive fares and lodging room rates. For example, in 2025, more than 90 airlines and more than 37,000 hotel properties participated in the Preferred Extras program, with clients benefiting from cost savings extra amenities and perks such as free Wi-Fi, breakfast, last-room availability and loyalty benefits.
Leading Industry Standards in Relation to the Environment, Social Responsibility and Corporate Governance
On an annual basis, Amex GBT publishes a Powering Progress Report, which can be found on the Company's website and includes our corporate sustainability strategy and progress in relation to the environment, social responsibility, and corporate governance matters. The information contained on the Company's website is not included in, or incorporated by reference into, this Annual Report.
Management Team with Industry-Leading Experience
We are led by a highly-experienced management team with a wide range of backgrounds and experiences, both from inside and outside the travel industry. They have successfully managed the business through several acquisitions, transformations and challenges, while delivering consistent growth. They have the expertise and leadership required to execute on our growth strategy.
Our Growth Strategy
We believe our growth will be driven by our differentiated services. We have built the most valuable marketplace in travel, underpinned by access to the most comprehensive and competitive content. Additional growth, margin expansion and cash generation can be further accelerated by driving new wins with our leading travel and expense technology and services that are integrated globally. We are focused on growing our leadership in the large, fast-growing and high margin SME space, where we are investing to drive new wins and higher share of wallet and benefit from the shift from unmanaged toward high-quality managed travel solutions. We are investing to extend our product leadership and build leading digital-first experiences and seamlessly integrated technology and services. Our priority to drive operating leverage through productivity improvements, including utilizing automation and AI, is expected to drive margin expansion and fund investments for long-term sustained growth, both organically and through accretive mergers and acquisitions ("M&A").
Capitalize on our Technology Platform
Our proprietary technology utilizes data analytics capabilities to enhance travel program insights and create a more personalized user experience, which we believe will drive our client reach. We intend to expand our value proposition through the continued integration of travel and expense and payment tools. In addition, the Amex GBT marketplace aggregates and optimizes content delivery, which we believe will solve critical problems for business clients, travel suppliers and Partners. With increased capabilities and functionality, we can deliver more value for our clients. We believe that continuing to invest in our digital transformation will also improve client satisfaction while reducing costs. We plan to continue expanding our technology suite in order to seamlessly deliver on clients’ needs in each target segment and to execute on opportunities designed to further improve profitability.

Strengthen our Position Globally
We believe our value proposition to business clients is underscored by our expertise in delivering high-quality service. We provide one of the most complete business travel solutions for business clients of all sizes, and we believe our differentiated value proposition will enable us to continue to grow in this segment. Some business clients require service capabilities having a global reach, and we believe that we can deliver them through our platform and solutions, high-quality traveler service and suite of professional services. We plan to continue to grow through new client wins and expanding upon our existing relationships by providing more comprehensive solutions, including meetings and events planning, consulting, outsourced services and more products and technology that are integrated into our clients to provide the best possible experience and value.
Accelerate Penetration in SME Segment
We are focused on growth in the SME segment, which we believe represents a large and profitable opportunity for our business. In 2025, we estimate global SME total travel spend was approximately $900 billion, including both significant managed and unmanaged spend. We estimate a majority of the global SME segment is unmanaged, representing a large growth opportunity.
Through Ovation and Amex GBT Egencia, we can offer additional solutions and have expanded our offerings where personal, human service remains a key buying criterion. Amex GBT Egencia is a leading software platform where a largely self-service model is desired. With our platforms and expense management tools, we have unlocked significant potential for new business development with unmanaged clients and increased the value offered to our existing client base.
Pursue Strategic and Accretive M&A
We have historically grown and added capabilities through M&A activity and expect to continue to pursue strategic opportunities to complement our platform. We have demonstrated an ability to execute accretive and synergistic acquisitions as well as integrate and fundamentally improve our acquired businesses.
We intend to broaden our diverse portfolio of leading travel management services and our geographic reach, which will allow us to add more business clients and travel suppliers to our platform, driving top-line growth as well as enhancing our technological capabilities and value proposition to deliver increasing value across our client base. We actively monitor and evaluate our M&A pipeline across all our strategic pillars for key opportunities in SME, high growth regions and technology capabilities. Our industry is highly fragmented with hundreds of TMCs, providing a large and attractive pool of potential M&A opportunities. We believe significant M&A opportunities remain in the business travel industry and adjacent industries that could continue to create growth opportunities for us in the future. This provides a large opportunity to target strategic acquisitions, joint ventures and partnerships to improve our geographic footprint and capabilities. We may be required to raise additional capital through new equity or the incurrence of additional indebtedness to support our acquisition strategy. As part of our regular ongoing evaluation of acquisition opportunities, we are in various stages of discussions and have not entered into any agreement with respect to any possible acquisitions not expressly described in this Annual Report. We cannot predict if any such acquisition will be consummated or, if consummated, will result in a financial or other benefit to us. See “Part I, Item 1A. Risk Factors — Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business — We may be unable to identify and consummate new acquisition opportunities.”
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
Description of Certain Indebtedness
Overview
GBTG and certain of our subsidiaries are parties to an amended and restated credit agreement, which provides for a $1,400 million senior secured term loan facility and a $360 million senior secured revolving credit facility. As of

December 31, 2025, the principal amount of term loans outstanding under the amended and restated credit agreement was $1,386 million . The senior secured term loans will mature on July 26, 2031. The revolving credit facility will terminate on July 26, 2029. As of December 31, 2025, we had $360 million of availability under the revolving credit facility.
The following is a summary of the material terms of such amended and restated credit agreement and amendments thereto as of the date of this Annual Report. This summary is qualified in its entirety by reference to the complete text of the A&R Credit Agreement (as defined below) and the amendments thereto, all of which are included as exhibits to this Annual Report. You are urged to read carefully the A&R Credit Agreement and the amendments thereto in their entirety.
Amended and Restated Senior Secured Credit Agreement

On July 26, 2024 (the “Refinancing Date”), GBTG and GBT US III LLC, a wholly-owned subsidiary of GBTG (the “Initial Borrower”) entered into an amended and restated senior secured credit agreement (as amended the Amendment No. 1 and Amendment No. 1, each, as defined below, and as may be further amended, restated, supplemented or otherwise modified from time to time, the “A&R Credit Agreement”), by and among GBTG, the Initial Borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders and letter of credit issuers from time to time party thereto, which initially provided for a $1,400 million senior secured initial term loan facility (the “Initial Term Facility,” and the loans thereunder, the “Initial Term Loans”) and a $360 million senior secured revolving credit facility (the “Revolving Credit Facility” and, the loans thereunder, the “Revolving Loans”). The Initial Term Loans were drawn in full on the Refinancing Date, and the proceeds thereof were used to repay in full the outstanding principal amount of all tranches of term loans outstanding, including accrued interest and other amounts payable, under our then existing senior secured credit agreement (the “Original Credit Agreement”).

The A&R Credit Agreement amended and restated the Original Credit Agreement in its entirety. The repayment of term loans under the Original Credit Agreement resulted in a loss on early extinguishment of debt of $38 million. GBTG incurred total costs of debt refinancing of $25 million, which was capitalized as debt issuance cost and is being amortized to interest expense over the term of the Initial Term Facility and the Revolving Credit Facility, using the effective interest rate method.

On February 4, 2025, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 1”) to the A&R Credit Agreement, with Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto. The primary purpose of Amendment No. 1 was to reprice the then outstanding Initial Term Loans. The repriced Initial Term Facility is referred to hereafter as the “Term B-1 Facility,” and the loans thereunder, the “Term B-1 Loans.”

On January 21, 2026, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 2”) to the A&R Credit Agreement, with Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and the lenders party thereto. The primary purpose of Amendment No. 2 was to reprice the then outstanding Term B-1 Loans and to increase the aggregate principal amount of the term loans by $100 million. After giving effect to Amendment No. 2 and the borrowing contemplated thereby, all outstanding term loans are governed by the same terms and are intended to constitute a single fungible class. The term loan facility under the A&R Credit Agreement, after giving effect to Amendment No. 2 and the borrowing contemplated thereby, is referred to hereafter as the “Term B-2 Facility,” and the loans thereunder, the “Term B-2 Loans.”
Credit Facilities
The Term B-2 Loans mature, and all amounts outstanding thereunder will become due and payable in full, on July 26, 2031. Principal amounts outstanding under the Term B-2 Loans are required to be paid on a quarterly basis in an amount equal to $15,010,101 per annum, commencing in March 2026, with the balance due at maturity.

At the option of the Initial Borrower, the Term B-2 Loans may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (x) a prepayment premium of 1.00% of the principal amount of the Term B-2 Loans subject to certain repricing transactions occurring prior to July 21, 2026 and (y) customary breakage costs in connection with certain prepayments of loans). Further, subject to certain exceptions set forth in the A&R Credit Agreement, the Initial Borrower is required to prepay loans under the Term B-2 Facility with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (calculated in a manner set forth in the A&R Credit Agreement) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights and (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.

As of December 31, 2025, an aggregate principal amount of $1,386 million of Term B-1 Loans were outstanding under the A&R Credit Agreement, and there were no unutilized term loan commitments remaining outstanding under the A&R Credit Agreement as of such date. After giving effect to Amendment No. 2 and the borrowing contemplated thereby, an aggregate principal amount of $1,486 million of Term B-2 Loans was outstanding under the A&R Credit Agreement.

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
Interest and Certain Fees
The Term B-2 Loans and the Revolving Loans (collectively, the “Loans”) bear interest based on the Secured Overnight Financing Rate (“SOFR”) (or an alternative reference rate for amounts denominated in a currency other than U.S. dollars) or, at the Initial Borrower’s option, in the case of amounts denominated in U.S. dollars, the Base Rate (as defined in the A&R Credit Agreement), plus, as applicable, a margin of (i) after giving effect to Amendment No. 2, in the case of the Term B-2 Loans, 2.00% per annum for SOFR-based loans (or 1.00% per annum for Base Rate-based loans) and (ii) in the case of the Revolving Loans, 2.75% per annum for SOFR-based loans (or 1.75% per annum for Base Rate-based loans). The SOFR floor is 0.00% for Loans under the A&R Credit Agreement.

Prior to the effectiveness of Amendment No. 2 , the applicable margin, in the case of the Term B-1 Loans, was 2.50% per annum for SOFR-based loans (or 1.50% per annum for Base Rate-based loans).

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
The A&R Credit Agreement contains a financial covenant applicable solely to the Revolving Credit Facility that requires the First Lien Net Leverage Ratio (as defined under the A&R Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility

(subject to a $10 million exclusion for utilization of the letter of credit sublimit). The A&R Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the A&R Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply for the year ended December 31, 2025.
As of December 31, 2025, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the A&R Credit Agreement.
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
◦any person or group shall have acquired direct or indirect beneficial ownership of more than 50% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of GBTG;
◦a majority of the seats (other than vacant seats) on the board of directors of GBTG ("Board") shall be occupied by persons who were not nominated, appointed or approved for election by the Board; and/or
◦100% of the equity interests in the Initial Borrower, any other Borrower (as defined in the A&R Credit Agreement) or any Intermediate Holding Company (as defined in the A&R Credit Agreement) shall cease to be owned and controlled, directly or indirectly, by GBTG.

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
In addition to supporting travelers, our travel counselors and digital self-service channels act as an extension of the sales force for our travel suppliers, promoting and marketing content in line with our business client and supplier agreements.
Our dedicated Global Business Partnerships team works closely with our travel suppliers to promote our solutions to travel suppliers and negotiate proprietary content that delivers value and benefits to our clients.

Our GBT Partner Solutions business is grown by a dedicated sales team that develops relationships and negotiates partnerships with prospective TMCs and independent agents that could benefit from our platform and/or prospective service delivery partners who could become part of our Partner Network.
As a growing global business, we invest heavily in marketing, promotion and brand development linked to our global value proposition. This includes funds from certain travel suppliers. The Amex GBT global marketing activity broadly focuses on digital marketing, above-the-line channels, advertising, social media, public relations and sales promotions. This ensures the current and future growth of Amex GBT as a credible technology and service company and allows us to compete alongside our large global network of competitors in travel and technology.
Competition
The travel industry, and the business travel services industry, are highly competitive. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other business travel management service providers, consumer travel agencies and emerging and established online travel agencies and other offerings which provide travel booking capabilities. We also compete with travel suppliers, such as airlines and hotels, some of which market their products and services directly to business travelers through B2C channels, including by offering more favorable rates, exclusive products/services and loyalty points to business travelers who purchase directly from such travel suppliers through B2C channels. We also compete against clients determining to self-manage their business travel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations, such as short-term home or condominium rentals, and social media and e-commerce websites. We believe we are distinguished from our competitors by:
•our ability to provide services tailored to the specific requirements of business clients and travelers effectively and efficiently when compared to B2C-focused travel service providers; and
•our portfolio of solutions that target some of the most attractive segments in business travel, solutions tailored to solve the needs of these segments, our platform that delivers differentiated value and experiences to clients and travelers through consistent delivery of excellent service and value when compared to other B2B-focused travel service providers.
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
We continuously improve and upgrade our systems, infrastructure and information security. Over the next several years, we intend to continue to increase the level of investment in information security to better protect data, communication and transactions. In addition, we plan to invest in technology to allow for the next generation of travel advisors to come onboard quickly without needing to learn complex GDS cryptic commands, while providing them with qualified leads to help them build a book of business and grow.
We have also designed processes to streamline travel advisor sales and support workflow to integrate acquired companies efficiently.
Employees and Human Capital Resources
As of December 31, 2025, we had over 27,000 employees worldwide with a proprietary presence or operations in 49 countries. While our employees in many European countries and some Asia Pacific and Latin American countries are legally required to be represented by works councils and/or trade unions, our employees in North America are not represented by any labor organization and are not party to any collective bargaining arrangement. We consider our relationship with our employees to be mutually respectful.
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
As part of our continuous effort to cultivate a better workplace, we solicit feedback from all global colleagues regularly through engagement and pulse surveys. These surveys focus on a variety of different areas, including engagement and alignment with our GBT behaviors. In the most recent annual engagement survey performed in November 2025, we achieved an 82% participation rate. We had an overall engagement score of 77, which is 2 points above the global benchmark as defined by our third-party engagement expert. In addition, 87% of our employees report feeling that people of all backgrounds can succeed at the Company, 7% higher than the global high performing benchmark.
We believe that the development and engagement of our employees is key to our sustainability and growth. We aim to ensure that our hiring and promotional processes are both transparent and inclusive. We also provide a range of continuing education programs to our employees to promote their skill and professional development. Our employees have access to product and technology training so that they can stay up to date on product and travel booking tools, as well as leadership, management and professional skills training. We also have a referral bonus program and a global tuition reimbursement policy available to full-time and part-time employees.
The health and wellness of our employees is a primary focus. Our employees have access to voluntary wellness programs, tools and resources. Our global flexible work program, Better Balance, makes alternative work arrangements available to our employees to suit their needs. A key component of our corporate culture is our commitment to creating a globally inclusive workplace. We strive to create an environment where people feel a sense of inclusion and belonging – for our colleagues, clients, and the communities where we do business. We offer colleague resources group, also known as INclusion Groups or INGroups. Our 10 INGroups, which all employees are welcome to join, are a big part of our culture and a place where people with similar interests, backgrounds, and experiences come together, support one another and make a difference. We remain committed to ensuring that all employees can continuously grow and develop with us.
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
In the United States, our businesses are subject to regulation by the U.S. Department of Transportation (“DOT”) under the U.S. Transportation Code and state agencies under state seller of travel laws and must comply with various rules and regulations governing the holding out, offering, sale and arrangement of travel products and services as a travel agency and, in the case of the DOT, air transportation as a ticket agent. Failure to comply with these rules and regulations could also result in a variety of regulatory actions, including investigations, fines or directives requiring remedial action.
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
Banking Regulation
Because American Express “controls” GBT for purposes of the BHC Act, GBT is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve has broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict our operations and acquisitions and require divestitures. Any of the foregoing could compromise our competitive position, especially because our competitors are not subject to these same regulations. For additional information, see “Part I, Item 1.A. Risk Factors — Risks Relating to Regulatory, Tax and Litigation Matters — Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition."
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
Privacy, Data Protection, Data Governance, Information and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data governance and information and cybersecurity continues to increase worldwide. We have established and continue to maintain policies and a governance framework to comply with applicable privacy, data protection, data governance and information and cybersecurity laws and requirements, meet evolving client and industry expectations and support and enable business innovation and growth. Our regulators are increasingly focused on ensuring that our privacy, data protection, data governance and information and cybersecurity-related policies and practices are adequate to inform clients of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on data management, data governance and our third-party risk management policies and practices.
We are subject to certain privacy, data protection, data governance and information and cybersecurity laws in the United States and other countries in which we operate (including countries in the European Union (the “EU”), Australia, Canada, China, Japan, Hong Kong, India, Mexico, and the United Kingdom), some of which are more stringent and/or expansive than the applicable laws in the United States and some of which may conflict with each other. Some countries and the EU have instituted or are considering instituting requirements that make it onerous to transfer personal data to other jurisdictions. Other countries may require in-country data processing and/or in-country storage of data. Compliance with such laws results in higher technology, administrative and other costs for us, and could require use of local technology services. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate. In Europe, the European General Data Protection Regulation ("GDPR"), imposes legal and compliance obligations on companies that process personal data of individuals in the EU, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). The GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities. The UK-only adaptation of GDPR ("UK GDPR"), mirrors the compliance requirements and fine structure of the GDPR. We adopted controller based Binding Corporate Rules which govern inter-company international data transfers that are intended to achieve compliance with such data transfer rules by the Dutch Data Protection Authority in January 2024, along with the adoption of the UK controller based Binding Corporate Rules granted by the UK's ICO in 2024. The Binding Corporate Rules continue to be a compliant means of international transfers of data following the Schrems II ruling in 2021.
Anti-Money Laundering, Sanctions and Anti-Corruption Compliance
We are subject to regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (“AML”), sanctions and anti-corruption laws and regulations in the United States, United Kingdom, European Union and in other jurisdictions in which we operate. Failure to maintain and implement adequate programs and policies and procedures for AML, sanctions and anti-corruption compliance could have material financial, legal and reputational consequences.
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

Anti-Corruption
We are subject to international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The FCPA also requires us to strictly comply with certain accounting and internal controls standards. The UK Bribery Act also prohibits commercial bribery and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure of the Company, our subsidiaries, employees, contractors or agents to comply with the FCPA, the UK Bribery Act and other similar laws can expose us and/or individual colleagues to investigation, prosecution and potentially severe criminal and civil penalties.
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
•We could be negatively impacted by climate change, environmental, social and governance ("ESG") and sustainability-related matters.
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

Risks Relating to Our Securities
•The market price of the Common Stock (as defined herein) may be volatile and could decline significantly.
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
•cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war, such as ongoing and potential escalation of conflicts in the Middle East, Russia’s invasion of Ukraine, tensions between China and Taiwan and recent U.S. military operations in Venezuela, resulting sanctions imposed by the United States and other countries and retaliatory actions taken by sanctioned countries in response to such sanctions;
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
Any decrease in demand for business travel could materially and adversely affect our business, financial condition, results of operations and prospects.
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
Some of our competitors may have access to more financial resources, greater name recognition and better established client bases in their target client segments, differentiated business models, technology and other capabilities or a differentiated geographic coverage, which may make it difficult for us and our Partners to retain or attract new clients.
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
Other macroeconomic uncertainties beyond our control, such as oil prices, geopolitical tensions, consumer confidence, widespread business failures, tightened credit markets and stock market volatility, terrorist attacks, changing, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions (whether due to climate change or otherwise), travel-related health concerns including pandemics and epidemics such as COVID-19, Ebola and Zika, Nipah virus, political instability, changes in economic conditions, wars and regional and international hostilities, such as Russia’s invasion of Ukraine, ongoing and potential conflicts in the Middle East, tensions between China and Taiwan, recent U.S. military operations in Venezuela, the imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies, temporary visa policies, entry or other travel restrictions or travel-related accidents have previously and may in the future create volatility in the travel market and negatively impact client travel behavior. In addition, an increased focus on the environmental impact of travel could also affect the travel market and travel behavior due to the rise of sustainability regulations. While we strive to promote our and our clients’ mutual commitment to a more sustainable future for business travel, if we are unable to find economically viable and/or publicly acceptable solutions that allow us to maintain our commitment to sustainability and net-zero emissions, we could lose business or experience reputational harm.
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
While decreases in prices for air and other travel products generally increase demand, such price decreases generally also have a negative effect on the commissions and other financial incentives we earn. The overall effect of price increases or decreases in the global travel industry is therefore uncertain.
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
We have a proprietary presence in over 49 countries worldwide, including the United States, United Kingdom, Canada, Germany, Mexico, China and France, and we indirectly provide services to travelers worldwide through our partners and affiliates. Our international operations can pose complex management, compliance, foreign currency, legal, tax, labor, data privacy and economic risks that we may not adequately address, including changes in the priorities and budgets of international travelers and geopolitical uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. We are also subject to a number of other risks with respect to our international operations, including:
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
•political, economic and social instability, including as a result of the war in Ukraine, the ongoing and potential escalation of conflicts in the Middle East, emerging tensions between China and Taiwan and recent U.S. military operations in Venezuela, along with any other geopolitical conflicts that may arise;
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
We generally seek to diversify our cash and cash equivalents across several financial institutions in an attempt to minimize exposure to any one of these entities, we currently have cash and cash equivalents deposited in several financial institutions. The domestic bank deposit balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our uninsured deposits at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners and employees, which could have an adverse effect on our business and financial condition.
We could be negatively impacted by climate change, ESG and sustainability-related matters.
Governments, investors, clients, employees and other stakeholders continue to focus on climate change and sustainability-related matters, including corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. In addition, new climate disclosure laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. Changes in consumer and corporate preferences, travel patterns and legal requirements could impact our revenues or expenses or otherwise adversely affect our business, and/or our clients and partners. We occasionally announce new initiatives, including goals, under our ESG framework. This framework is aligned with our areas of interest as a purpose led company and includes environment and sustainability, social impact, inclusion, effective governance and supply chain management, among others. The criteria by which our ESG practices are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy such new criteria. Moreover, the increasing attention to corporate ESG initiatives could also result in reduced demand for travel-related products, reduced profits and increased regulatory examinations, investigations and potential litigation. If we are unable to satisfy such criteria, investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.

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
The A&R Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
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
A substantial portion of our revenue is affected by the prices charged by our travel suppliers, including airlines, GDS service providers, hotels, destination service providers and car rental suppliers, and the volume of products offered by our travel suppliers. While we do not have significant concentration of revenue with any single travel supplier, if one or more of our major suppliers suffers a deterioration in its financial condition or restructures its operations or if any significant travel provider (such as an airline) withdraws from or reduces its participation in our services, it could have an adverse effect on our business, financial condition and results of operations.
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
Companies with close relationships with end clients, like Meta, as well as new entrants introducing new paradigms into the travel industry, such as metasearch engines like Google, may promote alternative distribution channels by diverting client traffic away from intermediaries and travel agents, which may adversely affect our business, financial condition and results of operations.
Unless we maintain good relationships with our Partner Networks and renew existing, or enter into new, Partner agreements, we may be unable to expand our business, and our financial condition and results of operations may suffer.
Through our Partner Networks, we expand our global reach through a set of Partners that operate locally (predominantly in non-proprietary regions) under our brands. Our Partners either participate in the network for a fixed fee and/or use a transaction-based fee structure and deliver service to our global and regional business clients as part of an integrated network. In order to grow our business, we must consistently renew, and/or enter into new, Partner agreements to actively make our travel product and service offerings globally available to travelers.
The benefits we provide to the Partners within our Partner Networks are subject to risks common to the overall travel industry, including factors outside of our control. Additionally, a decline in our financial condition or results of operations may hamper our success in identifying, recruiting, and entering into Partner agreements with a sufficient number of new qualified Partners. Our ability, and the ability of our Partners, to successfully expand into new countries may be adversely affected by a lack of awareness or acceptance of our brand. A disruption to a relationship with a Partner within any one of our Partner Networks may impact customer retention and our financial condition and results of operations may suffer.
Our Partners could take actions that may harm our business.
Our Partners that form part of our Partner Networks are independent businesses and are not our employees. As such, we do not exercise control over their day-to-day operations. Our Partners may choose not to operate their travel services businesses in a manner consistent with industry standards, our requirements or standards, or the requirements or standards of applicable laws or governmental authorities. If our Partners were to provide diminished quality of service to clients, engage in fraud, including fraud related to our commission structure, be subject to cyber/data security incidents, misconduct or negligence or otherwise violate the law, our image and reputation may suffer materially, and we may become subject to liability claims based upon their actions. Any such incidents could adversely affect our results of operations.
We may have disputes with our Partners, and they may refuse to implement our strategies or seek to terminate their agreements with us if the brands’ performance is worse than they expected.
Our Partners are an integral part of our business, and we may be unable to successfully implement our growth strategy if our Partners refuse to participate in such strategies. For example, the refusal by our Partners to actively make our travel product and service offerings available to travelers would have a negative impact on our success. In addition, it may be difficult for us to monitor the implementation of our growth strategy by international Partners due to our lack of personnel in the countries served by such businesses.
We may have disputes with our Partners with respect to our execution of our growth strategy or our performance under their respective agreements. As a result of such disputes, our Partners may seek to terminate their agreements with us, we may have to pay losses and damages to them and/or travelers, and our brand image may be adversely impacted. Our business, results of operations and financial condition may be adversely affected by the premature or unexpected termination of our Partner agreements.
We plan to renew our existing Partner agreements upon expiration. However, we may be unable to retain our Partners by renewing such agreements on satisfactory terms, or at all. If a significant number of our existing Partner agreements are not renewed, our revenue and profit may decrease. If we cannot attract and retain new Partners to replace expired Partner agreements, our results of operations could be materially and adversely affected. In addition, if travel suppliers do not include some or all of our Partners in our preferred supplier agreements our revenues could be adversely impacted and Partners may choose to exit the program, which would further reduce our potential revenues.
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
We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our Class A common stock, par value $0.0001 per share (the “Common Stock"). If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur incremental interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, and we may not be able to expand our business, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our services.

We may be unable to identify and consummate new acquisition opportunities.
The travel service industry is highly competitive, and we face competition for acquisition opportunities from many other entities, including financial investors, some of which are significantly larger, have greater resources and lower costs of capital, are well established and have extensive experience in identifying and completing acquisitions. This competition for business opportunities may make it challenging to identify and successfully capitalize on acquisition opportunities that meet our objectives. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not successfully complete acquisitions that we target. Further, the fact that we are subject to supervision, examination and regulation by the Federal Reserve under the BHC Act could limit our ability to engage in acquisition activity (See “— Risks Relating to Regulatory, Tax and Litigation Matters —Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition."). In addition, under the terms of the amended and restated shareholders agreement dated January 11, 2024 (as further amended, the “Shareholders Agreement”), by and between GBTG, GBT JerseyCo Limited, American Express International, Inc., EG Corporate Travel Holdings LLC ("Expedia"), and QH Travel L.P. ("QIA"), American Express could prevent us from engaging in an acquisition of a company that provides products and services other than certain pre-approved products and services, if, after cooperating with us for a period of time to reach a mutually agreeable solution, American Express reasonably concludes that such acquisition would have an adverse effect on American Express’s regulatory status under applicable banking laws. If we cannot identify and acquire desirable businesses at favorable prices, or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.
Acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction. We have made, and in the future, expect to make, acquisitions to expand into new travel and geographic areas. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. We regularly consider acquisition opportunities as well as other forms of business combinations. Historically, we have been involved in numerous transactions of various magnitudes, for consideration which included cash, securities or combinations thereof. We intend to continue to evaluate and pursue appropriate acquisition opportunities as they arise in the expansion of our operations. No assurance can be given with respect to the timing, likelihood or financial or business effect of any potential transaction. Furthermore, our ability to consummate and finance an acquisition may be limited by the terms of our existing or future debt arrangements. We cannot predict if any acquisition will be consummated or, if consummated, will result in a financial or other benefit to us.

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
Acquisitions we may pursue in the future may be partially financed through additional debt or equity. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and operations, which could materially adversely affect our financial condition and results of operations. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition and execute our growth strategy. Also, consideration paid for any future acquisitions could include our Common Stock or other equity securities, which could cause dilution to existing stockholders and to earnings per share.

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
As of December 31, 2025, our unfunded/underfunded defined pension benefit obligations were $163 million.
Our most material underfunded pension benefit obligation is to certain of our employees and retirees in the U.K., under which we have funding obligations. We also have underfunded and/or unfunded pension and other postretirement benefit obligations in Germany, Switzerland, Mexico, Italy and Taiwan.
Our policy is to contribute sufficient amounts towards funding the pension plans to meet minimum funding requirements as set forth in employee benefit plan, tax laws or as per the contribution plan agreed with the trustees, plus any such additional amounts as we determine to be appropriate. Key assumptions used to value our funding requirements include the discount rate, the expected long-term rate of return on pension plan assets, and other assumptions underlying actuarial methods which include salary increases, mortality rates and demographics of the plan participants. If the actual trends in these factors are less favorable than our assumptions, we may need to contribute additional cash to fund our obligations under these plans, thereby reducing cash available to fund our operations or service our debt, which could have an adverse effect on our business, financial condition and results of operations. Further declines in the value of the plan investments or unfavorable changes in law, introductions of new legislation or regulations that govern pension plan funding, or impact of any relevant legal proceedings in any jurisdiction, could materially change the timing and amount of required funding. Additional large funding requirements could adversely affect our liquidity.
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
In May 2022, we executed an Amended and Restated Trademark License Agreement with American Express ("A&R Trademark License Agreement") pursuant to which we license the American Express trademarks used in the American Express Global Business Travel and American Express GBT Meetings & Events brands for an eleven-year term. If we fail to comply with certain of our obligations under the A&R Trademark License Agreement or for other specified reasons (including, without limitation, if such trademark license materially and detrimentally impacts the validity, enforceability or value of the American Express trademarks, if certain net promoter scores or business customer satisfaction scores decline or other events occur constituting a “Major Brand Event” as such term is used in the A&R Trademark License Agreement, if such trademark license is no longer permitted under, or if we materially violate any, applicable banking laws, including the BHC Act, and if any of certain competitors of American Express become beneficial owners of more than a certain percentage of our equity securities), American Express can terminate the A&R Trademark License Agreement following applicable notice and/or satisfaction by American Express of certain conditions, provided that in certain circumstances we may be able to avoid termination through satisfaction of certain conditions. Following termination of the A&R Trademark License Agreement, including any failure to renew the license, we may be required to immediately cease using the licensed American Express trademarks used in certain of our brands and, in limited circumstances upon a termination by American Express for cause, pay liquidated damages to American Express, each of which could adversely affect our business, financial condition and results of operations.
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
Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may occur in the ordinary course of our business or the business of our partners or affiliates. Other incidents may arise from events that are or may be beyond our control and may damage our brands, such as actions taken (or not taken) by one or more travel suppliers, travel advisors, partners or affiliates relating to information security and data privacy, adverse publicity, litigation and claims, failure to maintain high ethical and moral standards for all of our operations and activities, failure to comply with local laws and regulations, and illegal activity targeted at us or others. If, under the A&R Trademark License Agreement, certain events impacting the licensed American Express trademarks used in certain of our brands occur, we may be required to financially contribute to a fund to rehabilitate those licensed American Express trademarks and/or American Express may be entitled to terminate the A&R Trademark License Agreement. Our brand value could diminish significantly if any such incidents or other matters erode client confidence in us or in American Express with respect to those licensed American Express trademarks, which may result in a decrease in client activity, our total travel advisor count and, ultimately, lower fees, which in turn could materially and adversely affect our business, financial condition and results of operations.
Our commitments under, and limitations imposed by, the A&R Trademark License Agreement for rights to the American Express trademarks used in certain of our brands, could adversely affect our business and result of operations.
As a condition of our license to use the American Express trademarks in the American Express Global Business Travel and American Express GBT Meetings & Events brands, we are required to (i) offer, promote and market only American Express payment products to our current or potential clients, (ii) use commercially reasonable efforts to make

American Express products and services the default and/or first payment option when our clients and their personnel use or otherwise select a payment method, and (iii) for each applicable country or jurisdiction in which American Express offers payment products, exclusively make American Express payment products available to our employees, each subject to certain exceptions. We are also limited in our ability to offer, promote, market or provide any scorecard or travel-related benefit to or through any American Express competitor, third-party travel agency or any other third-party, in each case as a card member benefit. These restrictions may prohibit us from entering into advantageous business opportunities with unrelated parties, which could adversely affect our business, financial condition and results of operations.
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
Our ability to provide best-in-class service to our travelers depends upon the use of sophisticated information technologies and systems, including technologies and systems used for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer and provide support for an increasing number of travelers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. We may fail to effectively expand and grow our systems and infrastructure to accommodate these increased demands. Further, our systems and infrastructure may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business, or could contain errors, bugs or vulnerabilities.
Our future success also depends on our ability to understand, adapt and respond to rapidly changing technologies in the travel industry that will allow us to address evolving industry standards and to improve the breadth, diversity and reliability of our services in a cost-effective manner. We may not be successful, or may be less successful than our current or new competitors, in developing such technology, which would negatively impact our business and financial performance.
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

We have incorporated and may continue to incorporate certain artificial intelligence, machine learning, data science, and similar technologies (collectively, "AI"), including third-party AI tools, into our business operations and solutions. We may not be able to achieve the anticipated benefits of the AI initiatives, including expected costs savings. The use of AI also involves various operational, legal and competitive risks and challenges that could adversely affect our business, including cybersecurity vulnerabilities and evolving regulatory requirements across jurisdictions. The complex and evolving regulatory landscape surrounding AI technologies, including in respect of violations of intellectual property rights and data privacy concerns, creates compliance challenges and potential liability. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms. Our competitors or other third parties may incorporate AI into their product development, product offerings, technology, and infrastructure operations and products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.
We rely on information technology to operate our business. System interruptions, defects and slowdowns, including with respect to information technology provided by third parties, may cause us to lose travelers or business opportunities or to incur liabilities.
We rely on information technology ("IT") systems to service our clients and enable transactions to be processed on our platforms.

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
•assistance in conducting searches for airfares and processing air ticket bookings;
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
We or our travel suppliers and third-party service providers collect, use, analyze and transmit a large volume of personal information in processing travel transactions and delivering other travel-related products and services. There are numerous laws with a significant impact on our operations regarding privacy, cybersecurity and the storage, sharing, use, analysis, processing, transfer, disclosure and protection of personal information , the scope of which are changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the GDPR, UK GDPR and UK Data Protection Act impose numerous technical and operational obligations on processors and controllers of personal data and have resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the EU and the United Kingdom.
Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive personal data. For example, in July 2020, the Court of Justice of the European Union ("CJEU") invalidated the “EU-US Privacy Shield,” a framework for transfers of personal data from the European Economic Area to the United States. While the same CJEU decision considered and left intact the Standard Contractual Clauses (“SCCs”), another mechanism to safeguard data transfers from the EU to third countries, including the United States, reliance on SCCs is subject to enhanced due diligence on the data importer’s national laws, according to the CJEU. Additional measures may have to accompany the SCCs for a transfer to be compliant. If we are unable to continue to rely on SCCs or validly rely upon other alternative means of data transfers (such as the Binding Corporate Rules) from the European Economic Area or the United Kingdom to the United States and other countries where safeguards for transfers of personal data are required under the GDPR (and UK GDPR), we may be unable to operate material portions of our business in the European Economic Area or the United Kingdom as a result of the CJEU’s ruling and related guidance of competent European and national agencies, which would materially and adversely affect our business, financial condition, and results of operations. Additionally, if we are restricted from sharing data among our products and services, or if we are restricted from sharing data with our travel suppliers and third-party service providers, it could affect our ability to provide our services or the manner in which we provide our services. Our current data transfer practices may also be more closely reviewed by supervisory authorities and could become subject to private actions.
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
We, and our travel suppliers Partners and third-party service providers on our behalf, collect, use and transmit a large volume of personal information. The secure transmission of client information over the internet is essential in maintaining the confidence of travel suppliers and travelers. Substantial or ongoing data security breaches or cyber-attacks, whether instigated internally or externally on our system or other internet-based systems, expose us to a significant risk of loss, theft, the rendering inaccessible, improper disclosure or misappropriation of this information, and resulting regulatory actions, litigation (including class action litigation) and potential liability, damages and regulatory fines and penalties, and other related costs (including in connection with our investigation and remediation efforts), which could significantly affect our reputation and harm our business. Further, some of our third-party service providers, travel suppliers and other third parties may receive or store information, including client information provided by us. Our travel suppliers currently require most travelers to pay for their transactions with their credit card, especially in the United States. Increasingly sophisticated technological capabilities, including the use of AI and Shadow AI, pose greater cybersecurity threats and could result in a cyber-attack or a compromise or breach of the technology that we use to protect client transaction data. Any significant adverse change in any of these factors could have a material adverse effect on our business, results of operations and financial condition.
We develop and maintain systems and processes aimed at detecting and preventing data breaches and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. We may need to increase our security-related expenditures to maintain or increase our systems’ security in the future. Despite our efforts, the possibility of data breaches, malicious social engineering, Shadow AI and fraudulent or other malicious activities, deep fake attacks and human error or malfeasance cannot be eliminated entirely, and risks associated with each of these remain, including the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information), online accounts and systems. In addition, to the extent we experience a cyber-attack or security breach, we may be unsuccessful in implementing remediation plans to address exposure and future harm. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, which change frequently and often are not recognized until launched against a target, could result in a compromise or breach of client data, even if we take all reasonable precautions, including to the extent required by law. These risks are likely to increase as we expand our offerings, expand internationally, integrate our products and services, increase our dependency and use of AI, and store and process more data, including personal information and other sensitive data. Further, if any of our third-party service providers, travel suppliers or other third parties with whom we share client data fail to implement adequate data-security practices or fail to comply with our terms and policies or otherwise suffer a network or other security breach, our clients’ information may be improperly accessed, used or disclosed. We maintain a comprehensive portfolio of insurance policies to meet both our legal obligations and to cover perceived risks within our business, including those related to cybersecurity. We believe that our coverage and the deductibles under these policies are adequate for the risks that we face.
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by nation-state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate detection or preventative measures. The emergence and maturation of AI capabilities has led to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology, of which we have been a target, or other forms of generative automation that have increased the effectiveness of cyber threat activity.
If a party (whether internal, external, an affiliate or unrelated third party) is able to circumvent our data security systems or those of the third parties with whom we share client information, or engage in cyber-attacks, such cyber-attacks or data breaches could result in such party obtaining our proprietary information, the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, our clients’ data and/or significant interruptions in our operations. Cyber-attacks and security breaches could also result in severe damage to our IT infrastructure, including damage that could impair our ability to offer our services. In addition, cyber-attacks or security breaches could result in negative publicity, damage our reputation, divert management’s time and attention, increase our expenditure on cybersecurity measures, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions (and lead to further enhanced regulatory oversight), or cause travelers and potential travel suppliers to lose confidence in our security and choose to use the services of our competitors, any of which would have a material adverse effect on our business, results of operations and financial condition. If such disruptions or breaches are not detected immediately, their effect and resulting impact could be compounded.
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
In addition, in recent years, in the jurisdictions in which we operate, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity, as well as litigation, based on allegations of infringement, misappropriation or other violations of intellectual property. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We may be subject to claims of alleged infringement, misappropriation or other violation of the intellectual property rights of our competitors or other third parties in the operation of our businesses, including for our use of third-party intellectual property rights or our internally developed or acquired intellectual property, technologies and content. We cannot guarantee we have not, do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others. If we were to discover that our products or services infringe, misappropriate or otherwise violate the intellectual property rights of others, we may need to obtain licenses or implement workarounds that could be costly. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to implement workarounds successfully. Moreover, if we are sued for infringement, misappropriation or other violation of a third-party’s intellectual property rights and such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments or to indemnify our licensees, or could be enjoined from offering our products or services or using certain technologies or otherwise be subject to other unfavorable circumstances. Accordingly, our exposure to damages resulting from such claims could increase and this could further exhaust our financial and management resources. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims (regardless of their merit) and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results and financial condition.
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
We may hedge against certain variable interest rate risks by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. As of December 31, 2025, we have interest rates swap derivative contracts for $900 million of notional amounts, hedging a portion of our variable interest rate on term loans. These interest rate swaps essentially fix the interest rates on a portion of our term loans and help manage a portion of our interest cost in an economic environment where interest rates are rising. See note 21 - Derivatives and Hedging to our consolidated financial statements included elsewhere in this Annual Report for more information on these derivative contracts. Although we may use hedging instruments to selectively manage risks, such instruments may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.
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
For a specific discussion of risks related to American Express’s deemed “control” of us under the BHC Act, see “— Because we are deemed to be “controlled” by American Express under the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve which could adversely affect our future growth and our business, results of operations and financial condition."
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
As further described in “Part I, Item 1. Business — Government Regulation,” because American Express “controls” us for the purposes of the BHC Act, we are and will be subject to supervision, examination and regulation by the Federal Reserve. The Federal Reserve has broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict our operations and acquisitions and require divestitures. As noted above, American Express is a bank holding company. In addition, American Express has elected to become a financial holding company, and as such it is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, American Express must meet certain eligibility requirements. We and American Express engage in various activities permissible only for bank holding companies that have elected to become financial holding companies, including, in particular, providing travel agency services. If American Express fails to continue to meet eligibility requirements for financial holding company status, including as a result of actions by us, the financial condition and results of operations of American Express and us could be adversely affected, American Express and we may be restricted in our ability to engage in certain business activities or acquisitions, and ultimately, American Express and we could be required to discontinue certain activities permitted for financial holding companies or that rely on financial holding company status. Any of the foregoing, to the extent it occurs to us, could compromise our competitive position, particularly to the extent our competitors may not be subject to these same regulations. In addition, because acquisitions have been and are expected to continue to be a critical part of our growth strategy, any such limitations on our ability to engage in acquisition activity could inhibit our future growth and have a material adverse effect on our business, financial condition or results of operations. See “— Risks Relating to Employee Matters, Managing Our Growth and Other Risks Relating to Our Business.”
In addition, failure to satisfy regulatory requirements arising from American Express’s deemed “control” of us under the BHC Act may give American Express the right to (i) transfer all or a significant portion of its shares of GBTG and GBT JerseyCo, (ii) exercise registration rights without regard to certain restrictions that would otherwise apply, or (iii) exchange all or a significant portion of its shares of Class A Common Stock (as well as any Class B Common Stock that it may own in the future, as applicable, for shares of Class A-1 Preferred Stock and Class B-1 Preferred Stock, respectively, which are non-voting. See “— Risks Relating to Our Organization and Structure — American Express has the right to reduce, restructure or terminate its investment in GBTG and GBT JerseyCo in the event of an Amex Exit Condition which, if exercised, could adversely affect our business, results of operations and financial condition, depress the market price of our Common Stock and result in further concentration of the voting power in GBTG.”
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
Economic sanctions and embargo laws and regulations, such as those administered and enforced by OFAC, vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. At times, economic sanctions and embargo laws and regulations may be in conflict from one jurisdiction to another. We cannot assure you that we will be in compliance with such laws, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations and potential conflict.
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
Risks Relating to Our Organization and Structure
We conduct certain of our operations through joint ventures. Disagreements with our joint venture partners could adversely affect our interest in the joint ventures.
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
The Board consists of three classes of directors with staggered, three-year terms. The presence of a classified board could have anti-takeover effects, including discouraging a third party from making a tender offer for Common Stock or attempting to obtain control of us, even when stockholders may consider such a takeover to be in their best interests. It could also delay stockholders who disapprove of the performance of the Board from changing a majority of the Board through a single proxy contest.
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
American Express may, to terminate its deemed “control” of us under the BHC Act following the occurrence of an Amex Exit Condition, transfer shares of GBTG and GBT JerseyCo without regard to certain applicable transfer restrictions under the Shareholders Agreement, other than the bar on transfers to sanctioned persons and subject to volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act of 1933, as amended ("Securities Act"). American Express’s exemption from certain transfer restrictions could significantly impair our and our other stockholders’ interests. For example, following the occurrence of an Amex Exit Condition, American Express could transfer shares to one of our competitors, which could undermine our competitive position.
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
The trading price of our Common Stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause an investor to lose all or part of their investment in our Common Stock. Factors that could cause fluctuations in the trading price of our Common Stock include the following:
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in reputational damage, substantial costs and a diversion of our management’s attention and resources.
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
We have 2,461,657,703 shares of Common Stock authorized but unissued as of December 31, 2025. Our Certificate of Incorporation and the applicable provisions of the DGCL authorize us to issue these shares of Common Stock and options, rights, warrants and appreciation rights relating to Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions, or otherwise.
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
American Express, QIA, and Expedia and their affiliates control a majority vote of our Common Stock and their interests may not always coincide with the Company’s interests or the interests of our other stockholders. Moreover, the Shareholders Agreement contains provisions relating to our corporate governance. Even when these stockholders and their affiliates cease to own shares of our Common Stock representing a majority of the voting power, for so long as these stockholders continue to own a significant percentage of our Common Stock, these stockholders will still be able to significantly influence the composition of the Board and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, these stockholders and their affiliates have significant influence with respect to our management, significant operational and strategic decisions, business plans and policies through their voting power and their rights under the Shareholders Agreement. Further, these stockholders and their affiliates, through their combined voting power and their rights under the Shareholders Agreement, may be able to cause or prevent a change of control of our Company or a change in the composition of the Board and could preclude any unsolicited acquisition of our Company. This concentration of voting power could deprive an investor of an opportunity to receive a premium for their shares of Common Stock as part of a sale of our Company and ultimately may negatively affect the market price of our Common Stock.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity policies, standards, processes and practices, which are integrated into our overall risk management system.

We take a risk-based approach to cybersecurity aligned with National Institute of Standards and Technology ("NIST") Cybersecurity Framework principles and have implemented controls throughout our operations that are designed to address cybersecurity threats and incidents. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help us identify, escalate, investigate, resolve and recover from security incidents in a timely manner.

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

Our cyber risk management program identifies, tracks, escalates, remediates, and reports cyber related risks throughout the Company. These risk areas include internal, product, vendor, supply chain, and external services utilized across the Company. These risks are assessed, prioritized, and both tactically and strategically addressed via process, technology, and personnel improvements to ensure ongoing mitigation and tracking. We utilize internal and external resources, including leading third-party providers in the cybersecurity prevention, detection and monitoring space, to monitor for cybersecurity threats to our systems and networks and to understand the broader threat environment. Vendors and third-party service providers are subject to security assessments and contractual security requirements commensurate with the nature of the services provided and the sensitivity of the data accessed.

Our cybersecurity strategy is guided by prioritized risk, identified areas for improvement based on the NIST Cybersecurity Framework, and emerging business needs. Cybersecurity risks are continually monitored and shared with the executive leadership team on a quarterly basis. We maintain a global incident response plan, coupled with a global continuous monitoring program. We regularly test our incident response plan through tabletop exercises and simulations. This plan and program include incident alerting, comprehensive incident criticality assessments, and escalation processes designed to support our teams, our senior leadership, and the GBTG Board. This escalation process also includes cross-functional materiality determinations and applicable reporting requirements.

Our cybersecurity operations team manages all facets of cybersecurity monitoring including the deployment of AI-based tools for threat detection and incident triage, coordinating with managed services security providers and internal analysts across the Company. All employees are provided cybersecurity awareness training, which includes topics on our policies and procedures for reporting potential incidents. Our cybersecurity team regularly evaluates emerging risks, regulations, and compliance matters and updates applicable policies and procedures accordingly.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Refer to “Part I, Item 1A. Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company, including the risk factor captioned “Cybersecurity attacks, security breaches or incidents impacting our systems or data could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.”

Governance

The Board, directly and through its committees, oversees our risk management process, including cybersecurity risks, and regularly receives presentations and reports from management. Pursuant to the Risk Management and Compliance Committee Charter, the Risk Management and Compliance Committee of the Board provides compliance oversight of our risk assessment and risk management policies, which include cybersecurity, and receives regular reports and updates on the steps management has taken to monitor and mitigate such exposures and risks.

Our Chief Information Security Officer ("CISO"), in coordination with our Chief Information Technology Officer, is responsible for leading the assessment and management of cybersecurity risks. The current CISO has over 25 years of experience managing robust security programs, including in heavily regulated environments such as financial services. The CISO possesses extensive experience in information security, risk management, and technology governance, with a strong background in both strategic leadership and technical security operations. The CISO presents twice-per-year to the Risk Management and Compliance Committee on our cybersecurity program.
Item 2. Properties
Our corporate headquarters are located at 33 Charterhouse Street, Farringdon, London. The lease for this property expires in July 2034. We also lease office space in various cities and locations worldwide. In addition to our leased offices, we own the underlying land for our office in Mexico City, Mexico and Nancy, France. We believe our existing office properties are in good condition and consider these arrangements suitable for the conduct of our business and to be adequate for our present needs.
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
Holders
As of March 5, 2026, there were approximately 81 holders of record of our Common Stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
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
Issuer Purchases of Equity Securities
Below is a summary of Common Stock repurchased by us during the quarter ended December 31, 2025, presented by month:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 – October 31, 2025	2,135,645	$7.97	2,135,645	$248,754,324
November 1, 2025 – November 30, 2025	1,460,716	$7.54	1,460,716	$237,696,176
December 1, 2025 – December 31, 2025	1,382,269	$7.84	1,382,269	$226,889,537
Total	4,978,630		4,978,630
(1) On November 5, 2024, we announced that our Board of Directors authorized our management to repurchase shares of our Common Stock through December 31, 2027 in an amount not to exceed $300 million. On February 17, 2026, we announced that our Board of Directors authorized an increase of this amount to $600 million. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Common Stock under the program.
Performance Graph
The following performance graph below shows the cumulative total stockholder return on our Common Stock, compared with the NYSE Composite Index (“NYSE Composite”), the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s Software & Services Select Industry Index (“S&P Software & Services Select Industry Index”) (collectively, the “Indices”) from the closing price on May 31, 2022 (the date our Common Stock began trading on NYSE) through December 31, 2025. The results are based on an investment of $100 in our Common Stock and each of the Indices.

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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements, and the related notes, included elsewhere in this Annual Report. The discussion and analysis below presents our historical results as of and for the years ended on, the dates indicated. Unless otherwise indicated or the context otherwise requires, the terms , “we,” “us,” or “our,” refer to GBTG and its subsidiaries.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 7, 2025.
Overview
We operate American Express Global Business Travel, a leading technology and services company for travel, expense, and meetings & events. We are committed to offering companies and their travelers access to the most valuable marketplace in business travel for one simple reason: when people come together, great ideas come to life.

We believe business travel is a fundamental driver of progress and innovation that can be both transactional and transformational. Our comprehensive and competitive marketplace, industry-leading software, AI (as defined herein)-powered efficiencies and 24/7 global support team offer solutions, savings, and flexibility for companies of every size. We believe this is why Amex GBT is one of the most trusted brands in the industry, dedicated to enabling better business travel.

We serve and create value for clients and travel suppliers in two ways: (i) by providing the most comprehensive and competitive content through the Amex GBT marketplace, enabling travel through content and distribution, expert service, partnerships, and (ii) by offering the data and insights through a suite of travel and expense software and professional services built on a proprietary AI-powered modern technology platform that enables effective and efficient management of business travel programs..Acquisitions
On September 2, 2025, we completed the acquisition of CWT in accordance with terms of agreement.

On December 29, 2025, we gained control over Uvet Global Business Travel S.p.A. ("Uvet GBT"), by obtaining majority representation on its board of directors. This was accounted for as a business acquisition under GAAP.
For more information regarding the CWT and Uvet GBT transactions, see note 3 - Business Acquisitions to our consolidated financial statements included elsewhere in this Annual Report).
Macroeconomic conditions and trends
While transactions grew during the year ended December 31, 2025, macroeconomic and political uncertainties such as changing global geopolitical dynamics, changing trade policies and tariffs, risk of recession, inflationary pressures, currency fluctuations, stock market volatility and geopolitical conflicts, have contributed to an increasingly involved business environment and uncertainty in business trends. Our future operational results may be subject to volatility due to the impact of the aforementioned trends.

Key Factors Affecting Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Impact of Acquisition

From time-to-time we pursue accretive acquisitions and have realized substantial growth through our acquisition strategy. In September 2025, we completed the acquisition of CWT. CWT is a global business travel and meetings management company that provides corporate travel booking, program management and related services to enterprises and government clients. Our consolidated financial statements for the year ended December 31, 2025 include the results of the CWT acquisition from the closing date of the transaction.

On December 19, 2025, we entered into an agreement with UVET Viaggi Turismo S.p.A., pursuant to which we are entitled to appoint a majority of the members of the board of directors of Uvet GBT. On December 29, 2025, we appointed a majority of the members of the board of directors of Uvet GBT pursuant to this agreement, while maintaining our 35% ownership in Uvet GBT, thereby obtaining a controlling financial interest. Prior to obtaining a controlling interest through our majority representation on the board of directors of Uvet GBT, we accounted for our 35 % ownership in Uvet GBT as an equity method investment. This transaction was accounted for as a "step acquisition" (as defined by GAAP).
Such acquisitions have an impact on our revenue, cost of revenue and other operating expenses (including integration, restructuring and depreciation and amortization). Further, purchase accounting under GAAP requires that all assets acquired and liabilities assumed in a business combination be recorded at fair value on the acquisition date. This could result in a significant amount of amortization of acquired intangibles (or impairments, if any) recorded in our results of operations, which may significantly impact our results of operations.
Fair Value Movements for Earnout Shares
We have earnout shares that we record as derivative liabilities, recognizing any fair value movement in the consolidated statements of operations. We have experienced significant gains or losses on account of fair value movements related to these earnout shares, which has impacted our results of operations.
Foreign Currency Exchange

We have considerable business operations outside of the United States ("U.S.") As we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local functional currency into U.S. Dollars. As a result of movements in foreign currency exchange rates, the amounts of our foreign-currency denominated net assets, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. However, since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

Further, our results of operations are also affected due to the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of entities. These remeasurement adjustments are recognized in earnings and can result in foreign currency gains or losses, depending on the direction of currency movements. Period-to-period changes in exchange rates, particularly in the Euro and British Pound, can introduce volatility into our reported financial results, independent of underlying business performance. While, during the year ended December 31, 2025, we entered into foreign currency forward contracts to economically hedge, in part, risks from such remeasurements, these measures did not fully offset the impact of foreign currency fluctuations on our financial results. We do not have any foreign currency forward contracts as of December 31, 2025.
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

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2025	2024	$	%
Key Operating Metrics
TTV	$36,258	$31,029	$5,229	17%
Transaction Growth	14%	5%	n/m	n/m
Key Financial Metrics
Revenue	2,718	2,423	295	12%
Total operating expense	2,588	2,308	280	12%
Gross Profit	1,562	1,397	165	12%
Gross Profit Margin	57%	58%	(15)bps	—%
Operating income	130	115	15	13%
Net income (loss)	111	(134)	245	182%
Net income (loss) margin	4%	(6)%	n/m	n/m
Net cash from operating activities	233	272	(39)	(15)%
Adjusted Gross Profit	1,633	1,456	177	12%
Adjusted Gross Profit Margin	60%	60%	1bps	—%
EBITDA	432	257	175	68%
Adjusted EBITDA	532	478	54	11%
Adjusted EBITDA margin	20%	20%	(17)bps	(1)%
Adjusted Operating Expenses	2,190	1,948	242	12%
Free Cash Flow	104	165	(61)	(37)%
__________________________________________________
n/m — not meaningful

	As of December 31,
	2025	2024
Net Debt	$984	$848

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
Following the acquisition of CWT, we updated our methodology to calculate TTV and number of transactions to better align across our platforms to ensure consistency and comparability. As a result, TTV and Transaction Growth (Decline) metrics for prior periods have been recalculated and presented to conform to the current methodology, with no material impact year-over-year.
TTV
TTV refers to the sum of the total price paid by travelers for air, hotel, rail, car rental and cruise bookings, including taxes and other charges applied by suppliers at point of sale, less cancellations and refunds.
For the year ended December 31, 2025, TTV increased by $5,229 million, or 17%, compared to the year ended December 31, 2024, with CWT contributing 12% of this growth with the remaining increase in TTV primarily due to Transaction Growth, an increase in both average air transaction price and average hotel stay price and a favorable impact from foreign exchange rates.
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
For the year ended December 31, 2025, Transaction Growth was 14% compared to the year ended December 31, 2024, with CWT contributing to 12% of this growth. The remaining increase in Transaction Growth for this period was primarily due to share gains and increased demand for business travel from our clients.
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
We define Adjusted EBITDA as net income (loss) before interest income, interest expense, gain (loss) on early extinguishment of debt, benefit from (provision for) income taxes and depreciation and amortization and as further adjusted to exclude costs that management believes are non-core to the underlying business of the Company, consisting of restructuring, exit and related charges, integration costs, costs related to mergers and acquisitions, non-cash equity-based compensation and related employer taxes, long-term incentive plan costs, certain corporate costs, fair value movements on earnout derivative liabilities, gain (loss) on remeasurement of previously held equity investment, foreign currency gains (losses) and non-service components of net periodic pension benefit (cost) .
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
Set forth below is a reconciliation of Adjusted Gross Profit to Gross Profit.

	Year Ended December 31,
(in $ millions)	2025	2024
Revenue	$2,718	$2,423
Cost of revenue (excluding depreciation and amortization)	1,085	967
Adjusted Gross Profit	1,633	1,456
Depreciation and amortization related to cost of revenue	71	59
Gross Profit	$1,562	$1,397
Gross Profit Margin	57%	58%
Adjusted Gross Profit Margin	60%	60%
Set forth below is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2025	2024	$	%
Net income (loss)	$111	$(134)	$245	182%
Interest income	(8)	(6)	(2)	(16)%
Interest expense	95	115	(20)	(17)%
Loss on early extinguishment of debt	2	38	(36)	(96)%
Provision for income taxes	40	66	(26)	(39)%
Depreciation and amortization	192	178	14	8%
EBITDA	432	257	175	68%
Restructuring, exit and related charges(a)	58	17	41	242%
Integration costs(b)	20	24	(4)	(17)%
Mergers and acquisitions(c)	35	45	(10)	(23)%
Equity-based compensation and related employer taxes(d)	90	83	7	8%
Fair value movements on earnout derivative liabilities(e)	(96)	56	(152)	(271)%
Gain on remeasurement of previously held equity interest(f)	(39)	—	(39)	n/m
Other adjustments, net(g)	32	(4)	36	n/m
Adjusted EBITDA	$532	$478	$54	11%
Net income (loss) margin(1)	4%	(6)%	n/m	n/m
Adjusted EBITDA Margin	20%	20%	(17)bps	(1)%
__________________________________________________
n/m — not meaningful

(1)Net loss margin is calculated as net loss divided by revenue.
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Total operating expenses	$2,588	$2,308	$280	12%
Adjustments:
Depreciation and amortization	(192)	(178)	(14)	(8)%
Restructuring, exit and related charges(a)	(58)	(17)	(41)	(242)%
Integration costs(b)	(20)	(24)	4	17%
Mergers and acquisitions(c)	(35)	(45)	10	23%
Equity-based compensation and related employer taxes(d)	(90)	(83)	(7)	(8)%
Other adjustments, net(g)	(3)	(13)	10	81%
Adjusted Operating Expenses	$2,190	$1,948	$242	12%
__________________________________________________
n/m — not meaningful

(a)Includes (i) employee severance costs of $48 million, and $11 million for the years ended December 31, 2025 and 2024, respectively, (ii) accelerated amortization of operating lease ROU assets of $6 million and $4 million for the years ended December 31, 2025 and 2024, respectively, and (iii) contract costs related to abandoned leased facilities and other related costs of $4 million and $2 million for the years ended December 31, 2025 and 2024, respectively.
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
(f)Represents gain on remeasurement of a previously held equity investment in Uvet GBT (see note 3 - Business Acquisitions to our consolidated financial statements included elsewhere in this Annual Report).
(g)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $1 million and $8 million for the years ended December 31, 2025 and 2024, respectively, and (ii) legal and professional services costs of $2 million and $5 million for the years ended December 31, 2025 and 2024, respectively. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange losses (gains) of $19 million and $(22) million for the years ended December 31, 2025 and 2024, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $10 million and $5 million for the years ended December 31, 2025 and 2024, respectively.
For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2025	2024	$	%
Travel Revenue	$2,154	$1,932	$222	12%
Products & Professional Services Revenue	564	491	73	15%
Total Revenue	$2,718	$2,423	$295	12%

For the year ended December 31, 2025, our total revenue increased by $295 million, or 12%, due to an increase in both Travel Revenue and Product and Professional Services Revenue. The increase in total revenue was driven by $209 million of incremental revenue resulting from the CWT acquisition and an $86 million from Transaction Growth and increase in TTV. Increase in revenue includes $34 million of favorable foreign exchange impact.

Travel Revenue increased by $222 million, or 12%, due to $151 million of incremental revenue resulting from the CWT acquisition and $71 million due to Transaction Growth and increase in TTV. Increase in Travel Revenue includes $23 million of favorable foreign exchange impact.
Product and Professional Services Revenue increased $73 million, or 15%, due to $58 million of incremental revenue resulting from the CWT acquisition, a $10 million increase in other professional services revenue and a $5 million increase in management fees. The increase in Product and Professional Services Revenue includes $11 million of favorable foreign exchange impact.
Cost of Revenue (Excluding Depreciation and Amortization)

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$1,085	$967	$118	12%
For the year ended December 31, 2025, cost of revenue (excluding depreciation and amortization) increased by $118 million, or 12%, primarily due to (i) $120 million of incremental expenses resulting from the CWT acquisition and (ii) $50 million related to higher employee headcount and merit increases, partially offset by (iii) $56 million productivity improvements primarily driven by reduction in expenses due to cost savings initiatives. Increase in cost of revenue expenses (excluding depreciation and amortization) includes $22 million of unfavorable foreign exchange impact.
Sales and Marketing

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2025	2024	$	%
Sales and marketing	$442	$400	$42	10%

For the year ended December 31, 2025, sales and marketing expenses increased by $42 million, or 10%, primarily due to (i) $22 million of incremental expenses resulting from the CWT acquisition, (ii) a $19 million increase related to higher employee headcount and merit increases, (iii) an $11 million increase in costs to manage volume and support growth plans in hotel acceleration and small and medium enterprise client base, (iv) a $5 million increase mainly due to professional services vendor spend, partially offset by (v) a $19 million reduction in expenses primarily due to cost savings initiatives. Increase in sales and marketing expenses includes $7 million of unfavorable foreign exchange impact.
Technology and Content

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2025	2024	$	%
Technology and Content	$527	$442	$85	19%

For the year ended December 31, 2025, technology and content increased by $85 million, or 19%, primarily due to (i) a $44 million of incremental expenses resulting from the CWT acquisition, (ii) a $27 million increase related to higher employee headcount and merit increases and (iii) a $22 million increase to support growth plans in hotel acceleration and small and medium enterprise client base, partially offset by (iv) an $11 million reduction in expenses due to cost savings initiatives. Increase in technology and content expenses includes $10 million of unfavorable foreign exchange impact.
General and Administrative

	Year Ended December 31,		Change increase/(decrease)
(in $ millions except percentages)	2025	2024	$	%
General and administrative	$290	$308	$(18)	(6)%

For the year ended December 31, 2025, general and administrative expenses decreased by $18 million, or 6%, due to (i) a $17 million decrease resulting from cost saving initiatives, (ii) a $15 million decrease in employee incentives , (iii) a $10 million decrease in mergers and acquisitions costs, and (iv) a $4 million decrease in integration costs, partially offset by (v) $24 million of incremental expenses resulting from the CWT acquisition and (vi) $4 million increase in head office and other corporate costs.
Restructuring and Other Exit Charges
For the year ended December 31, 2025, restructuring charges of $52 million primarily related to restructuring actions initiated by us following a review of the combined business after completion of the CWT acquisition and other employee severance costs due to reduction in workforce to improve operational efficiencies (see note 12 - Restructuring, Exit and Related Charges to our consolidated financial statements included elsewhere in this Annual Report).
Depreciation and Amortization
For the year ended December 31, 2025, depreciation and amortization increased by $14 million, or 8%, primarily due to incremental depreciation resulting from the CWT acquisition, increase in amortization of capitalized software and accelerated amortization of certain leasehold improvements, partially offset by certain intangible assets that were fully amortized during 2024.
Interest Expense
For the year ended December 31, 2025, interest expense decreased by $20 million, or 17%. The fixed rate margins were generally lower during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to refinancing of term loans in July 2024. Subsequently, in February 2025, we repriced our term loans that lowered the fixed rate margins further (see note 13 - Long-term Debt). The reduction in variable interest rates further reduced our interest expense in respect of a portion of debt not covered by interest rate swaps hedges.
Loss on Early Extinguishment of Debt
During the year ended December 31, 2025, we repriced our term loans in January 2025, that resulted in a loss on early extinguishment of debt of $2 million due to certain lenders leaving the consortium. In 2024, we refinanced our debt and repaid the entire principal amount of term loans outstanding under our then existing credit agreement, including early prepayment penalty, and recognized a loss on early extinguishment of debt of $38 million.
Fair Value Movements on Earnout Derivative Liabilities
For the year ended December 31, 2025, the fair value of our derivative liabilities related to our earnout shares resulted in a credit of $96 million to our consolidated statement of operations compared to a charge of $56 million during the year ended December 31, 2024. The decrease in fair value of earnout derivative liability was mainly driven by the decrease in our stock price and the lower remaining expected term of the earnout shares as of December 31, 2025.
Gain on Remeasurement of Previously Held Equity Interest
On December 29, 2025, we gained control over Uvet GBT, by obtaining majority representation on its board of directors. Prior to obtaining a controlling interest, we accounted for our 35 % ownership in Uvet GBT as an equity method investment. This transaction was accounted for as a "step acquisition" and, as such, we remeasured our pre-existing equity interest in Uvet GBT immediately prior to the completion of the acquisition to its estimated fair value resulting in a gain of $39 million in our consolidated statements of operation.
Other (Loss) Income, net
For the year ended December 31, 2025, we had other loss of $29 million compared to other income of $17 million during the year ended December 31, 2024. The unfavorable movement of $46 million was mainly driven by foreign exchange losses of $19 million during 2025 compared to foreign exchange gains of $22 million during 2024.
Provision for Income Taxes
For the year ended December 31, 2025 and 2024, we had an income tax expense of $40 million and $66 million, respectively, and our effective tax rate was 27.41% and 92.96%, respectively. Our effective tax rate for the year ended

December 31, 2025 is higher than the U.S. federal statutory tax rate of 21% primarily due to non-deductible expenses offset by non-taxable income (gains arising due to the fair value movement on the earnout shares and the gain on remeasurement of the Uvet GBT investment, as discussed above) and a net reduction in valuation allowances.
Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities as well as cash and cash equivalent balances on hand. As of December 31, 2025 and December 31, 2024, our cash and cash equivalent balances were $434 million and $536 million, respectively. During the years ended December 31, 2025 and 2024, our cash flows from operating activities were $233 million and $272 million, respectively, and our Free Cash Flow was $104 million and $165 million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of December 31, 2025, our $360 million of Revolving Credit Facility under the A&R Credit Agreement remained fully undrawn; however, our full utilization of the $360 million of available commitments thereunder may be effectively limited with the leverage-based financial covenant requirements.

Cash balances in certain foreign countries may have repatriation restrictions or limitations that could impact liquidity and cash transfers between entities. As of December 31, 2025, $337 million of our cash and cash equivalents is located outside the U.S., primarily used for local business operations, with some jurisdictions having limitations on cash movement. Despite these limitations or restrictions, we do not expect them to materially affect overall liquidity or financial operations.
We believe our liquidity is important given our limited ability to predict future financial performance due to the uncertainties of a potential economic slowdown on account of prevailing macroeconomic conditions. We continue to take measures to improve our liquidity. Such measures include our cost savings initiatives that includes productivity-related actions (process improvements, location optimizations, voluntary and involuntary redundancies, etc.) and vendor cost reductions. Cost savings include benefits for actions taken in the prior years and in 2025. Further, from time to time, we have entered into several financial transactions, including debt financing / refinancing / repricing transactions to reduce costs and improve liquidity. In February 2025, we entered in an amendment to our A&R Credit Agreement to reduce our interest rate margins by 50 bps. Similarly, in January 2026, we entered into second amendment to our credit facility to reduce our interest margins by 50 bps and additionally borrowed a principal amount of $100 million (see note 13 - Long-term Debt and note 25 - Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report). Further, in February 2025, we received an upgrade to our credit ratings which reduced the commitment fees by 0.125% payable on our Revolving Credit Facility (see Net Debt - Debt Ratings below). We continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
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

Cash Flows
The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Net cash from operating activities	$233	$272	$(39)	(15)%
Net cash used in investing activities	(206)	(102)	(104)	(101)%
Net cash used in financing activities	(128)	(85)	(43)	(51)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(13)	32	(244)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(82)	$72	$(154)	(215)%
Cash Flows for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
As of December 31, 2025, we had $479 million of cash, cash equivalents and restricted cash, a decrease of $82 million compared to December 31, 2024. The following discussion summarizes changes to our cash from operating, investing and financing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Operating Activities
For the year ended December 31, 2025, net cash from operating activities was $233 million compared to $272 million of net cash from operating activities for the year ended December 31, 2024. The decrease in cash flows from operating activities of $39 million was due to (i) $74 million cash outflows resulting from movement in working capital including increase in net income tax payments and cash payments related to merger and acquisition that were mitigated by an increase in operating income before considering non-cash charges / credits, offset by (ii) $35 million of increased cash inflows resulting from termination of interest rate swap contracts.
Investing Activities
During the year ended December 31, 2025 cash used in investing activities increased by $104 million primarily due to (i) $138 million cash paid as part of purchase consideration, net of cash acquired, for the acquisition of CWT and (ii) a $22 million increase in cash outflows related to purchase of property and equipment, offset by (iii) $34 million cash received on acquisition of Uvet GBT (see note 3 - Business Acquisitions to our consolidated financial statements included elsewhere in this Annual Report) and (iv) $27 million of proceeds received on maturity of foreign exchange forward contract derivatives that economically hedged certain foreign currency intercompany balances.
Financing Activities
During the year ended December 31, 2025, net cash used in financing activities increased by $43 million primarily due to (i) a $39 million increase in net outflow of principal amount of term loans under the A&R Credit Agreement ($25 million of net inflow resulting from refinancing of term loans during the year ended December 31, 2024, compared to $14 million of repayment of term loans during the year ended December 31, 2025), (ii) a $21 million decrease in cash received from contributions for ESPP (as defined herein) and exercise of stock options, (iii) a $18 million increase in cash paid for repurchase of our common shares, and (iv) a $15 million increase in cash paid for taxes withheld upon vesting of equity awards, partially offset by (v) a $51 million decrease in cash paid related to debt refinancing costs and make-whole premium for early repayment of term loans.
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
Set forth below is a reconciliation of net cash from operating activities to Free Cash Flow.

	Year Ended December 31,		Change increase/(decrease)
(in $ millions)	2025	2024	$	%
Net cash from operating activities	$233	$272	$(39)	(15)%
Less: Purchase of property and equipment	(129)	(107)	(22)	(20)%
Free Cash Flow	$104	$165	$(61)	(37)%
During the year ended December 31, 2025, our Free Cash Flow decreased by $61 million due to a $39 million decrease in net cash from operating activities and an increase of $22 million of cash outflows related to purchases of property and equipment as discussed above.

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
The following table summarizes our Net Debt position as of December 31, 2025 and December 31, 2024:

	As of December 31,
(in $ millions)	2025	2024
Current portion of long-term debt	$58	$19
Long-term debt, net of unamortized debt discount and debt issuance costs	1,360	1,365
Total debt, net of unamortized debt discount and debt issuance costs	1,418	1,384
Less: Cash and cash equivalents	(434)	(536)
Net Debt	$984	$848
During the year ended December 31, 2025, our Net Debt increased by $136 million due to $102 million decrease in cash and cash equivalents balance and $34 million of net increase in total debt, net of unamortized debt discount and debt issuance costs.
On July 26, 2024, we amended and restated our senior secured credit facility, and borrowed an aggregate principal amount of $1,400 million of term loans. The proceeds therefrom were used, in part, to repay in full the loans and other outstanding obligations (including premium, related fees and expenses) under the Original Credit Agreement. Further, in February 2025, we amended the A&R Credit Agreement to reduce the interest rate margin on term loans from 3.00% per annum to 2.50% per annum.(see note 13 - Long-term Debt to our consolidated financial statements included elsewhere in this Annual Report).
In January 2026, we entered into a further amendment to the A&R Credit Agreement, whereby we reduced the margin on the Term B-1 Loans by 50 basis points and borrowed an additional principal amount of term loans of $100 million (see note 25 - Subsequent Events to our consolidated financial statement included elsewhere in this Annual Report).
Debt Covenants

The A&R Agreement contains customary restrictive financial and operating covenants (see note 13 - Long-term Debt to our consolidated financial statements included elsewhere in this Annual Report).

As of December 31, 2025, we were in compliance with all applicable covenants under the A&R Credit Agreement.
Debt Ratings

In February 2025, our borrowings under the A&R Credit Agreement was upgraded to "BB-" from “B+” by Standard & Poor’s Financial Services LLC ("S&P") with Stable outlook. In March 2025, Moody's Corporation also upgraded our senior secured credit facilities to "B1" from "B2" and in June 2025, Fitch Ratings Inc. revised our rating outlook from Stable to Positive, while maintaining a "BBB-" rating.

Upon the upgrade in our credit rating in February 2025, our fee for Revolving Credit Facility, calculated based on the average daily commitments under the Revolving Credit Facility and payable quarterly in arrears, reduced to 0.25% per annum from 0.375% per annum. Our debt ratings have a direct impact on our future borrowing costs and access to capital markets.
Share Repurchase Program

During the year ended December 31, 2025, we repurchased 9 million shares for $73 million under the share repurchase program that was authorized by our Board of Directors in October 2024 and pursuant to which management was authorized to repurchase, in an amount not to exceed $300 million, shares of the Company's Class A common stock through December 31, 2027. The shares repurchased are held as treasury shares. As of December 31, 2025, we had $227 million that remains available to be utilized under the share repurchase program (see note 19 - Shareholders' Equity to our consolidated financial statements included elsewhere in this Annual Report.)
On February 17, 2026, we announced that our Board of Directors authorized an increase of the amount available for the share repurchase program from $300 million to $600 million.
Contractual Obligations and Commitments
As of December 31, 2025, our material cash requirements include the following contractual obligations and commercial commitments arising in the normal course of business.
Debt
Our debt obligation primarily includes all interest and principal of borrowings under our A&R Credit Agreement. Under certain circumstances, each year, a portion of our term loans outstanding under the A&R Credit Agreement is required to be prepaid with a percentage of annual excess cash flow, if any, calculated in a manner set forth in the A&R Credit Agreement. Under certain circumstances, we will also be required to prepay, or make an offer to prepay, the term loans outstanding under the A&R Credit Agreement with the proceeds received from certain other events, subject to certain exceptions and limitations set forth in the A&R Credit Agreement. For the year ended December 31, 2025, we have determined that no such mandatory prepayments, including any annual excess cash flow payments, are required. Further, none of such mandatory prepayment amounts are included in the amounts presented here. As of December 31, 2025, we had a total term-loans debt obligation, including interest, of $1,870 million, with $103 million due within the next 12 months. Interest on the term loans is based on SOFR, plus applicable margin, and includes the effect of interest rate and cross currency swaps. For purposes of this disclosure, we have used SOFR and margin rates as of December 31, 2025 for all future periods and have excluded the impact of debt repricing and additional borrowing transaction of January 2026 (see note 25 - Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report).

Lease Obligations
The operating lease liability amounts are primarily related to corporate office facility leases, as well as other offices for our local operations. Our operating leases expire on various dates through 2035. In addition to minimum lease payments, we are responsible for taxes and other non-lease operating costs for leased premises. As of December 31, 2025, our operating leases had fixed lease payment obligations, including imputed interest, of $108 million, with $32 million payable within 12 months. Our finance lease obligations as of December 31, 2025 were $14 million. See note 9 – Leases and note 13 - Long-term Debt to our consolidated financial statements included elsewhere in this Annual Report.
Purchase Obligations
We have certain purchase obligations related to IT agreements and certain other services. Agreements with IT providers include cloud-based services, hosting and licensing contracts. Other purchase commitments represent contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2025. As of December 31, 2025, we had a total purchase obligation of $481 million, with $177 million due within the next 12 months. See note 16 — Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2025 related to letters of credit and guarantees.
Other
Our obligations related to defined benefit plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2025, plan contributions of $35 million were expected to be made in 2026. Funding projections beyond 2026 are not practical to estimate based on currently available information.
Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2025.
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
Revenue Recognition
Supplier Incentives
We receive incentives from air travel suppliers for flown incremental bookings above minimum targeted thresholds established under relevant agreements. There is generally a time-lag by when the airlines provide full details for the actual flown incremental bookings. Therefore, we estimate such incentive revenues using internal and external data detailing completed and estimated completed airline travel and the price thresholds applicable to the volume for the period, as the consideration is variable and determined by meeting volume targets, requiring significant management judgment.

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
Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired. We adopted a quantitative approach to test our Goodwill for impairment during the year ended December 31, 2025.
The results of impairment testing performed for each of the years ended December 31, 2025, 2024 and 2023 indicated that the fair value of each of the reporting unit exceed their respective carrying values and as a result, we did not record any impairment of goodwill in our consolidated statements of operations during any of these years.
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
The primary assumptions affecting our accounting for employee benefits are:
Discount rate: The discount rate is used to calculate pension benefit obligations. The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high-quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.6% for defined benefit pension plans as of December 31, 2025.
The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $79 million or increase pension liabilities by $99 million, respectively, as of December 31, 2025. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax net periodic pension cost (benefit) for 2025 would be immaterial.
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic pension cost (benefit). The use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for plan assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2025 we used a weighted average expected long-term rate of return on plan assets of 5.6%.
Actual returns on plan assets for 2025, 2024 and 2023 were 3.4%, (5.3)% and (0.4)%, respectively, compared to the expected rate of return assumptions of 5.6%, 5.1% and 4.9%, respectively. The sensitivity to a 100 basis point increase or decrease in the expected rate of return on plan assets assumption related to our pre-tax employee benefit expense would be to decrease or increase the pre-tax expense by $5 million in each case.
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
Inherent in such pricing models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimated the volatility of the earnout shares based on weighted average of our own share price volatility. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. We anticipate the dividend rate will remain at zero.
Income Taxes
We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. During 2025, an increase to our valuation allowance of $6 million was recorded to tax expense in our consolidated statements of operations. All deferred income taxes are classified as long-term on our consolidated balance sheets.
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
Business Combination
We account for business combinations using the purchase method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values, except for certain exceptions, at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. We typically obtain independent third-party valuation to assist us in determining fair values, including assistance in determining discount rates, internal rate of return, royalty rates, market multiples, comparable market values, etc. Items involving significant assumptions, estimates and judgments include the following:

•Cash flow forecasts related to business acquired;
•Fair value of contingent consideration;
•Identifying intangible assets and their fair valuation, including valuation methodology, estimates of future revenues and costs, profit allocation rates attributable to the acquired technology and discount rates;
•Estimates of market multiples for applying guideline public company method; and
•Deferred taxes, including projections of future taxable income and tax rates.
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

For the valuation of intangible assets acquired in a business combination, we typically use an income approach. We used the multi-period excess earnings method to determine the estimated acquisition date fair values of the customer relationships intangible assets. The significant assumptions used to estimate the fair values of customer relationships included forecasted revenues, expected customer attrition rates, and the discount rate applied. Although we believe our estimates of acquisition date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the customer relationships intangible assets acquired.

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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt, which bears interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our debt has floating interest rates and we are exposed to changes in such floating interest rates. We have interest rate risk primarily related to our term loans under the A&R Credit Agreement (see note 13— Long-term Debt to our consolidated financial statements included elsewhere in this Annual report) which bear interest at a variable rate based on SOFR (subject to certain benchmark replacement provisions and an interest rate floor). Therefore, increases in interest rates may reduce our net income or increase our net loss by increasing the cost of debt. As of December 31, 2025, we had $1,367 million of term loans, net of unamortized debt discount and unamortized debt issuance costs, that were outstanding under the A&R Credit Agreement and $360 million of revolving credit facility availability under the A&R Revolving Credit Facility as of such date. Based on the outstanding debt under the A&R Credit Agreement as of December 31, 2025, and assuming that our mix of debt instruments and other variables remain unchanged, but including the impact of expected receipts or payments of cash flows resulting from interest rate swap contracts, a hypothetical 100 basis points increase or decrease in SOFR would have increased or decreased our interest expense by $5 million on an annualized basis.
In September 2024, we entered into two interest rate swap agreements for a notional amount of $400 million of debt for a period covering September 2024 to March 2028 and a notional amount of $500 million of debt for a period covering September 2024 to July 2029 (the "September IRS Contracts"). The terms of the agreements require us to receive a variable rate of three months U.S. SOFR and pay a fixed rate of 3.242% and 3.226%, respectively. In January 2025, we terminated the September IRS Contracts and received $31 million, in cash, representing the fair value of the contracts on the termination date. We simultaneously entered into two new interest rate swap agreements with similar terms as the September IRS Contracts, except that the terms of the agreements require us to receive a variable rate of three months U.S. SOFR and pay a fixed rate of 4.2075% for $400 million notional rate contract and 4.209% for $500 million notional rate contract (see note 21 - Derivatives and Hedging and note 22 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Annual Report for further information).

The interest rate swap contracts are considered as an accounting hedge under ASC 815. As of December 31, 2025, we had recognized $24 million of interest rate swap derivative liabilities on our consolidated balance sheets.
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
In order to mitigate a portion of our exposure to changes in foreign currency exchange rates related to the value of our investments in foreign subsidiaries denominated in the Euro, we have entered into a cross currency interest rate swap contract and designated it as a net investment hedge (see note 21 - Derivatives and Hedging and note 22 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Annual Report for further information). Any change in the fair value of the net investment hedge would be more than offset by a change in the value of our investments in certain of our European subsidiaries. Additionally, during times of a strengthening United States dollar against the Euro, we would be required to use a lower amount of our cash flows from operations to pay interest on our term loans and to settle our cross-currency interest rate swap contract, whereas during times of a weakening United States dollar against the Euro, we would be required to use a greater amount of our cash flows from operations to pay interest on our term loans and to settle our cross-currency interest rate swap contract. As of December 31, 2025, we had $30 million of cross currency swap derivative liability on our consolidated balance sheets.
There are no foreign currency forward contracts open as of December 31, 2025. However, during the year ended December 31, 2025, we entered into certain foreign currency forward contracts that acted as economic hedges to offset exposure to foreign currency exchange rate fluctuations resulting from certain of our intercompany balances. Upon their maturity, we realized $27 million on such foreign currency forward contracts (see note 21 - Derivatives and Hedging and note 22 - Fair Value Measurements to our consolidated financial statements included elsewhere in this Annual Report for further information).
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, management has concluded that as of such date, our disclosure controls and procedures were effective.
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
In accordance with SEC staff interpretative guidance for newly acquired businesses, companies are allowed to exclude certain acquisitions from the assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Consistent with this guidance, CWT and Uvet GBT have been excluded from management’s assessment of internal control over financial reporting as of December 31, 2025, because the Company acquired CWT on September 2, 2025 and gained control over Uvet GBT on December 29, 2025, respectively. For the period ended December 31, 2025, CWT's total assets (excluding acquired goodwill and intangible assets) and total revenue represented approximately 10 % and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As of December 31, 2025, Uvet GBT's total assets (excluding acquired goodwill and intangible assets) represented approximately 2% of the related consolidated financial statements amounts.
Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company's management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report, issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included elsewhere in this Annual Report.
Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three-month period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included under the heading, “Proposal 1 – Election of Directors,” “Principal Stockholders—Delinquent Section 16(a) Reports,” if applicable, and “Information about our Executive Officers” in the proxy statement for the 2026 annual meeting of GBTG’s stockholders (the “2026 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with applicable securities laws when engaging in transactions in our own securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 11. Executive Compensation
Information relating to the compensation of our executive officers and directors will be included under the headings “Compensation Discussion & Analysis” (excluding information under the subheading “Pay Versus Performance”), “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Securities
Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters will be included under the heading, “Principal Stockholders” in the 2026 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
Information relating to our equity compensation plans will be included under the heading, “Equity Compensation Plan Information” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to related party transactions and director independence will be included under the heading, “Certain Relationships and Related Person Transactions” and “Proposal 1 – Election of Directors—Director Independence,” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the principal accounting services provided to the Company and the fees for such services will be included under the heading, “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report:
(1)Financial Statements: Reference is made to the Index to consolidated financial statements beginning on Page F-1 hereof.
(2)Financial Statement Schedules: Reference is made to Schedule II—Valuation and Qualifying Accounts on Page F-59 hereof. All other schedules are omitted because the required information is either not applicable, not material or presented in the consolidated financial statements and notes thereto beginning on Page F-1 hereof.
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

2.3.2
Amendment No. 2 to Agreement and Plan of Merger, dated as of March 17, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 21, 2025).

2.3.3
Amendment No. 3 to Agreement and Plan of Merger, dated as of March 20, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the SEC on March 21, 2025).

2.3.4
Amendment No. 4 to Agreement and Plan of Merger, dated as of March 21, 2025, by and among Global Business Travel Group Inc., Cape Merger Sub I LLC, Cape Merger Sub II LLC, CWT Holdings, LLC and Redwood Drawdown Partners III, LLC, as Member Representative (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed with the SEC on March 21, 2025).

2.3.5
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

3.2		Bylaws of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-265748), filed with the SEC on June 21, 2022).
3.3		Fifth Amended and Restated Articles of Association of GBT JerseyCo Limited (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2024).
4.1
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, dated as of March 14, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K, filed with the SEC on March 14, 2024).

Exhibit No.	Description
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

10.3.1
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

10.6.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as February 4, 2025, by and among Global Business Travel Group Inc., GBT US III LLC, the other loan parties thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2025).

10.6.2
Amendment No. 2, dated as of January 21, 2026, by and among Global Business Travel Group Inc., GBT US III LLC, the other loan parties thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on January 21, 2026).

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

10.11+	Global Business Travel Group, Inc. Annual Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2022).

Exhibit No.	Description
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

10.30+	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K, filed, with the SEC on March 7, 2025).
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page herein)
31.1*	Certification of Paul Abbott, Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Karen Williams, Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Paul Abbott, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Karen Williams, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.

Date: March 9, 2026	By:	/s/ Paul Abbott
		Name:	Paul Abbott
		Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Paul Abbott	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2026
Paul Abbott

/s/ Karen Williams	Chief Financial Officer (Principal Financial Officer)	March 9, 2026
Karen Williams

/s/ Christopher Van Vliet	Controller (Principal Accounting Officer)	March 9, 2026
Christopher Van Vliet

/s/ Faisal Bin Saoud Al-Thani	Director	March 9, 2026
Faisal Bin Saoud Al-Thani

/s/ Ugo Arzani	Director	March 9, 2026
Ugo Arzani

/s/ James P. Bush	Director	March 9, 2026
James P. Bush

/s/ Alexander Drummond	Director	March 9, 2026
Alexander Drummond

/s/ Eric Hart	Director	March 9, 2026
Eric Hart

/s/ Raymond Donald Joabar	Director	March 9, 2026
Raymond Donald Joabar

/s/ Michael Gregory O’Hara	Director	March 9, 2026
Michael Gregory O’Hara

/s/ Itai Wallach	Director	March 9, 2026
Itai Wallach

/s/ Susan Ward	Director	March 9, 2026
Susan Ward

/s/ Kathleen Winters	Director	March 9, 2026
Kathleen Winters

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Global Business Travel Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Business Travel Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in total shareholders’ equity, for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters that were communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relates.

Variable consideration related to supplier fees incentive revenues

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company reported travel revenue of $2,154 million for the year-ended December 31, 2025, a portion of which related to revenue from supplier fee incentives. The Company receives incentives from air travel suppliers for incremental bookings above minimum targeted thresholds established under relevant agreements. The Company estimates these incentive revenues using internal and external data detailing completed and estimated completed airline travel and the price thresholds applicable to the volume for the period, as consideration is variable and determined by meeting volume targets.

We identified the evaluation of variable consideration related to supplier fee incentive revenues as a critical audit matter. A high degree of subjective auditor judgment was required to assess the Company’s estimate of supplier fee incentive variable consideration accrued and recognized as revenue at year-end for certain suppliers, including the estimate of completed airline travel.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to management's process of estimating variable consideration in revenue contracts, including a control related to the estimate of completed airline travel. For certain suppliers, we:

■obtained and read contractual documents, including master agreements and other related documents,
■analyzed the contractual documents to determine if all arrangement terms that may have impacted revenue recognition were identified and properly considered, including terms and conditions for incentive revenues,
■developed an independent estimate of variable consideration related to supplier fee incentive revenues at year-end using historical completed airline travel data and compared it to the Company’s estimate, and
■assessed management’s ability to estimate accurately by comparing the Company’s historical estimates to actual results.

Fair value of acquired customer relationships intangible asset

As discussed in Note 3 to the consolidated financial statements, during 2025, the Company acquired CWT Holdings, LLC (CWT) for a total purchase consideration of $597 million. The acquisition was accounted for as a business combination under the acquisition method of accounting. The aggregate of total purchase consideration and fair value of non-controlling interest acquired was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair values, with any excess allocated to goodwill. The Company recorded acquired intangible assets of $397 million, of which $340 million related to customer relationships. Management estimated the fair value of the customer relationships intangible asset using an excess earnings method of valuation.

We identified the evaluation of the acquisition date fair value of the acquired customer relationships intangible asset as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate key assumptions used in the determination of the fair value of the customer relationships intangible asset. The key assumptions were the projected revenue and discount rate. Changes to the key assumptions could have had a significant effect on the determination of the fair value measurement. We also involved valuation professionals with specialized skills and knowledge to evaluate the discount rate used in the valuation of the customer relationships intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to management’s determination of the fair value of the customer relationships intangible asset, including controls over key assumptions. We evaluated the reasonableness of management’s projected revenue by comparing forecasts to historical results of the acquired entity, internal communications to management and the Board of Directors, and relevant industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used in the valuation of the customer relationship intangible asset by comparing it to a range of discount rates that was independently developed using publicly available market data for peer entities.

/s/ KPMG LLP

We have served as the Company's auditor since 2014

New York, New York
March 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Global Business Travel Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Global Business Travel Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in total shareholders’ equity, for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated March 9, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired CWT Holdings, LLC during 2025, and also gained control over Uvet Global Business Travel S.p.A. during 2025 thereby resulting in the Company consolidating Uvet Global Business Travel S.p.A., and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, CWT Holdings, LLC and Uvet Global Business Travel S.p.A.’s internal control over financial reporting associated with 12% of total assets (excluding acquired goodwill and intangible assets) and 8% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CWT Holdings, LLC and Uvet Global Business Travel S.p.A.

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

/s/ KPMG LLP

New York, New York
March 9, 2026

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in $ millions except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$434	$536
Accounts receivable (net of allowance for credit losses of $9 and $10 as of December 31, 2025 and 2024, respectively)	869	571
Due from affiliates	51	46
Prepaid expenses and other current assets	215	128
Total current assets	1,569	1,281
Property and equipment, net	308	232
Equity method investments	43	14
Goodwill	1,671	1,201
Other intangible assets, net	851	480
Operating lease right-of-use assets	66	59
Deferred tax assets	298	268
Other non-current assets	110	89
Total assets	$4,916	$3,624
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$515	$263
Due to affiliates	25	22
Accrued expenses and other current liabilities	757	461
Current portion of operating lease liabilities	26	15
Current portion of long-term debt	58	19
Total current liabilities	1,381	780
Long-term debt, net of unamortized debt discount and debt issuance costs	1,360	1,365
Deferred tax liabilities	99	36
Pension liabilities	163	156
Long-term operating lease liabilities	62	63
Earnout derivative liabilities	37	133
Other non-current liabilities	153	34
Total liabilities	3,255	2,567
Commitments and Contingencies (see note 16)
Redeemable non-controlling interest	49	—
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 538,342,297 and 478,904,677 shares issued, 521,088,517 and 470,904,677 shares outstanding as of December 31, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in-capital	3,277	2,827
Accumulated deficit	(1,466)	(1,575)
Accumulated other comprehensive loss	(75)	(146)
Treasury shares, at cost (17,253,780 shares and 8,000,000 shares as of December 31, 2025 and December 31, 2024, respectively)	(128)	(55)
Total equity of the Company’s shareholders	1,608	1,051
Equity attributable to non-controlling interest in subsidiaries	4	6
Total shareholders’ equity	1,612	1,057
Total liabilities and shareholders’ equity	$4,916	$3,624
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in $ millions, except share and per share data)	2025	2024	2023
Revenue	$2,718	$2,423	$2,290
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	1,085	967	961
Sales and marketing	442	400	394
Technology and content	527	442	413
General and administrative	290	308	294
Restructuring and other exit charges	52	13	42
Depreciation and amortization	192	178	194
Total operating expenses	2,588	2,308	2,298
Operating income (loss)	130	115	(8)
Interest income	8	6	1
Interest expense	(95)	(115)	(141)
Loss on early extinguishment of debt	(2)	(38)	—
Fair value movement on earnout derivative liabilities	96	(56)	13
Gain on remeasurement of previously held equity interest	39	—	—
Other (loss) income, net	(29)	17	(10)
Income (loss) before income taxes and share of income from equity method investments	147	(71)	(145)
(Provision for) benefit from income taxes	(40)	(66)	9
Share of income from equity method investments	4	3	—
Net income (loss)	111	(134)	(136)
Less: net income (loss) attributable to non-controlling interests in subsidiaries	2	4	(73)
Net income (loss) attributable to the Company’s Class A common stockholders	$109	$(138)	$(63)
Basic income (loss) per share attributable to the Company’s Class A common stockholders	$0.22	$(0.30)	$(0.25)
Weighted average number of shares outstanding – Basic	484,518,813	462,695,229	251,645,498
Diluted income (loss) per share attributable to the Company’s Class A common stockholders	$0.22	$(0.30)	$(0.30)
Weighted average number of shares outstanding – Diluted	492,791,804	462,695,229	458,055,525

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in $ millions)	2025	2024	2023
Net income (loss)	$111	$(134)	$(136)
Other comprehensive income (loss), net of tax:
Change in currency translation adjustments, net of tax	75	(52)	33
Unrealized (losses) gains on cash flow hedge, net of tax:
Unrealized (losses) gains from cash flow hedges arising during the year	(13)	14	(8)
Unrealized gains on cash flow hedge reclassified to interest expense	(8)	(9)	(8)
Change in defined benefit plans, net of tax:
Actuarial gain (loss), net, and prior service cost arising during the year	13	4	(34)
Amortization of actuarial loss (gains) and prior service cost in net periodic pension cost	4	—	(2)
Other comprehensive income (loss), net of tax	71	(43)	(19)
Comprehensive income (loss)	182	(177)	(155)
Less: Comprehensive income (loss) attributable to non-controlling interests in subsidiaries	2	4	(59)
Comprehensive income (loss) attributable to the Company’s Class A common stockholders	$180	$(181)	$(96)
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in $ millions)	2025	2024	2023
Operating activities:
Net income (loss)	$111	$(134)	$(136)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	192	178	194
Deferred tax (benefit) charge	(15)	34	(30)
Equity-based compensation	76	77	75
Allowance for credit losses	5	9	9
Loss on early extinguishment of debt	2	38	—
Fair value movement on earnout derivative liabilities	(96)	56	(13)
Gain on remeasurement of previously held equity interest	(39)	—	—
Other, net	32	(23)	17
Changes in working capital:
Accounts receivable	(48)	123	49
Prepaid expenses and other current assets	20	(28)	9
Due from affiliates	(5)	(5)	(4)
Due to affiliates	3	(17)	(5)
Accounts payable, accrued expenses and other current liabilities	(7)	(5)	26
Defined benefit pension funding	(29)	(27)	(29)
Proceeds from (payment for) termination of interest rate swap contracts	31	(4)	—
Net cash from operating activities	233	272	162
Investing activities:
Business acquisitions, net of cash and restricted cash acquired	(104)	—	—
Purchase of property and equipment	(129)	(107)	(113)
Proceeds from foreign exchange forward contracts	27	—	—
Other	—	5	(6)
Net cash used in investing activities	(206)	(102)	(119)
Financing activities:
Proceeds from senior secured term loans, net of debt discount	99	1,397	131
Repayment of senior secured term loans	(113)	(1,372)	(3)
Repurchase of common shares	(73)	(55)	—
Contributions for ESPP and proceeds from exercise of stock options	8	29	7
Payment of taxes withheld on vesting of equity awards	(43)	(28)	(14)
Payment of debt financing costs	—	(25)	(2)
Prepayment penalty and other costs related to early extinguishment of debt	—	(26)	—
Other	(6)	(5)	1
Net cash (used in) from financing activities	(128)	(85)	120
Effect of exchange rates changes on cash, cash equivalents and restricted cash	19	(13)	10
Net (decrease) increase in cash, cash equivalents and restricted cash	(82)	72	173
Cash, cash equivalents and restricted cash, beginning of year	561	489	316
Cash, cash equivalents and restricted cash, end of year	$479	$561	$489
Supplemental cash flow information:
Cash paid for income taxes (net of refunds)	$52	$14	$2
Cash paid for interest (net of interest received)	$94	$99	$142
Issuance of shares to settle liability	$—	$—	$4
Issuance of common shares pursuant to the CWT acquisition	$408	$—	$—
Right-of-use assets obtained in exchange for lease obligations (see note 9)

Cash, cash equivalents and restricted cash consist of:	As of December 31,
(in $ millions)	2025	2024
Cash and cash equivalents	$434	$536
Cash and cash equivalents (included within held for sale assets - see notes 3 and 6)	$5	$—
Restricted cash (included in other non-current assets)	40	25
Cash, cash equivalents and restricted cash	$479	$561
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions except share and per share data)	Number	Amount	Number	Amount				Number	Amount
Balance as of December 31, 2022	67,753,543	—	394,448,481	—	334	(175)	(7)	—	—	152	1,219	1,371
Equity-based compensation	—	—	—	—	75	—	—	—	—	75	—	75
Shares issued, net, on vesting / exercise of equity awards and pursuant to ESPP ( see note 18)	6,269,772	—	—	—	7	—	—	—	—	7	—	7
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 18)	(1,954,388)	—	—	—	(14)	—	—	—	—	(14)	—	(14)
Shares issued to settle liability	575,409	—	—	—	4	—	—	—	—	4	—	4
Exchange of Class B common stock for Class A common stock	394,448,481	—	(394,448,481)	—	2,418	(1,199)	(63)	—	—	1,156	(1,156)	—
Tax impact of corporate simplification	—	—	—	—	(76)	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	(63)	—	—	—	(63)	(73)	(136)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(33)	—	—	(33)	14	(19)
Balance as of December 31, 2023	467,092,817	—	—	—	2,748	(1,437)	(103)	—	—	1,208	4	1,212
Equity-based compensation	—	—	—	—	78	—	—	—	—	78	—	78
Shares issued, net, on vesting / exercise of equity awards and pursuant to ESPP (see note 18)	18,093,054	—	—	—	29	—	—	—	—	29	—	29
Shares withheld for taxes in relation to vesting of / exercise of equity awards (see note 18)	(6,281,194)	—	—	—	(28)	—	—	—	—	(28)	—	(28)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common shares (see note 19)	—	—	—	—	—	—	—	8,000,000	(55)	(55)	—	(55)
Net (loss) income	—	—	—	—	—	(138)	—	—	—	(138)	4	(134)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(43)	—	—	(43)	—	(43)
Balance as of December 31, 2024	478,904,677	—	—	—	2,827	(1,575)	(146)	8,000,000	(55)	1,051	6	1,057
Equity-based compensation	—	—	—	—	76	—	—	—	—	76	—	76
Shares issued for the CWT acquisition (see note 3)	50,357,742	—	—	—	408	—	—	—	—	408	—	408
Fair value of non-controlling interest acquired	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP (see note 18)	14,163,595	—	—	—	9	—	—	—	—	9	—	9
Shares withheld for taxes in relation to vesting of /exercise of equity awards (see note 18)	(5,083,717)	—	—	—	(43)	—	—	—	—	(43)	—	(43)
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common shares (see note 19)	—	—	—	—	—	—	—	9,253,780	(73)	(73)	—	(73)
Net income	—	—	—	—	—	109	—	—	—	109	2	111
Other comprehensive income, net of tax	—	—	—	—	—	—	71	—	—	71	—	71
Balance as of December 31, 2025	538,342,297	—	—	—	$3,277	$(1,466)	$(75)	17,253,780	$(128)	$1,608	$4	$1,612
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Business Description and Basis of Presentation
Global Business Travel Group, Inc. (“GBTG”), and its consolidated subsidiaries (GBTG, together with its consolidated subsidiaries, the "Company"), operating as American Express Global Business Travel ("Amex GBT"), is a leading technology and services company for travel, expense and meetings & events. The Company's comprehensive and competitive marketplace, industry leading software, Artificial Intelligence ("AI")-powered efficiencies and 24/7 global support team offer solutions, savings, and flexibility for companies of every size.
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
(2)Summary of Significant Accounting Policies
Consolidation
The Company’s consolidated financial statements include the accounts of GBTG, its wholly-owned subsidiaries and entities controlled by GBTG, including GBT JerseyCo Limited ("GBT JerseyCo"). The Company reports the non-controlling ownership interests in subsidiaries that are held by third-party owners as equity attributable to non-controlling interests in subsidiaries on the consolidated balance sheets. The portion of income or loss for the reporting periods that is attributable to third-party owners is reported as net income (loss) attributable to non-controlling interests in subsidiaries on the consolidated statements of operations. The Company has eliminated intercompany transactions and balances in its consolidated financial statements.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand and at bank, and bank deposits and other highly liquid investments with original maturities of 90 days or less. Restricted cash includes cash that is restricted through legal contracts or regulations. It primarily includes collateral provided for bank guarantees for certain office leases and to certain travel suppliers. Restricted cash is aggregated with cash and cash equivalents in the consolidated statements of cash flows.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily includes trade accounts receivable from business clients and travel suppliers, and receivables from government for grants, less allowances for credit losses. The Company establishes allowances for its receivables in accordance with the guidance contained in ASC 326, "Financial Instruments - Credit Losses" whereby the "expected loss" model is used for financial instruments measured at amortized cost.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of both December 31, 2025 and 2024, the Company had a receivable of $1 million, in relation to government grants and other government assistance, that is included in the accounts receivable balance in the consolidated balance sheets. These relate to payments that are expected to be received under the government programs where the Company has met the qualifying requirements and it is probable that payments will be received.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization.
The costs for additions, major improvements and renovations to property and equipment are capitalized, while maintenance, repairs and minor improvements are charged to operating expenses as incurred. The Company also capitalizes certain costs associated with the acquisition or development of internal-use software. The Company capitalizes costs incurred during the application development stage related to the development of internal use software. The Company expenses cost related to the planning and post-implementation phases of development as incurred.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company periodically reviews the carrying value of these investments to determine if there has been an other-than temporary decline in their carrying values. A variety of factors are considered when determining if a decline in the carrying value of equity method investment is other than temporary, including, among others, the financial condition and business prospects of the investee, as well as the Company’s investment intent. There were no impairments of equity method investments during the years ended December 31, 2025, 2024 and 2023.
In December 2025, the Company gained control over an equity-method investment by obtaining majority representation on its Board of Director and accounted for the transaction as a business acquisition (see note 3 - Business Acquisitions).
Business Combinations and Goodwill
The Company accounts for business combinations using purchase method of accounting which requires assigning the fair value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Goodwill represents the excess of the purchase consideration over the fair value of net tangible and identifiable assets acquired. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price, fair value of assets acquired and liabilities assumed at the acquisition date, especially with respect to acquired intangible assets. Fair value measurements may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other methodologies management believes to be relevant. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships (comprising of both business client and supplier relationships), and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.
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
Based on the results of the annual impairment test, the Company concluded that there was no impairment of goodwill during the years ended December 31, 2025, 2024 and 2023 because qualitative and/or quantitative tests indicated the reporting units’ fair value was in excess of their respective carrying values. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from actual results of operations and cash flows, and if so, could cause the Company to conclude in the future that impairment indicators exist and that goodwill may become impaired.
Impairment of Other Intangible Assets and Long-Lived Assets
Finite-lived intangible assets are amortized on a straight-line basis and estimated to have useful lives as follows:

Trademarks / tradenames	2 – 10 years
Business client relationships	10 – 15 years
Supplier relationships	10 years
Travel partner network	10 years
Finite-lived intangible assets and long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets or groups of assets that generate cash flows largely independent of other assets or asset groups, may not be recoverable. If impairment indicators exist, the undiscounted future cash flows associated with the expected service potential of the asset or asset group and cash flows from their eventual disposition are compared to the carrying value of the asset or asset group. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in an amount by which

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the carrying value of the asset or asset group exceeds its fair value through a charge to the Company’s consolidated statements of operations. The estimated fair value of the asset group is determined using appropriate valuation methodologies which would typically include an estimate of discounted cash flows.
There was no impairment of finite-lived other intangible assets or long-lived assets during the years ended December 31, 2025, 2024 and 2023.
Cloud Computing Arrangements

The Company capitalizes qualifying implementation costs related to hosting arrangements that are service contracts (cloud computing arrangements). Such costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally the term of the hosting relationship, and ranges from three to five years. The related amortization expense is recorded in operating expenses within the Company's consolidated statements of operations. Capitalized amounts are included in prepaid expenses and other current assets and other non-current assets on the Company's consolidated balance sheets.
Leases
The Company determines whether an arrangement contains a lease at inception of a contract. Lease assets represent the Company’s ROU of an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s accounting policy is to evaluate lease agreements with a minimum term greater than one year for recording on the consolidated balance sheet.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company maintains cash, cash equivalents and restricted cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation (or equivalent) insurance limits. The Company’s cash, cash equivalents and restricted cash are primarily composed of current account balances in banks, are primarily denominated in U.S. dollar, British pound sterling and Euro currencies and a portion of which is interest-bearing. As of December 31, 2025, approximately 47% of the Company's cash, cash equivalents and restricted cash balance is with three banks.
Concentrations of credit risk associated with accounts receivable are considered minimal due to the Company’s diverse customer base spread across different countries.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has determined a net presentation of revenue (that is, the amount billed to a business client less the amount paid to a travel supplier) is appropriate for the majority of the Company’s transactions as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided to the traveler/business clients. The Company excludes all taxes assessed by a government authority, if any, from the measurement of transaction prices that are imposed on its travel-related services or collected by the Company from customers (which are therefore excluded from revenue).
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Expense
Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing, such as television, media and print advertising. Advertising expense, included in sales and marketing expenses on the consolidated statements of operations, was approximately $6 million, $5 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
All components of net periodic pension cost (benefit), other than service cost, is recognized within other income (loss), net, on the Company’s consolidated statements of operations. Service cost is recognized as a component of salaries and wages on the Company’s consolidated statements of operations.

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
Gains and losses related to transactions in a currency other than the functional currency or upon remeasurement of non-functional currency denominated monetary assets and liabilities into functional currency are reported within other income (expense), net, in the Company’s consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company has net foreign exchange (loss) gain of $(19) million, $22 million and $(5) million, respectively, which is included within other income (loss), net, on the consolidated statements of operations.
Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) available to the Company’s common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to the Company’s common shareholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units ("RSU") and stock options, calculated using the treasury stock method. Potentially dilutive securities may also include performance stock units ("PSU") and other contingently issuable shares assuming the end of the reporting period is the end of contingency period. Potentially dilutive securities are excluded from the computations of diluted income (loss) per share if their effect of inclusion would be antidilutive.
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
Recently Adopted Accounting Pronouncements
Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The update primarily requires the Company to provide (i) further disaggregation for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes and (ii) annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The Company adopted this guidance on January 1, 2025, on a prospective basis, and there was no impact on the Company’s consolidated financial statements upon the adoption of this guidance. However, additional disclosures related to the Company’s income taxes have been disclosed (see note 5 - Income Taxes).

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which applies to costs incurred to develop or obtain software for internal use. The ASU amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027 and can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.
(3)Business Acquisitions
CWT
On September 2, 2025, the Company completed the previously announced acquisition of all of the issued and outstanding equity interests of CWT in accordance with the terms of the Merger Agreement for a total purchase consideration of $597 million. CWT is a global business travel and meetings management company that provides corporate travel booking, program management and related services to enterprises and government customers. The acquisition of CWT is expected to enhance the Company’s geographic reach, broaden its customer base, and generate operating synergies through integration of technology platforms, supplier relationships, and operational efficiencies. The components of the total purchase consideration, as further discussed below, consisted of (i) $408 million in shares, (ii) $186 million in cash, and (iii) $3 million in contingent consideration.
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

The Company funded the cash portion of the total purchase consideration with cash on hand. The cash of $186 million paid by the Company comprised of:

(a) $144 million for repayment of CWT's first lien debt, interest thereon and related fees settled by the Company at the time of closing the transaction,

(b) $37 million of certain CWT transaction costs paid for by the Company at the time of closing the transaction, and

(c) $5 million in cash. The Company initially deposited $15 million with an escrow agent as security for certain purchase price adjustments set forth in the Merger Agreement and delivered $50,000 to a representative of CWT’s legacy equityholders for the purposes of paying or reimbursing such representative for any third-party expenses it incurs pursuant to the Merger Agreement. Subsequent to the balance sheet date of December 31, 2025, upon finalization of the working capital adjustments with the CWT legacy equityholders, $10 million was released back to the Company from the escrow account in full and final settlement in accordance with the terms of the Merger Agreement. This was considered as an adjusting post balance sheet event reducing the cash paid for acquisition to $5 million (see note 25 - Subsequent Events).
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

(in $ millions)	Amount
Purchase consideration	$597
Fair value of noncontrolling interest	$(2)
Net assets acquired at fair value	$595
The following table reflects the Company’s preliminary fair values of the assets acquired and liabilities assumed of CWT as of the date of the acquisition:

(in $ millions)	Amount
Cash and cash equivalents	$37
Accounts receivable	198
Prepaid expenses and other current assets	46
Held for sale assets	12
Property and equipment	69
Equity method investments	28
Goodwill	348
Other intangible assets	351
Operating lease right-of-use assets	22
Deferred tax assets	23
Other non-current assets	55
Total assets	1,189
Accounts payable	150
Accrued expenses and other current liabilities	259
Current portion of operating lease liabilities	8
Current portion of long-term debt	8
Held for sale liabilities	11
Long-term debt	4
Long-term operating lease liabilities	15
Deferred tax liabilities	75
Pension liabilities	23
Other non-current liabilities	41
Total liabilities	594

Net assets acquired at fair value	$595

The Company, at the time of acquisition of CWT, determined that it would sell certain smaller CWT business operations within one year of the acquisition and accordingly classified assets and liabilities of these businesses as held for sale assets and liabilities, and measured them at fair value less cost to sell.
The above allocation is preliminary and subject to change during the measurement period as the Company finalizes income tax effects of the transaction. The goodwill recognized is attributable to the acquired workforce, expected synergies, and anticipated future growth. Goodwill is not deductible for income tax purposes. The fair value and amortization periods of identifiable intangible assets acquired is as follows:

	Fair value of acquired intangibles (in $ millions)	Amortization period (in years)
Customer relationships	$340	15
Tradenames	11	2
Acquired technology	46	3
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
Total transaction costs incurred by the Company for the CWT acquisition were $83 million in aggregate. During the years ended December 31, 2025 and 2024, the Company incurred $38 million and $45 million in acquisition-related costs, which were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statements of operations.
The financial results of CWT have been included in the Company’s consolidated financial statements since the date of its acquisition. The amount of revenue and net loss of the CWT business since the acquisition date included in the consolidated statements of operations for the year ended December 31, 2025 was $209 million and $61 million, respectively.
Assuming an acquisition date of January 1, 2024, the unaudited pro forma revenue and net income (loss) of the Company for the years ended December 31, 2025 and 2024 would have been as follows:

	Year ended December 31,
(in $ millions)	2025	2024
Revenue	$3,148	$3,189
Net income (loss)	72	(204)
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
Uvet GBT
On December 19, 2025, the Company entered into an agreement with UVET Viaggi Turismo S.p.A., pursuant to which it is entitled to appoint a majority of the members of the board of directors of Uvet Global Business Travel S.p.A ("Uvet GBT"), a company registered in Italy. On December 29, 2025, the Company appointed a majority of the members of the board of directors of Uvet GBT pursuant to this agreement, while maintaining its 35% ownership in Uvet GBT, thereby obtaining a controlling financial interest. Prior to obtaining a controlling interest through its majority representation on the board of directors of Uvet GBT, the Company accounted for its 35% ownership in Uvet GBT as an equity method investment. This transaction was accounted for as a "step acquisition" (as defined by U.S. GAAP). As such, the Company remeasured its pre-existing equity interest in Uvet GBT immediately prior to the completion of the acquisition to its estimated fair value. The results of Uvet GBT have been included in the Company's consolidated financial statements since the acquisition date, which were immaterial, with the portion outside of its control forming a noncontrolling interest.
The fair value of Uvet GBT, determined utilizing multiple of earnings and discounted cash flow valuation techniques, on the acquisition date totaled $111 million, which included the Company’s equity interest immediately prior to the acquisition of $39 million and the non-controlling interest of $72 million (see note 15 - Other non-current liabilities for mandatorily redeemable non-controlling interests and note 19 - Shareholders' Equity for redeemable non-controlling interest). The preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date included: cash of $34 million; goodwill of $81 million; intangible assets of $71 million related to customer relationships; $61 million of primarily current assets; and $136 million of primarily current liabilities. The fair value allocation is preliminary and subject to change during the measurement period as the Company finalizes valuation of intangibles, certain other assets and liabilities and income tax effects of the transaction.
Customer relationship assets are reported within other intangible assets on the Company's consolidated balance sheets and are being amortized over a period of 15 years in accordance with the underlying pattern of expected economic benefit. Goodwill is primarily attributed to the value expected from synergies resulting from Uvet GBT's acquisition. The goodwill recognized is not deductible for income tax purposes. In accordance with accounting for a step acquisition, the Company recognized a gain of $39 million during the year ended December 31, 2025 as a result of remeasuring its pre-existing interest in Uvet GBT held immediately before the business combination, which was included in the Company's consolidated statements of operations.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)Revenue from Contracts with Customers
The Company disaggregates revenue based on (i) Travel Revenues which include all revenue relating to servicing a transaction, which can be air, hotel, car rental, rail or other travel-related booking or reservation and (ii) Products and Professional Services Revenues which include all revenue relating to using the Company’s platform, products and value-added services. The following table presents the Company’s disaggregated revenue by nature of service. Sales and usage-based taxes are excluded from revenue.

	Year ended December 31,
(in $ millions)	2025	2024	2023
Travel revenue	$2,154	$1,932	$1,827
Products and professional services revenue	564	491	463
Total revenue	$2,718	$2,423	$2,290
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
The opening and closing balances of the Company’s accounts receivable, net, contract assets and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)

Balance as of December 31, 2025	$868	$47	$23
Balance as of December 31, 2024	$570	$19	$31
Accounts receivables, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the year ended December 31, 2025, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $25 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2024.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected contract term of one year or less. As of December 31, 2025, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $2 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next 2 years.
(5)Income Taxes
The following table summarizes the Company’s domestic (U.S.) and foreign results (non-U.S.) before income taxes and share of income from equity method investments.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
(in $ millions)	2025	2024	2023
Domestic	$59	$(3)	$(37)
Foreign	88	(68)	(108)
Income (loss) before income taxes and share of income from equity method investments	$147	$(71)	$(145)
The components of (provision for) benefit from income taxes consist of the following:

	Year ended December 31,
(in $ millions)	2025	2024	2023
Current taxes:
Domestic	$(30)	$(11)	$(14)
Foreign	(25)	(21)	(7)
Current income tax expense	(55)	(32)	(21)
Deferred taxes:
Domestic	(16)	(35)	34
Foreign	31	1	(4)
Deferred tax benefit (charge)	15	(34)	30
(Provision for) benefit from income taxes	$(40)	$(66)	$9
Following adoption of ASU 2023-09, the table below sets forth a reconciliation of amounts and percentages computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes and share of income from equity method investments to provision for income taxes for the year ended December 31, 2025.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025
(in $ millions, except percentages)	Amount (in $ millions)	Percentage
Income before income taxes and share of income from equity method investments	147	n/a
Tax provision at U.S. federal statutory tax rate	31	21.00%
State and local income taxes, net of federal income tax effect*	11	7.55%
Foreign tax effects
Belgium:
Changes in valuation allowance	(3)	(2.05)%
Other	1	0.74%
France:
Changes in Valuation allowance	(36)	(24.45)%
Germany:
Return to provisions	(1)	(0.62)%
Other	1	0.74%
Japan:	2	1.20%
Mexico:
Return to provisions	(3)	(1.87)%
Netherlands:
Changes in valuation allowance	16	11.01%
Gain on remeasurement of previously held Uvet GBT investment	(10)	(6.88)%
Return to provisions	1	0.74%
U.K.
Statutory tax rate difference between U.K. and U.S.	4	2.99%
Equity-based compensation	3	2.01%
Fair value movement on earnout derivative liabilities	(15)	(10.49)%
Merger and acquisition costs	1	0.99%
Return to provisions	4	2.58%
Other	(2)	(1.26)%
Other foreign jurisdictions:	2	1.43%
Effect of cross-border tax laws (Base-erosion and anti-abuse tax)	15	10.06%
Effect of cross-border tax laws (impact of U.S. foreign branches)	7	4.44%
Research and development tax credits	(2)	(1.57)%
Non-taxable or non-deductible items:
Fair value movement on earnout derivative liabilities	(7)	(4.90)%
Merger and acquisition costs	7	4.83%
Effect of section 162(m) limitation	2	1.54%
Equity-based compensation	(3)	(1.76)%
Changes in unrecognized tax benefits	8	5.31%
Other adjustments:
Return to provisions	6	4.10%
Provision for income taxes	40	27.41%

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
*State taxes in California, New jersey, New York City and New York state make up the majority (greater than 50%) of the tax effect in this category.
The Company’s effective tax rate for the year ended December 31, 2025 was 27.41% primarily due to non-deductible expenses offset by non-taxable income (gain from the movement in the fair market value on the earnout shares and the gain on remeasurement of the Uvet GBT investment) and a net reduction in valuation allowances.
As previously disclosed, prior to the adoption of ASU 2023-09, the table below sets forth a reconciliation of amounts computed by applying the U.S. federal statutory income tax rate of 21% to loss before income taxes to (provision for) benefit from income taxes for the years ended December 31, 2024 and 2023.

	Year ended December 31,
(in $ millions, except percentages)	2024	2023
Statutory tax rate	21.00%	21.00%
Tax benefit at statutory tax rate	$15	$31
Changes in taxes resulting from:
Foreign branch accounting /corporate restructuring	(28)	7
Income not subject to tax	1	1
Equity-based compensation	(4)	(5)
Fair value movement on earnout derivative liabilities	(14)	3
Transaction costs	(10)	(3)
Other expenses not deductible for tax	(5)	(2)
Minimum taxes	(8)	(4)
Local, state, and withholding taxes	(1)	(5)
Change in valuation allowance	(2)	(17)
Change in enacted tax rates	6	—
Foreign tax rate differential	3	3
Return to provision adjustment	(12)	1
Tax settlement and uncertain tax positions	(8)	—
Other, net	1	(1)
(Provision for) benefit from income taxes	$(66)	$9
Effective tax rate	92.96%	6.32%

The Company’s effective tax rate for the year ended December 31, 2024 was significantly higher than the statutory rate of 21% primarily due to expenses not deductible for taxes.

The Company’s effective tax rate for the year ended December 31, 2023 was lower than the statutory tax rate of 21% primarily due to changes in valuation allowances and expenses not deductible for taxes.
Following adoption of ASU 2023-09, the following table presents supplemental cash flow information related to income taxes paid (net of refunds received) for the year ended December 31, 2025:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)	Amount
U.S. Federal	$29
U.S. State and Local	3
Foreign:
U.K	5
Germany	3
Others	12
Total income tax paid (net of refunds)	$52
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
(in $ millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$650	$339
Pension liability	69	68
Interest expense deduction restriction	123	64
Operating lease liabilities	29	26
Equity-based compensation	17	20
Property and equipment	12	15
Accrued liabilities	40	35
Goodwill	146	166
Other intangible assets	101	95
Other	11	3
Valuation allowance	(376)	(149)
Deferred tax assets	822	682
Netted against deferred tax liabilities	(524)	(414)
Deferred tax assets as presented in the consolidated balance sheets	$298	$268
Deferred tax liabilities:
Foregone foreign branch/deferred tax assets	$(290)	$(288)
Other intangible assets	(206)	(122)
Uncertain tax positions	(87)	—
Operating lease ROU assets	(24)	(21)
Property and equipment	(3)	(4)
Goodwill	(2)	(2)
Other	(11)	(13)
Deferred tax liabilities	(623)	(450)
Netted against deferred tax assets	524	414
Deferred tax liabilities as presented in the consolidated balance sheets	$(99)	$(36)
The Company recognizes deferred taxes on the undistributed earnings of foreign subsidiaries, as these earnings are not deemed to be indefinitely reinvested. Foreign deferred taxes liabilities of approximately $6 million and $3 million as of December 31, 2025, and 2024 , respectively, have been provided on these earnings.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has net operating loss (“NOL”) carryforwards related to its global operations of approximately $2,482 million, of which $2,310 million have an indefinite life. The remaining NOL carryforwards will expire as follows:

(in $ millions)	Amount
2026-2030	$112
2031-2035	35
2036-2045	25
As of December 31, 2025 and 2024, the Company had valuation allowance on its deferred tax assets of $376 million and $149 million, respectively, that is related primarily to unrealized NOLs. The increase in the valuation allowance during the year ended December 31, 2025 includes approximately $210 million recognized in connection with the acquisition of CWT during the year, which gave rise to additional deferred tax assets that were not supported by sufficient sources of taxable income. As of December 31, 2025, a valuation allowance has been created against deferred tax assets relating to approximately $368 million of the total gross losses, and other acquired attributes, where the Company believes it is less likely that it will be able to utilize these assets in the future. For the deferred tax assets related to remaining NOLs against which there is no valuation allowance, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.
Many jurisdictions are introducing or have recently introduced tax legislation that aims to impose minimum taxation in an attempt to raise taxes (e.g. Organization for Economic Co-Operation and Development's Base Erosion and Profit Shifting ("BEPS") Pillar 2 measures and the U.S. Inflation Reduction Act ("IRA")). The Company does not expect a material impact from the implementation of this legislation but continues to monitor and assess any future impacts.
As of December 31, 2025 and 2024, the Company has recognized a tax liability of $164 million and $16 million, respectively, associated with uncertain tax positions, including interest and penalties thereon, arising from differences between amounts recorded in the consolidated financial statements and amounts expected to be included in tax returns. The majority of uncertain tax positions are under discussions with tax authorities and the Company does not believe that the outcome of current and future examinations will have a material impact on its consolidated financial statements. The movement of uncertain tax position liability is as follows:

	Year Ended December 31,
(in $ millions)	2025	2024	2023
Balance, beginning of the year	$16	$11	$4
Acquisition related	142	—	—
Decrease in tax positions related to prior years	(1)	—	(1)
Release due to expiry of statute of limitations	—	(2)	—
Foreign exchange movement	2	(1)	—
Increases to tax positions related to the current year	5	8	8
Balance, end of the year	$164	$16	$11
There was no settlement of uncertain tax position liability during any of the years presented.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for/ benefit from income taxes in its consolidated statement of operations. During the years ended December 31, 2025 and 2024, the Company recognized $15 million and $3 million, respectively, of interest and penalties. There were no material amounts of interest or penalty charged (credited) to the Company’s consolidated statements of operations for the year ended December 31, 2023.
The Company is subject to taxation in various countries in which the Company operates. As of December 31, 2025, tax years for 2015 through 2025 are open to examination by the tax authorities in the major tax jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions.
For the provisions effective in 2025, there was no material impact to the Company's effective tax rate for the year ended December 31, 2025.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of:

	As of December 31,
(in $ millions)	2025	2024
Prepaid technology costs	$56	$47
Prepaid travel expenses	32	12
Value added and similar taxes receivables	22	9
Cloud computing arrangements	21	7
Held for sale assets	12	—
Income tax receivable	9	9
Other prepayments and receivables	63	44
Prepaid expenses and other current assets	$215	$128
(7)Property and Equipment, Net
Property and equipment, net, consist of:

	As of December 31,
(in $ millions)	2025	2024
Capitalized software for internal use	$671	$521
Computer equipment	69	57
Leasehold improvements	76	50
Furniture, fixtures and other equipment	15	10
Capital projects in progress	11	6
	842	644
Less: accumulated depreciation and amortization	(534)	(412)
Property and equipment, net	$308	$232
As of December 31, 2025 and 2024, the Company had capital lease assets of $18 million and $15 million, respectively, with accumulated depreciation of $4 million and $7 million, respectively, included within computer equipment and furniture, fixtures and equipment.
Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $132 million, $107 million and $104 million, respectively. Depreciation and amortization include $97 million, $79 million and $71 million of amortization related to capitalized software for internal use for the years ended December 31, 2025, 2024 and 2023, respectively.
There were no material gain or loss on disposal of property and equipment recorded within each of the years in the three-year period ended December 31, 2025.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)Goodwill and Other Intangible Assets, Net
The following table sets forth changes in goodwill during the years ended December 31, 2025 and 2024:

(in $ millions)	Amount
Balance as of December 31, 2023	$1,212
Currency translation adjustments	(11)
Balance as of December 31, 2024	1,201
Additions for acquisition of CWT	348
Additions for acquisition of Uvet GBT	81
Currency translation adjustments	41
Balance as of December 31, 2025	$1,671
There were no goodwill impairment losses recorded for the years ended December 31, 2025, 2024 and 2023 and there are no accumulated goodwill impairment losses as of December 31, 2025.
The following table sets forth the Company’s other intangible assets with definite lives as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
(in $ millions)
Trademarks/trade names	$126	$(88)	$38	$114	$(79)	$35
Business client relationships	1,225	(413)	812	797	(354)	443
Supplier relationships	254	(253)	1	254	(252)	2
Travel partner network	4	(4)	—	4	(4)	—
Other intangible assets, net	$1,609	$(758)	$851	$1,169	$(689)	$480
Amortization expense relating to definite-lived intangible assets was $60 million, $71 million and $90 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the estimated amortization expense relating to definite-live intangible assets, assuming no subsequent impairment of the underlying assets, for each of the five succeeding years and periods thereafter is as follows:

(in $ millions)	Amount
2026	$83
2027	81
2028	76
2029	76
2030	75
Thereafter	460
Total	$851
(9)Leases
The Company has operating leases in various countries primarily for office facilities and finance leases primarily for information technology equipment and vehicles.
As of December 31, 2025, the Company’s leases generally do not contain any material residual value guarantees or material restrictive covenants. The depreciable life of lease ROU assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The operating lease cost, including short term leases, recognized in the consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023 was $31 million, $24 million and $31 million, respectively. Short term lease cost is $4 million, $2 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The finance lease amounts recognized in the consolidated statements of operations relating to amortization of ROU assets and interest on finance lease obligations was $4 million, $3 million and $2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table sets out supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in $ millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities related to operating leases	$25	$28	$30
Cash used in financing activities related to finance leases	$3	$2	$2

ROU assets obtained in exchange for lease obligations:
Operating lease	$28	$30	$10
Finance lease	$8	$5	$2
The following table sets out supplemental other information related to leases:

	2025	2024	2023
Weighted average remaining lease term:
Operating leases	5.1 years	6.2 years	5.9 years
Finance leases	2.2 years	2.1 years	2.3 years

Weighted average discount rate:
Operating lease	7.42%	8.37%	9.03%
Finance lease	5.43%	7.88%	9.66%
During the years ended December 31, 2025 and 2024, the Company undertook an initiative to consolidate and rationalize its office facilities at different geographical locations. The Company applied lease reassessment and modification guidance and evaluated the ROU assets for potential impairment. Where the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company accelerates the amortization of operating lease ROU asset and related leasehold improvements at those premises. Accelerated amortization is recognized from the date that the Company approves the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date.

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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded $6 million, $4 million and $7 million as accelerated amortization of operating lease ROU asset.
The following table sets out the undiscounted future payments for operating lease liabilities as of December 31, 2025. For the undiscounted future payments for finance lease liabilities see note 13 - Long-term Debt.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)	Amount
2026	$32
2027	21
2028	14
2029	11
2030	8
Thereafter	22
Total	108
Less: Interest cost included	(20)
Total lease liabilities	88
Less: Current portion of lease liabilities	(26)
Long-term portion of lease liabilities	$62
(10)Other Non-Current Assets
Other non-current assets consist of:

	As of December 31,
(in $ millions)	2025	2024
Restricted Cash	$40	$25
Cloud computing arrangements	40	26
Derivative asset	—	27
Other assets	30	11
Other non-current assets	$110	$89
(11)Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

	As of December 31,
(in $ millions)	2025	2024
Accrued payroll and related costs	$212	$174
Accrued operating expenses	150	146
Client deposits	144	55
Accrued restructuring costs (see note 12)	35	12
Income tax payable	69	11
Indemnification liability (see note 16)	31	—
Deferred revenue	23	31
Accrued interest payable	26	20
Value added and similar taxes payable	16	12
Held for sale liabilities	11	—
Other	40	—
Accrued expenses and other current liabilities	$757	$461

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)Restructuring, Exit and Related Charges
The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities, for the years ended December 31, 2025, and 2024 :

(in $ millions)	Employee Related	Facility - Non-Lease Related	Facility - Lease Related	Total
Balance as of December 31, 2023	26	4	—	30
Accruals	11	2	5	18
Non-cash items	—	—	(5)	(5)
Cash settled	(28)	(3)	—	(31)
Balance as of December 31, 2024	9	3	—	12
Addition from the CWT acquisition	4	—	—	4
Accruals	48	4	9	61
Non-cash items	—	—	(9)	(9)
Cash settled	(31)	(2)	—	(33)
Balance as of December 31, 2025	$30	$5	$—	$35
Employee Severance Costs

From time to time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency for which it records restructuring costs. Further, in September 2025, following a review of the combined business after completion of the CWT acquisition, the Company approved restructuring actions to reduce operating costs, focus on long-term growth opportunities, improve financial performance and cash flow generation, integrate operations and realize synergies from acquisition. Such actions require the Company to reduce its workforce and certain office facilities.

Employees impacted by such actions are eligible to receive termination benefits under ongoing benefit arrangement and the Company records this liability under ASC 712, Nonretirement Postemployment Benefits, when it is considered probable that employees are entitled to benefits and the amounts can be reasonably estimated.

The Company recognized employee related severance costs, within restructuring charges in the consolidated statements of operations, of approximately $48 million, $11 million and $39 million during the years ended December 31, 2025, 2024 and 2023.

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

Facility - lease related charges consist of (i) accelerated amortization of operating lease ROU assets of $6 million, $4 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included within general and administrative expense and (ii) accelerated amortization of leasehold improvements related to abandoned leases of $3 million, $1 million and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included within depreciation and amortization expense, in the consolidated statements of operations. Estimated future costs related to other non-lease components (e.g.,common area maintenance charges) and related expenses, accrued as part of restructuring expense and recorded as a liability on the facilities abandonment date, amounted to $4 million, $2 million and $3 million for the year ended December 31, 2025, 2024 and 2023, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

	As of December 31,
(in $ millions)	2025	2024
Amended and Restated Senior Secured Credit Agreement
Principal amount of senior secured term loans (Maturity - July 2031)	$1,386	$1,400
Less: Unamortized debt discount and debt issuance costs	(19)	(24)
Total senior secured term loans, net of unamortized debt discount and debt issuance costs	1,367	1,376
Other borrowings	51	8
Total debt, net of unamortized debt discount and debt issuance costs	1,418	1,384
Less: Current portion of long-term debt	(58)	(19)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,360	$1,365
Amended and Restated Senior Secured Credit Agreement
On July 26, 2024, GBTG and GBT US III LLC, a wholly-owned subsidiary of GBTG (the "Initial Borrower") entered into an amended and restated senior secured credit agreement (the “A&R Credit Agreement”) which provides for a $1,400 million senior secured first lien term loan facility (the “Initial Term Facility,” and the loans thereunder, the “Initial Term Loans”) and a $360 million senior secured first lien revolving credit facility (the “Revolving Credit Facility.” and the loans thereunder, the “Revolving Loans”). The Initial Term Loans were drawn in full at closing and the proceeds thereof were used to repay in full the outstanding principal amount of all tranches of term loans outstanding, including accrued interest and other amounts payable, under the Company's then existing senior secured credit agreement (the "Original Credit Agreement"). The A&R Credit Agreement amended and restated the Original Credit Agreement in its entirety.
The repayment of term loans under the Original Credit Agreement resulted in a loss on early extinguishment of debt of $38 million. The Company incurred total costs of debt refinancing of $25 million, which has been capitalized as debt issuance cost and is being amortized to interest expense over the term of the Initial Term Facility and the Revolving Credit Facility, using the effective interest rate method.
The A&R Credit Agreement initially provided that the Initial Term Loans and the Revolving Loans (collectively, the “Loans”) bear interest based on the secured overnight financing rate ("SOFR") (or an alternative reference rate for amounts denominated in a currency other than U.S. dollars), or, at the Initial Borrower’s option, in the case of amounts denominated in U.S. dollars,the Base Rate (as defined in the A&R Credit Agreement), plus, as applicable, a margin of (i) in the case of Initial Term Loans, 3.00%% per annum for SOFR-based Loans (or 2.00% per annum for Base Rate-based Loans) and (ii) in the case of the Revolving Loans, 2.75% per annum for SOFR-based Loans (or 1.75% per annum for Base Rate-based Loans). The SOFR floor is 0.00% for Loans under the A&R Credit Agreement.
On February 4, 2025, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 1”) to the A&R Credit Agreement (as so amended, the "Amended Credit Agreement") to reprice the Initial Term Loans. The loans under the repriced Initial Term Facility are referred to hereafter as the "Repriced Term Loans." After giving effect to Amendment No. 1, the interest rate margin applicable to the Repriced Term Loans (the “Term B-1 Loans,” and the senior secured credit facility being "Term B-1 Facility") was reduced by 0.50%. The Term B-1 Loans bear interest based on SOFR or, at the Initial Borrower’s option, at the Base Rate (as defined in the Amended Credit Agreement), plus, as applicable, a margin of 2.50% per annum for SOFR-based Term B-1 Loans (or 1.50% per annum for Base Rate-based Term B-1 Loans). The repricing was accounted for as modification of debt, except for lenders leaving the consortium, which was accounted for as an extinguishment of debt resulting in a $2 million recognition of loss on early extinguishment of debt.
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
The Term B-1 Loans mature on July 26, 2031 and are required to be repaid on a quarterly basis, that commenced on March 31, 2025, at an amortization rate of 1.00% per annum, with the balance due at maturity. Further, subject to certain exceptions set forth in the Amended Credit Agreement, the Initial Borrower is required to prepay loans under the Term B-1 Facility with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (calculated in a manner set forth in the Amended Credit Agreement ) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, and (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.
During the year ended December 31, 2025, the Company repaid the contractual quarterly installment of $14 million of the principal amount of Term B-1 Loans.
The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans). As of December 31, 2025, the Company had $360 million of availability under the Revolving Credit Facility.
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
Security; Guarantees
GBTG and certain of its direct and indirect subsidiaries, as guarantors (such guarantors, collectively with the Initial Borrower, the “Loan Parties”), provide an unconditional guarantee, on a joint and several basis, of all obligations under the Amended Credit Agreement and under cash management agreements and swap contracts with the lenders or their affiliates (with certain limited exceptions). Subject to certain cure rights, as of the end of each fiscal quarter, at least 70% of Consolidated EBITDA (as defined in the Amended Credit Agreement) of the Loan Parties and their subsidiaries must be attributable, in the aggregate, to the Loan Parties for the four prior fiscal quarters. Further, the lenders have a first priority security interest in substantially all of the assets of the Loan Parties.
Covenants
The Amended Credit Agreement contains various affirmative and negative covenants, including a financial covenant and limitations (subject to exceptions) on the ability of the Loan Parties and their subsidiaries to: (i) incur indebtedness or issue preferred stock; (ii) incur liens on their assets; (iii) consummate certain fundamental changes (such as acquisitions, mergers, liquidations or changes in the nature of the business); (iv) dispose of all or any part of their assets; (v) pay dividends or other distributions with respect to, or repurchase, any equity interests of any Loan Party or subsidiary of any Loan Party; (vi) make investments, loans or advances; (vii) enter into transactions with affiliates; (viii) modify the terms of, or prepay, any of their subordinated or junior lien indebtedness; and (ix) enter into certain burdensome agreements.
The Amended Credit Agreement contains a financial covenant applicable solely to the Revolving Credit Facility that requires the first lien net leverage ratio (calculated in a manner set forth in the Amended Credit Agreement) to be less than or equal to 3.50 to 1.00 as of the last day of any fiscal quarter on which the aggregate principal amount of outstanding loans and letters of credit under the Revolving Credit Facility exceeds 35% of the aggregate principal amount of the Revolving Credit Facility (subject to a $10 million exclusion for utilization of the letter of credit sublimit). The Amended Credit Agreement provides that such financial covenant is suspended for a limited period of time if an event that constitutes a “Travel MAC” (as defined in the Amended Credit Agreement) has occurred and the Loan Parties are unable to comply with such covenant as a result of such event. Such financial covenant did not apply as of December 31, 2025.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the Amended Credit Agreement.
Events of Default
The Amended Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Amended Credit Agreement or other enforcement actions customary for facilities of this type. As of December 31, 2025, no event of default existed under the Amended Credit Agreement.
The Company's effective interest rate on its term loan borrowings, for the years ended December 31, 2025, 2024 and 2023 was approximately 6.7%, 8.9%, and 11.5%.
Other borrowings primarily relate to (i) borrowings by Uvet GBT of $33 million (ii) $14 million of finance leases, including those recognized on acquisition of CWT and (iii) an amount of $4 million borrowed under a revolving credit facility that the Company assumed as part of the CWT acquisition.
Amortization of Debt Discount and Debt Issuance Costs
The debt discount and debt issuance costs are amortized over the term of the related debt into earnings as part of the interest expense in the consolidated statements of operations. The changes in total unamortized debt discount and debt issuance costs are summarized below:

	As of December 31,
(in $ millions)	2025	2024	2023
Beginning balance	$24	$16	$17
Capitalized during the year	—	25	5
Amortized/written-off during the year	(5)	(17)	(6)
Closing balance	$19	$24	$16
During the years ended December 31, 2025 and 2024, the Company wrote-off $2 million and $12 million of unamortized debt discount and debt issuance costs as loss on extinguishment of debt upon the early repayment of term loans as discussed above.
Debt Maturities
Aggregate maturities of debt as of December 31, 2025 are as follows:

(in $ millions)	Term Loans	Other Borrowings	Total
Year ending December 31,
2026	14	44	58
2027	14	5	19
2028	14	2	16
2029	14	—	14
2030	14	—	14
Thereafter	1,316	—	1,316
	1,386	51	1,437
Less: Unamortized debt discount and debt issuance costs	(19)	—	(19)
Long-term debt, net of unamortized debt discount and debt issuance costs	$1,367	$51	$1,418

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2026, the Company entered into an amendment to the Amended Credit Agreement, reducing the margin on the Term B-1 Loans by 50 basis points and borrowing an additional amount of term loan of $100 million (see note 25 - Subsequent Events).
(14)Employee Benefit Plans
Defined Contribution Plan
The Company's employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company also sponsors several country-specific defined contribution savings plans worldwide, which are generally tax qualified defined contribution plans that allow tax deferred savings by eligible employees to provide funds for their retirement. Benefits are determined and funded regularly based on terms of the plans or as stipulated by local jurisdiction requirements. The Company matches the contributions of participating employees on the basis specified by the plans. The Company’s contributions for these plans, including statutory defined contribution plans, were $65 million, $59 million and $58 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined Benefit Plans
The Company sponsors both contributory and non-contributory defined benefit pension plans in certain non-U.S. subsidiaries. Under the plans, benefits are based on employees’ years of credited service and a percentage of final average compensation, or as otherwise described by the plan. The Company’s defined benefit plans in the U.K. are frozen, meaning that no new employees can participate in the plan and the active/former employees do not accrue additional benefits.
As of December 31, 2025 and 2024, the aggregate projected benefit obligations of these plans were $734 million and $570 million, respectively, and the aggregate accumulated benefit obligation of these plans were $720 million and $557 million, respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a December 31 measurement date each year to determine its defined benefit pension obligations. For such plans, the following tables provide a statement of funded status as of December 31, 2025 and 2024 and summaries of the changes in the defined benefit obligation and fair value of plan assets for the years then ended:

	As of December 31,
(in $ millions)	2025	2024
Changes in benefit obligation:
Benefit obligation, beginning of year	$570	$631
Service cost	5	4
Interest cost	30	26
Plan participants’ contribution	1	1
Actuarial gain, net	(22)	(49)
Benefit paid	(27)	(24)
Curtailments and settlements	(28)	(3)
Acquisition/Business combination	156	—
Currency translation adjustment	49	(16)
Benefit obligation, end of year	$734	$570
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$418	$452
Employer contributions	29	27
Plan participants’ contributions	1	1
Benefits paid	(27)	(24)
Actual return on plan assets	14	(24)
Acquisition/Business combination	144	—
Plan settlements	(27)	(3)
Currency translation adjustments	36	(11)
Fair value of plan assets, end of year	$588	$418
Unfunded status	$146	$152
For the defined benefit obligation, the actuarial gain, net, of $22 million and $49 million for the years ended December 31, 2025 and 2024, respectively, is primarily attributable to changes in the discount rate, inflation rate and plan experience.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets out the amounts recognized in the consolidated balance sheets:

	As of December 31,
(in $ millions)	2025	2024
Non-current asset	$9	$—
Other current liabilities	(3)	—
Other non-current liabilities	(152)	(152)
Unfunded status	$(146)	$(152)
The amount included in accumulated other comprehensive loss that has not been recognized as a component of net periodic pension cost is as follows:

	As of December 31,
(in $ millions)	2025	2024
Unrecognized net actuarial loss	$44	$63
Unrecognized prior service cost	4	2
Total	48	65
Deferred taxes	(6)	(6)
Amounts recognized in accumulated other comprehensive loss	$42	$59
The following table provides the components of net periodic pension cost for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in $ millions)	2025	2024	2023
Service cost	$5	$4	$4
Interest cost	30	26	26
Expected return on plan assets	(25)	(22)	(20)
Amortization of actuarial gain	—	—	(2)
Curtailments and settlements	5	1	1
Net periodic pension cost	$15	$9	$9
The weighted average assumptions used to determine the net periodic pension cost and projected benefit obligation were as follows:

	Year ended December 31,
	2025	2024	2023
Net periodic pension cost:
Interest cost discount rate	4.4%	4.2%	4.5%
Expected long-term return on plan assets	5.6%	5.1%	4.9%
Rate of compensation increase	2.7%	2.7%	2.8%

Projected benefit obligation:
Discount rate	4.6%	4.9%	4.2%
The discount rate assumption is developed by determining a constant effective yield that produces the same result as discounting projected plan cash flows using high quality (AA) bond yields of corresponding maturities as of the measurement date. The expected long-term rate of return for plan assets has been determined using historical returns for the

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables.
Investment objectives, policies and strategies are generally set by the independent custodians of the pension plans. The overall investment strategy for plan assets is to provide and maintain sufficient assets to fund pension payment obligations both as an ongoing business, as well as in the event of termination, at the lowest cost consistent with prudent investment management, actuarial circumstances and economic risk, while minimizing the earnings impact. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. Investment objectives have been established based on a comprehensive review of the capital markets and each underlying plan’s current and projected financial requirements. The assets and their investments and allocation strategy, is determined by the independent custodians of the pension plan assets with the assistance of independent diversified professional investment management organization. For U.K. plans, diversification is provided by using an asset allocation primarily between matching assets / liability-driven investments, or "LDIs" (combination of bonds and derivatives aimed at hedging against interest and inflation risks associated with pension liabilities) and return-seeking investments consisting of equity, debt, real estate and other funds in proportions expected to provide opportunities for reasonable long-term returns with acceptable levels of investment risk.

The Company's U.K. defined benefit pension plans are the largest of the Company's total consolidated defined benefit plans. Its trustees determine the investment strategy for the plan’s assets which is set with the objective of ensuring that the plan has sufficient assets to meet its obligations to pensioners. The trustees use a funding valuation methodology for their decision making with the help of external advisors. The asset allocation determined by the trustees consists of a number of LDIs and growth return-seeking assets. The return-seeking assets seek to narrow the deficit existing between value of assets and liabilities; the LDIs seek to have the asset portfolio match movements in the value of liabilities, to help reduce the risk of the funding deficit increasing. The U.K. schemes are currently approximately 80% to 130% hedged (meaning any change in valuation of liabilities due to interest rate and/or inflation expectations is hedged up to approximately 80% to 130% by the change in the fair value of assets). To meet the current objective of hedging the risk of movement in liability, the scheme trustees have determined target strategic asset allocation of 36% to 52% of scheme assets to LDIs and 48% to 64% to return-seeking investments and cash. Certain of the other defined pension plans in Europe invest fully in insurance contracts or collective pension foundation and do not have target assets allocations.
The table below sets out the fair value of pension plan assets as of December 31, 2025:

	As of December 31, 2025
(in $ millions)	Level 1	Level 2	Level 3	Total
Matching assets
Liability-driven investments	$—	$156	$—	$156
Return-seeking assets
Equity funds	—	55	68	123
Debt funds	—	35	36	71
Real estate funds	—	16	33	49
Other	—	38	67	105
Cash and cash equivalents	15	22	—	37
	$15	$322	$204	541
Other investments measured at NAV				47
Total fair value of plan assets				$588

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

The increase in Level 3 plan assets is primarily resulting from consolidation of CWT pension plan assets.

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
Annual contributions to the Company’s defined benefit pension plans are based on several factors that may vary from year to year. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit plan, tax laws or as per the contribution plan agreed with the trustees, plus such additional amounts as the Company determines to be appropriate. Past contributions are not always indicative of future contributions. Based on current assumptions, the Company expects to make $35 million in contributions to its defined benefit pension plans in 2026.
The Company expects the defined benefit pension plans to make the following estimated future benefit payments:

(in $ millions)	Amount
2026	$35
2027	37
2028	37
2029	41
2030	41
2031-2035	232

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)Other non-current liabilities
Other non-current liabilities consist of:

	As of December 31,
(in $ millions)	2025	2024
Client incentives	$47	$19
Derivative liabilities (see note 21)	54	—
Mandatorily redeemable non-controlling interests (see note 3)	23	—
Asset retirement obligations	20	11
Other liabilities	$9	4
Other non-current liabilities	$153	$34
Asset retirement obligations are mainly associated with closure, reclamation and removal costs for leasehold premises. Estimated asset retirement obligation costs and settlement dates, which affect the carrying value of the liability and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligation.
As part of business acquisition of Uvet GBT (see note 3 - Business Acquisitions), the Company agreed to purchase, at a later date of January 15, 2029, 20% of equity interest of Uvet GBT from the non-controlling interest shareholders. The purchase price will be paid by the Company in cash and is determined based on multiple of earnings, adjusted for net debt, as defined in the agreement . The Company has accounted for this liability as mandatorily redeemable non-controlling interest at fair value of $23 million determined using enterprise value analyses which include guideline public company and discounted cash flow analyses.
(16)Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2025, the Company had approximately $481 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $177 million relates to the year ending December 31, 2026. These purchase commitments extend through 2031.
Guarantees
The Company has obtained bank guarantees and letters of credit primarily in respect of certain travel suppliers, credit facility / credit card programs and real estate lease agreements amounting to $36 million as of December 31, 2025. Many of these bank guarantees and letters of credit require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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
Indemnification Liability
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance sheet. The Company, upon the consummation of its acquisition of CWT, assumed this contingent liability at fair value.
(17)Earnout Derivative Liabilities
Certain stockholders and employees are entitled to additional consideration in the form of approximately 15 million earnout shares of Common Stock to be issued when the price of the Common Stock achieves certain milestones within specified periods. These shares will be issued in tranches based on the following conditions:
(1)If the volume-weighted average share price (“VWAP”) of Common Stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary from May 27, 2022 (the "Closing Date"), then the Company is required to issue Common Stock to the holders with the contingent right to receive approximately 50% of the earnout shares. These earnout shares may instead be issued in the event of a change of control prior to the five-year anniversary of the Closing Date if the per share consideration in such transaction is at least $12.50.
(2)If the VWAP of the Common Stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary from May 27, 2022, then the Company is required to issue Common Stock to the holders with the contingent right to receive the remainder of the earnout shares. These earnout shares may instead be issued in the event of a change of control prior to May 27, 2027 if the per share consideration in such transaction is at least $15.00.
Further, approximately 8 million shares of Common Stock issued to APSG Sponsor, L.P. ("Sponsor Shares") in May 2022, were deemed unvested and, in order to be considered as vested, were subject to similar triggering events of market share price thresholds as mentioned above (see note 19 - Shareholders' Equity). These shares are accounted for as earnout shares.
If the stock price thresholds mentioned above are not achieved during the five-year period as mentioned above (assuming there is no change in control event), the earnout shares are forfeited for no additional consideration.
The earnout shares to stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”). Such guidance provides that because the earnout shares do not meet the criteria for equity treatment thereunder, earnout shares must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout shares liability is adjusted to its fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is estimated using the Monte Carlo simulation of the stock prices based on its historical and implied market volatility (see note 22 – Fair Value Measurements).
As of December 31, 2025 and December 31, 2024, the fair value of the earnout shares liability was $37 million and $133 million, respectively. The Company recognized a gain (loss) on the fair value change in earnout shares liability of $96 million, $(56) million and $13 million in its consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023, respectively.
(18)Equity-Based Compensation
Management Incentive Plan
The table below presents the activity of the Company's stock options, granted under Global Business Travel Group, Inc. Management Incentive Plan (the “GBTG MIP”), for the year ended December 31, 2025:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)

Balance as of December 31, 2024	13,338,391	$7.52
Exercised	(4,206,118)	$5.99
Expired	(95,903)	$8.46
Balance as of December 31, 2025	9,036,370	$8.22
Exercisable as of December 31, 2025	9,036,370	$8.22	3	$5
Total shares withheld to cover the stock option costs and taxes were 3,469,914 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees’ tax obligations to taxing authorities was $3 million for the year ended December 31, 2025 and is reflected as a financing activity within the consolidated statements of cash flows.
The fair value of GBTG Options were determined utilizing Black-Scholes model. There were no stock options granted in 2025, 2024 or 2023.
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
During the year ended December 31, 2025, the Company granted 7 million RSUs under the 2022 Plan to certain of its key employees and directors (who are deemed as employees of the Company solely for purposes of stock compensation accounting). The RSUs generally vest one-third annually or on such dates as determined under the award agreement. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent right associated with the underlying stock.
The table below presents the activity of the Company’s RSUs granted under the 2022 Plan for the year ended December 31, 2025:

(in $ millions)	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2024	25,410,910	$6.17
Granted	6,506,266	$8.43
Forfeited	(1,007,201)	$6.30
Vested	(11,986,464)	$6.40
Balance as of December 31, 2025	18,923,511	$6.80

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 4,731,699 shares were withheld and were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total employees’ tax obligations to taxing authorities was $40 million and is reflected as a financing activity within the consolidated statements of cash flows.
The fair value of RSUs is determined to be the market price of Common Stock at the date of grant. The weighted average grant-date fair value of the RSUs granted in 2024 and 2023 was $5.54 and $6.63 per RSU, respectively.
Performance Stock Units ("PSUs")
During the year ended December 31, 2025, as part of its annual grant program, the Company granted 774,644 PSUs under the 2022 Equity Incentive Plan to certain of its key employees. The PSUs cliff-vest at the end of three years from the grant date based on the outcome of certain performance criteria that are established and approved by the Compensation Committee of the Board of Directors. The actual number of equity awards earned is based on the average level of performance goals achieved over a three-year period, relative to established performance goals for each of the respective years within the three-year period. The number of PSUs that will vest based on achievement of performance goals range from 0% to 150% of the original grant. No PSUs vest if the actual performance is less than 50% of performance goals set. The number of PSUs earned upon achievement of performance goals will further be adjusted and the ultimate number of PSUs that will be earned by the grantee will be based on the percentile ranking of the Company’s total shareholder return ("TSR") over the three-year performance period as compared to the TSR of the members of the S&P 500 Index over the same period ("TSR Goal"). However, the total number of PSUs that will ultimately be earned by the grantee will not exceed 187.5% of the original grant, and if the Company's TSR is negative, the ultimate number of PSUs earned by the grantee cannot exceed the original grant. All the PSUs will be settled in the Company's Class A common stock. The PSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock.
The TSR Goal is considered a “market condition” under ASC 718, Compensation-Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of PSUs with a market condition utilizing following assumptions: the expected volatility of 47.40%, the expected term of 2.8 years, the dividend rate of 0% and the risk-free interest rate of 3.94%, which resulted in a calculated fair value of 11.14 per PSU. The Monte Carlo simulation takes into consideration the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the S&P 500 Index. The Company recognizes the equity compensation expense related to PSUs based on the grant-date fair value and number of PSUs expected to vest. Each reporting period, the Company assesses the probability of vesting of the PSUs and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period.
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
As of December 31, 2025, there were 7.8 million shares available for issuance under the ESPP. During the year ended December 31, 2025, 1,087,753 shares were issued under the ESPP.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 amount to $76 million, $77 million and $75 million, respectively, ($60 million, $60 million and $57 million after considering the tax impact) and were included as follows:

	Year ended December 31,
(in $ millions)	2025	2024	2023
Cost of revenue (excluding depreciation and amortization)	$4	$4	$4
Sales and marketing	18	20	28
Technology and content	20	20	16
General and administrative	34	33	27
Total	$76	$77	$75
As of December 31, 2025, the Company expects compensation expense, related to unvested RSUs and PSUs of approximately $68 million to be recognized over the remaining weighted average period of 1.7 years. As of December 31, 2025, there are no unvested stock options remaining.
(19)Shareholders’ Equity
GBTG’s authorized capital stock consists of:
(i)3,000,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock” or the "Common Stock"), of which 521,088,517 shares are outstanding as of December 31, 2025;
(ii)3,000,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), none of which are issued and outstanding as of December 31, 2025 ; and
(iii)6,010,000,000 shares of preferred stock, par value of $0.00001 per share, none of which are issued and outstanding as of December 31, 2025. Further (a) 3,000,000,000 shares of Class A-1 preferred stock are designated as Class A-1 preferred stock, none of which are issued and outstanding as of December 31, 2025, (b) 3,000,000,000 shares of Class B-1 preferred stock are designated as Class B-1 preferred stock, none of which are issued and outstanding as of December 31, 2025 and (c) the remaining 10,000,000 shares of preferred stock are undesignated preferred stock, none of which are issued and outstanding as of December 31, 2025.
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
Other rights: Except as set forth in the Shareholders Agreement , holders of shares of Class A Common Stock do not have preemptive, subscription, redemption or conversion rights.

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
Other rights: Except as set forth in the Shareholders Agreement , holders of shares of Class B Common Stock do not have preemptive, subscription, redemption or conversion rights.
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
Distributions
There were no distributions to shareholders during the years ended December 31, 2025, 2024 and 2023.
Registration Rights Agreement
In May 2022, GBTG, APSG Sponsor, L.P., (the “Sponsor”), certain of Apollo Strategic Growth Capital’s then existing board members (the “Insiders”) and the and American Express Travel Holdings Netherlands Coöperatief U.A. (“Amex Coop”), Juweel Investors (SPC) Limited ("Juweel") and Expedia (collectively, the "Continuing JerseyCo Owners") entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, GBTG has registered for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of GBTG that are held by the holders party to the Registration Rights Agreement from time to time.
Sponsor Side Letter
In December 2021, the Company entered into a side letter with the Sponsor (as amended in May 2022, “Sponsor Side Letter”) pursuant to which approximately 8 million of the shares issued to the Sponsor (the "Sponsor Shares") were deemed unvested and were subject to certain triggering events to occur within five years following the closing (the “Sponsor Side Letter Vesting Period”) for these shares to vest. If, within the Sponsor Side Letter Vesting Period, the volume-weighted average share price ("VWAP") of Common Stock is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days, approximately 5 million of the unvested Sponsor Shares will vest. If, within the Sponsor Side Letter Vesting Period, the VWAP of Common Stock is greater than or equal to $15.00 for any 20 trading days within a period of 30 consecutive trading days the remaining approximately 3 million of the unvested Sponsor Shares will vest. To the extent that either of the aforementioned triggering events do not occur within the Sponsor Side Letter Vesting Period, such Sponsor Shares will be forfeited and terminated by GBTG. The registered holder(s) of the unvested Sponsor Shares continue to be entitled to all of the rights of ownership thereof, including the right to vote and receive dividends and other distributions in respect thereof. The number of shares and the price targets listed above will be equitably adjusted for stock splits, reverse stock splits, dividends (cash or stock), reorganizations, recapitalizations,

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reclassifications, combinations or other like changes or transactions with respect to the Common Stock. These shares are accounted for as part of earnout shares discussed above in note 17 – Earnout Derivative Liabilities.
Common Stock held by the Sponsor, other than the Sponsor Shares, are not subject to the vesting or transfer restrictions described above.
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

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2022	(10)	(1)	4	(7)
Net changes during the year, net of tax benefit	33	(36)	(16)	(19)
Allocated to non-controlling interest	(16)	1	1	(14)
Re-classed from non-controlling interest upon corporate simplification transaction	(59)	(27)	23	(63)
Balance as of December 31, 2023	(52)	(63)	12	(103)
Net changes during the year, net of tax expense	(52)	4	5	(43)
Balance as of December 31, 2024	(104)	(59)	17	(146)
Net changes during the year, net of tax benefit	75	17	(21)	71
Balance as of December 31, 2025	$(29)	$(42)	$(4)	$(75)

The tax benefit (expense) for net changes related to (i) currency translation adjustments was $13 million, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively, (ii) defined benefit pension plans was less than $1 million, less than $(1) million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively and (iii) unrealized gain on cash flow hedges was $7 million , $(7) million and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Share Repurchase
On October 2024, the GBTG's Board authorized the Company's management to repurchase shares of the Company’s Class A common stock through December 31, 2027 in an amount not to exceed $300 million (see note 25 - Subsequent Events). Under the share repurchase program, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of the Company's Class A common stock by means of open market transactions, privately negotiated transactions, and/or by other means deemed appropriate or advisable by Company management. The timing, manner, price and amount of any repurchases will be subject to the Company's discretion and depend on a variety of factors, including the market price of the Company’s Class A common stock, general market and economic conditions, regulatory requirements and other business considerations. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its Class A common stock under the program.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the above program, during the year ended December 31, 2025, the Company repurchased 9,253,780 shares of its Class A common stock at an average cost of $7.92 under its share repurchase program. As of December 31, 2025, $227 million remains available to be utilized until December 31, 2027 under the Company's share repurchase program.
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
Redeemable Non-Controlling Interest
As part of obtaining control of Uvet GBT (see note 3 - Business Acquisitions), and further to the agreed purchase of 20% of non-controlling interests as discussed in note 15 - Other non-current liabilities, the non-controlling interest shareholder has a put option to sell their remaining 45% equity interest in Uvet GBT to the Company, which may be exercised from August 1, 2029 through December 31, 2031. Further, the Company also has a call option to purchase the remaining non-controlling interests of 45%, which may be exercised from January 1, 2032 through December 31, 2033. In certain instances, the Company has the right to exercise call option on remaining 45% of non-controlling interest from August 1, 2029, if certain conditions, as set out in the agreement, are triggered. The purchase price of the options is based on multiple of earnings, as adjusted for net debt, or at fair value, as provided in the agreement.
Given these provisions within the options, the Company has classified the redeemable non-controlling interest as mezzanine equity on the Company's consolidated balance sheets, outside of permanent equity, and measured initially at fair value of $49 million.
(20)Earnings (Loss) per share
Basic earnings (loss) per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A Common Stock used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of (i) stock options and RSUs using the “treasury stock” method, (ii) PSUs and other contingently issuable shares assuming the end of the reporting period is the end of contingency period and (i) Class B Common Stock, using the “if converted” method, for the period they were outstanding.
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
For the year ended December 31, 2025, 2024 and 2023, the Company has excluded (i) 4 million, 13 million and 20 million of stock options (ii) 0, 25 million and 24 million of RSUs, from the calculation of diluted earnings (loss) per share as their inclusion would have resulted in anti-dilutive effect on earnings (loss) per share. Additionally, the Company has excluded (i) 0.6 million of PSUs which were subject to the achievement of performance-based vesting conditions and (ii) 23 million of earnout shares discussed above, from the computation of diluted weighted average common shares because the conditions were not met as of December 31, 2025.
The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings (loss) per share from continuing operations:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
(in $ millions, except share and per share data)	2025	2024	2023
Numerator – Basic and diluted loss per share:
Net income (loss) attributable to the Company’s Class A common stockholders (A)	$109	$(138)	$(63)
Add: Net loss attributable to non-controlling interests (Class B common stockholders)	—	—	(73)
Net income (loss) attributable to the Company’s Class A common stockholders – Diluted (B)	$109	$(138)	$(136)

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (C)	484,518,813	462,695,229	251,645,498
Dilutive effect of RSU	7,186,703	—	—
Dilutive effect of PSU and other contingently issuable shares	313,029	—	—
Dilutive effect of stock options	773,259	—	—
Assumed conversion of Class B Common Stock	—	—	206,410,027
Weighted average number of Class A Common Stock outstanding – Diluted (D)	492,791,804	462,695,229	458,055,525

Basic income (loss) per share attributable to the Company’s Class A common stockholders: (A) / (C)	$0.22	$(0.30)	$(0.25)

Diluted income (loss) per share attributable to the Company’s Class A common stockholders: (B) / (D)	$0.22	$(0.30)	$(0.30)

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
In September 2024, the Company terminated its previous interest rate swap contracts that were designated as cash flow hedges and made a payment to the counter-party of $4 million, in cash, representing the fair value of the contracts on the termination date. The Company simultaneously entered into two new rate swap agreements with the following terms:

Notional Amount (in $ millions)	Period	Fixed Interest Rate
$400	September 2024 to July 2028	3.242%
$500	September 2024 to July 2029	3.226%
Under ASC 815, Derivatives and Hedging ("ASC 815") the fair value loss of the terminated interest rate swaps of $4 million recorded in accumulated other comprehensive loss will be proportionately included as interest expense, in the Company's consolidated statement of operations until March 2027 as the interest payments are made over this period.
In January 2025, the Company terminated the above interest rate swap agreements and received $31 million, in cash, representing the fair value of the contracts on the termination date. The Company simultaneously entered into two new interest rate swap agreements with similar terms as set out below that had fair value liability of $24 million as of December 31, 2025:

Notional Amount (in $ millions)	Period	Fixed Interest Rate
$400	September 2024 to July 2028	4.2075%
$500	September 2024 to July 2029	4.209%

Under ASC 815, the fair value gain of the terminated interest rate swaps of $31 million recorded in accumulated other comprehensive income will be proportionately included as interest expense, in the Company's consolidated statement of operations until July 2029 as the interest payments are made over this period. Further, the Company has determined that the new interest rate swap contracts will be designated as cash flow hedges that are highly effective at offsetting the increases in cash outflows when the three-month SOFR exceeds respective fixed rates under the contracts. Changes in the fair value of the interest rate swaps, net of tax, are recognized in other comprehensive income (loss) and are reclassified out of accumulated other comprehensive income (loss) into interest expense when the hedged interest obligations affect earnings.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cross Currency Interest Rate Swaps and Net Investment Hedges
In August 2024, the Company entered into a fixed-to-fixed cross currency interest rate swap ("CCS") contract. Under the CCS, the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $263 million and will pay fixed interest of 6.527% per annum on Euro ("EUR") notional amount of €240 million. Notional amounts in the respective currencies are deemed to be exchanged at the beginning and end of the swap period. The swaps maturity date is July 26, 2029. Interest settlements under the CCS occur semi-annually in January and July of each year, from January 26, 2025, until July 26, 2029.
In December 2024, in order to benefit from lower market interest rates, the Company terminated the above CCS and simultaneously entered into a new CCS contract. Under the new contract, the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $251 million and will pay fixed interest of 5.6390% per annum on EUR notional amount of €240 million. All other terms of December 2024 CCS remained the same as August 2024 CCS. As a result of the termination of August 2024 CCS the Company received $1 million in cash proceeds towards accrued interest and fair value of terminated CCS. The fair value liability of this CCS as of December 31, 2025, was $30 million.
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
Foreign Currency Forward Contracts
There are no foreign currency forward contracts open as of December 31, 2025. However, during the year ended December 31, 2025, the Company entered into certain foreign currency forward contracts that acted as economic hedges to partially offset exposure to foreign currency exchange rate fluctuations that resulted from certain intercompany balances. These contracts were not designated as hedging instruments under ASC 815. The changes in the fair value of the foreign currency forward contracts were recognized in other income (loss), net, on the Company's consolidated statements of operations. All contracts had maturities of 90 days or less when entered into. The Company realized in cash and recognized a gain of $27 million on the change in fair value of the foreign currency forward contracts in its consolidated statements of operations for the year ended December 31, 2025. The cash proceeds received upon settlement of these foreign currency forward contracts is presented as an investing activity within the Company's consolidated statements of cash flows.
Earnout Shares
The Company has issued and outstanding earnout shares (see note 17 – Earnout Derivative Liabilities). The non-employee earnout shares are classified as derivative liabilities under ASC 815 and are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the number of non-employee earnout shares, including the Sponsor Shares, issued and outstanding were approximately 23 million. The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet location	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$27
Interest rate swaps	Other non-current liabilities	(24)	—
Cross currency interest rate swaps	Other non-current liabilities	(30)	—
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	(37)	(133)
The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income (loss):

	Amount of gain/(loss) recognized in other comprehensive income (loss)			Statements of operations location	Amount of gain/(loss) recognized in statements of operations
	Year Ended December 31,				Year Ended December 31,
	2025	2024	2023		2025	2024	2023
Derivatives designated as hedging instruments
Interest rate swaps	$(20)	$21	$(8)	NA	—	—	—
Interest rate swap re-classed to consolidated statements of operations	(8)	(9)	(8)	Interest expense	$8	$9	8
Cross currency interest rate swap	(28)	—	—	NA	—	—	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	—	—	—	Other (loss) income, net	27	—	—
Earnout shares	—	—	—	Fair value movement on earnout derivative liabilities	96	(56)	13
					$131	$(47)	$21
As of December 31, 2025, the Company expects $5 million of gain on the interest rate swap contracts to be reclassified from accumulated other comprehensive loss to net earnings as a credit to interest expense within the next 12 months.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(22)Fair Value Measurements
Financial instruments which are measured at fair value, or for which a fair value is disclosed, are classified in the fair value hierarchy, as discussed and outlined in note 2 - Summary of Significant Accounting Policies - Fair Value Measurements.
As of December 31, 2025, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps, cross currency interest rate swaps and non-employee earnout shares. The fair value of the Company’s interest rate swaps is primarily calculated using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of the Company’s cross currency interest rate swaps is calculated by using discounted cash flows of the contracts using market observable inputs including currency spot and forward rates of the underlying currencies. The fair value of non-employee earnout shares is determined using Monte Carlo valuation method.
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at a fair value on a recurring basis:

(in $ millions)	Fair Value Hierarchy	Asset/(Liability)
		December 31, 2025	December 31, 2024
Interest rate swap asset	Level 2	$—	$27
Interest rate swap liability	Level 2	(24)	—
Cross currency interest rate swap liability	Level 2	(30)	—
Non-employee earnout shares	Level 3	(37)	(133)
The fair value of earnout shares was estimated using the Monte Carlo method. Inherent in the Monte Carlo method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the earnout shares based on its own share price volatility that matches the expected remaining life of the earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	December 31, 2025	December 31, 2024
Stock price ($)	$7.65	$9.28
Risk-free interest rate	3.48%	4.26%
Volatility	38.0%	44.0%
Expected term (years)	1.4	2.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$2.12	$6.50
Fair value ($) (per earnout share – Tranche 2)	$1.07	$5.11

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents changes in Level 3 financial liabilities measured at fair value for the years ended December 31, 2025 and 2024:

(in $ millions)	Earnout Shares (Amount)
Balance as of December 31, 2023	$77
Change in fair value	56
Balance as of December 31, 2024	133
Change in fair value	(96)
Balance as of December 31, 2025	$37
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
The fair values of the Company’s outstanding senior secured term loans are as follows:

(in $ millions)	Fair Value Hierarchy	As of December 31, 2025		As of December 31, 2024
		Carrying amount ⁽¹⁾	Fair Value	Carrying amount ⁽¹⁾	Fair Value

Senior secured term loans - amended and restated	Level 2	$1,367	$1,391	$1,376	$1,405
______________________________________________________
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
The Company has not identified any triggering events or changes in circumstances requiring it to perform an impairment testing and determination of fair value of long-lived assets and other intangible assets. For goodwill, the Company carried out a quantitative assessment and concluded there is no impairment as the fair value of the reporting unit was determined to be more than their carrying value.
(23)Related Party Transactions
The following summaries relate to certain related party transactions entered into by the Company with certain of its shareholders, its shareholders affiliates and the Company’s affiliates.
Commercial Agreements
The Company has various commercial agreements with the affiliates of American Express Company (collectively with its subsidiaries, "American Express"). In respect of such agreements, the table below sets out revenue accrued and expenses incurred by the Company during the years ended December 31, 2025, 2024 and 2023:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
(in $ millions)	2025	2024	2023
Revenue	10	9	27
(Expenses)	(43)	(38)	(32)
The table below sets out amount receivable and payable to affiliates of American Express (including amounts collected by the Company on behalf of affiliates of American Express against certain receivables), as of December 31, 2025 and 2024:

	As of December 31,
(in $ millions)	2025	2024
Receivable from affiliates of American Express	3	2
(Payable) to affiliates of American Express	(25)	(12)
In November 2021, GBT Travel Services UK Limited (“GBT UK”), an indirect wholly-owned subsidiary of GBTG and EAN.com LP, an affiliate of Expedia, entered into a ten-year term marketing partner agreement to provide GBTG’s business customers with access to Expedia group hotel content. Additionally, GBT UK, and Expedia, Inc., an affiliate of Expedia, entered into the following agreements:
•a transition services agreement in 2021 (as amended from time to time) , pursuant to which Expedia, Inc.and its affiliates provided certain transition services through April 30, 2024 to GBT UK and its affiliates to facilitate an orderly transfer of Egencia from Expedia to the Company;
•an operating agreement in 2024 (as amended from time to time) whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months; and
•a services agreement in 2023, whereby the affiliate of Expedia would provide artificial intelligence-based, fraud prevention services involving ancillary license of software to GBT UK and its affiliates in support of the Egencia business for up to three years.
The table below set out revenue accrued and expenses incurred by the Company during the years ended December 31, 2025, 2024 and 2023, in respect of these agreements:

	Year ended December 31,
(in $ millions)	2025	2024	2023
Revenue	196	194	176
(Expenses)	(2)	(14)	(24)
The table below sets out amount receivable and payable to affiliates of Expedia as of December 31, 2025 and 2024:

	As of December 31,
(in $ millions)	2025	2024
Receivable from affiliates of Expedia	48	44
(Payable) to affiliates of Expedia	—	(3)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, pursuant to an agreement with Expedia, the Company issued 575,409 shares of Common Stock to Expedia to settle, in part, $4 million of liability for a loss contingency accrued in 2022. As of December 31, 2024, the Company had $7 million that remained payable in this respect. During the year ended December 31, 2025, the Company paid $3 million as the full and final amount towards this accrual and released the $4 million liability balance which is included in the Company's consolidated statements of operations.
License of American Express Trademarks
In May 2022, GBT UK entered into a long-term, 11-year amended and restated trademark license agreement (unless earlier terminated or extended) with an affiliate of American Express pursuant to which GBT UK was granted an exclusive, non-assignable, worldwide, royalty-free license to use, and the right to sublicense to all wholly owned operating subsidiaries of GBTG and other permitted sublicensees the right to use, the American Express trademarks used in the American Express Global Business Travel brand, and the American Express GBT Meetings & Events brands for business travel, meetings and events, business consulting and other services related to business travel (“Business Travel Services”). The amended and restated trademark license agreement also provides GBTG the flexibility to operate non-Business Travel Services businesses under brands that do not use any trademarks owned by American Express, subject to certain permissibility and other requirements.
Shareholders Agreement
In May 2022, GBTG, GBT JerseyCo and the Continuing JerseyCo Owners entered into a shareholders agreement (as further clarified by those certain letters dated November 17, 2022, and July 10, 2023, the “Original Shareholders Agreement”). Juweel has since distributed all of its equity interests in the Company and GBT JerseyCo to it is equityholders, including QIA, and Amex Coop has since assigned all of its rights and obligations under the Original Shareholders Agreement to American Express.
On January 11, 2024, GBTG entered into the Shareholders Agreement (as defined above) with GBT JerseyCo, Juweel, American Express, Expedia, and QIA, pursuant to which, among other things, Juweel was removed as a party to the Shareholders Agreement and QIA was made subject to certain obligations and provided with certain rights previously provided to Juweel.
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
(24)Segment Information
The Company's reportable segments are determined based upon its internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s CODM, to evaluate segment performance; the availability of separate financial information utilized on a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. For the year ended December 31, 2025, the Company has determined it has one operating and reporting segment.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year ended December 31,
(in $ millions)	2025	2024	2023
Revenue	$2,718	$2,423	$2,290
Less: (a)
Adjusted cost of revenue (b)	$1,080	962	957
Adjusted sales and marketing (b)	$420	378	363
Adjusted technology and content (b)	$502	420	395
Adjusted general and administrative (c)	$188	188	195
Total adjusted cost and expenses	$2,190	$1,948	$1,910

Share of income from equity-method investments	$4	$3	$—

Less other segment items:
Interest income	8	6	1
Interest expense	(95)	(115)	(141)
Loss on early extinguishment of debt	(2)	(38)	—
(Provision for) benefit from income taxes	(40)	(66)	9
Depreciation and amortization	(192)	(178)	(194)
Other (d)	(100)	(221)	(191)
Net income (loss)	$111	$(134)	$(136)

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
(d)Relates primarily to restructuring, exit and other related charges, integration costs, mergers and acquisitions, equity based compensation and related employer taxes, fair value movement of earnout derivative liabilities, gain on remeasurement of previously held equity investment, foreign currency gains (losses) and non-service components of net periodic pension cost.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the Company’s revenue and long-lived assets, comprising property and equipment (excluding capitalized software and related capital projects), net, and operating lease ROU assets, by geographic location:

(in $ millions)	United States	United Kingdom	All other countries	Total
Revenue
Year ended December 31, 2025	$601	$1,363	$754	$2,718
Year ended December 31, 2024	$479	$1,305	$639	$2,423
Year ended December 31, 2023	$833	$833	$624	$2,290

(in $ millions)	United States	United Kingdom	France	All other countries	Total
Long-lived assets
As of December 31, 2025	$37	$33	$17	$55	$142
As of December 31, 2024	$31	$24	$19	$44	$118
As of December 31, 2023	$38	$11	$23	$45	$117
The geographical determination of revenue is based on the jurisdiction of the legal entity contracting with the customer. No single customer accounted for 10 percent or more of the Company’s revenue for the years ended December 31, 2025, 2024 and 2023. Similarly, no single customer accounted for 10 percent or more of the accounts receivable balance as of December 31, 2025 and 2024.
(25)Subsequent Events
Amendment to Amended Credit Agreement

On January 21, 2026, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 2”) to its A&R Credit Agreement as amended by Amendment No. 2 to reprice its then outstanding Term B-1 Loans and provide for an incremental term loan facility in the aggregate principal amount of $100 million.

After giving effect to Amendment No. 2 and the borrowing contemplated thereby, the interest rate margin applicable to all outstanding term loans (the “Term B-2 Loans,” and the senior secured credit facility being “Term B-2 Facility”) was reduced by 0.50%. The Term B-2 Loans bear interest based on SOFR or, at the Initial Borrower’s option, at the Base Rate (as defined in the A&R Credit Agreement as amended by Amendment No. 2), plus, as applicable, a margin of 2.00% per annum for SOFR-based Term B-2 Loans (or 1.00% per annum for Base Rate-based Term B-2 Loans).

Except as noted above, the Term B-2 Loans have substantially the same terms as the previously existing term loans under the Amended Credit Agreement. At the option of the Initial Borrower (upon prior written notice), the repriced term loans may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (x) a prepayment premium of 1% of the principal amount of the Term B-2 Loans subject to certain repricing transactions occurring prior to July 21, 2026 and (y) customary breakage costs in connection with certain prepayments of loans).
The repricing was accounted for as debt modification.
CWT Acquisition - Release from Escrow Account
In February 2026, in accordance with the terms of the Merger Agreement, the Company and CWT's legacy shareholders finalized the working capital amount that resulted in a release of $10 million of cash to the Company (from the initial $15 million deposited by the Company with an escrow agent upon acquisition of CWT on September 2, 2025).

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This was considered as an adjusting post balance sheet event reducing the purchase consideration and was accounted for during the year ended December 31, 2025.
Share Repurchase Program
On February 17, 2026, the Company's Board of Directors authorized an increase in amount to its existing share repurchase program from $300 million to $600 million.

GLOBAL BUSINESS TRAVEL GROUP, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2025, 2024 AND 2023

(in $ millions)	Balance at beginning of year	Charged to expense or other accounts	Write-offs and other adjustments (1)	Balance at end of year
Allowance for credit losses
Year ended December 31, 2025	$10	$5	$(6)	$9
Year ended December 31, 2024	$12	$9	$(11)	$10
Year ended December 31, 2023	$23	$9	$(20)	$12
Valuation allowance for deferred tax assets
Year ended December 31, 2025	$149	$6	$221	$376
Year ended December 31, 2024	$146	$10	$(7)	$149
Year ended December 31, 2023	$124	$18	$4	$146
(1) For the year ended December 31, 2025, valuation allowance for deferred tax assets includes approximately $210 million recognized in connection with the acquisition of CWT during the year.