Form 10-Q
period 2026-03-31
Global Business Travel Group, Inc.
filed 2026-05-11
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2026, 521,455,950 shares of the registrant's Class A common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$442	$434
Accounts receivable (net of allowance for credit losses of $10 and $9 as of March 31, 2026 and December 31, 2025, respectively)	1,007	869
Due from affiliates	54	51
Prepaid expenses and other current assets	254	215
Total current assets	1,757	1,569
Property and equipment, net	302	308
Equity method investments	44	43
Goodwill	1,663	1,671
Other intangible assets, net	821	851
Operating lease right-of-use assets	62	66
Deferred tax assets	330	298
Other non-current assets	100	110
Total assets	$5,079	$4,916
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$603	$515
Due to affiliates	23	25
Accrued expenses and other current liabilities	781	757
Current portion of operating lease liabilities	25	26
Current portion of long-term debt	62	58
Total current liabilities	1,494	1,381
Long-term debt, net of unamortized debt discount and debt issuance costs	1,455	1,360
Deferred tax liabilities	106	99
Pension liabilities	154	163
Long-term operating lease liabilities	64	62
Earnout derivative liabilities	6	37
Other non-current liabilities	136	153
Total liabilities	3,415	3,255
Commitments and Contingencies (see note 8)
Redeemable non-controlling interest	50	49
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 545,696,620 and 538,342,297 shares issued, 522,526,763 and 521,088,517 shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	3,273	3,277
Accumulated deficit	(1,414)	(1,466)
Accumulated other comprehensive loss	(84)	(75)
Treasury shares, at cost (23,169,857 and 17,253,780 shares as of March 31, 2026 and December 31, 2025, respectively)	(166)	(128)
Total equity of the Company’s shareholders	1,609	1,608
Equity attributable to non-controlling interest in subsidiaries	5	4
Total shareholders’ equity	1,614	1,612
Total liabilities, redeemable non-controlling interest and and shareholders’ equity	$5,079	$4,916
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in $ millions, except share and per share data)	2026	2025
Revenue	$840	$621
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	350	231
Sales and marketing	126	103
Technology and content	159	120
General and administrative	98	68
Restructuring and other exit charges	44	4
Depreciation and amortization	60	40
Total operating expenses	837	566
Operating income	3	55
Interest income	1	2
Interest expense	(27)	(24)
Loss on early extinguishment of debt	—	(2)
Fair value movement on earnout derivative liabilities	31	74
Other income (loss), net	3	(9)
Income before income taxes	11	96
Benefit from (provision for) income taxes	42	(21)
Share of income from equity method investments	1	—
Net income	54	75
Less: net income attributable to non-controlling interests in subsidiaries	2	—
Net income attributable to the Company’s Class A common stockholders	$52	$75
Basic income per share attributable to the Company’s Class A common stockholders	$0.10	$0.16
Weighted average number of shares outstanding - Basic	512,803,949	465,872,540
Diluted income per share attributable to the Company’s Class A common stockholders	$0.10	$0.16
Weighted average number of shares outstanding - Diluted	519,400,271	478,715,682
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(in $ millions)	2026	2025
Net income	$54	$75
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustments, net of tax	(14)	30
Unrealized gains (losses) on cash flow hedges, net of tax:
Unrealized gains (losses) on cash flow hedges arising during the period	6	(11)
Unrealized gains on cash flow hedges reclassified to interest expense	(1)	(4)
Prior service cost arising during the period, net of tax	—	(1)
Other comprehensive (loss) income, net of tax	(9)	14
Comprehensive income	45	89
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	2	—
Comprehensive income attributable to the Company’s Class A common stockholders	$43	$89
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in $ millions)	2026	2025
Operating activities:
Net income	$54	$75
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	60	40
Deferred tax (benefit) charge	(28)	3
Equity-based compensation	17	19
Allowance for credit losses	2	2
Loss on early extinguishment of debt	—	2
Fair value movement on earnout derivative liabilities	(31)	(74)
Other, net	(1)	8
Changes in working capital:
Accounts receivable	(151)	(136)
Prepaid expenses and other current assets	(47)	(8)
Due from affiliates	(3)	(2)
Due to affiliates	(2)	13
Accounts payable, accrued expenses and other current liabilities	123	86
Defined benefit pension funding	(8)	(6)
Proceeds from termination of interest rate swap contracts	—	31
Net cash (used in) from operating activities	(15)	53
Investing activities:
Business acquisition, net of cash and restricted cash acquired	10	—
Purchase of property and equipment	(37)	(27)
Proceeds from foreign exchange forward contracts	—	9
Net cash used in investing activities	(27)	(18)
Financing activities:
Proceeds from senior secured term loans	132	99
Repayment of senior secured term loans	(36)	(103)
Repurchase of common shares	(38)	(1)
Contributions for ESPP	4	4
Payment of taxes withheld on vesting of equity awards	(14)	(24)
Other	1	—
Net cash from (used in) financing activities	49	(25)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	6
Net increase in cash, cash equivalents and restricted cash	1	16
Cash, cash equivalents and restricted cash, beginning of period	479	561
Cash, cash equivalents and restricted cash, end of period	$480	$577
Supplemental cash flow information:
Cash paid for income taxes (net of refunds)	$3	$4
Cash paid for interest (net of interest received)	$25	$30
Non-cash additions for operating lease right-of-use assets	$4	$—
Non-cash additions for finance lease	$—	$1

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$442	$434
Cash and cash equivalents (included within held for sale assets)	5	5
Restricted cash (included in other non-current assets)	33	40
Cash, cash equivalents and restricted cash	$480	$479
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2025	538,342,297	—	$3,277	$(1,466)	$(75)	17,253,780	(128)	$1,608	$4	$1,612
Equity-based compensation	—	—	17	—	—	—	—	17	—	17
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP (see note 11)	11,778,354	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of equity awards (see note 11)	(4,424,031)	—	(25)	—	—	—	—	(25)	—	(25)
Repurchase of common shares (see note 12)	—	—	—	—	—	5,916,077	(38)	(38)	—	(38)
Net income	—	—	—	52	—	—	—	52	1	53
Other comprehensive loss, net of tax	—	—	—	—	(9)	—	—	(9)	—	(9)
Balance as of March 31, 2026	545,696,620	—	$3,273	$(1,414)	$(84)	23,169,857	$(166)	$1,609	$5	$1,614

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2024	478,904,677	—	$2,827	$(1,575)	$(146)	8,000,000	(55)	$1,051	$6	$1,057
Equity-based compensation	—	—	19	—	—	—	—	19	—	19
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP	12,861,105	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards	(4,883,888)	—	(41)	—	—	—	—	(41)	—	(41)
Repurchase of common shares	—	—	—	—	—	182,676	(1)	(1)	—	(1)
Net income	—	—	—	75	—	—	—	75	—	75
Other comprehensive income, net of tax	—	—	—	—	14	—	—	14	—	14
Balance as of March 31, 2025	486,881,894	—	$2,809	$(1,500)	$(132)	8,182,676	(56)	$1,121	$6	$1,127

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
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial reporting. As such, certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 9, 2026 (the “Annual Report on Form 10-K”). The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, supplier revenue, allowance for credit losses, depreciable lives of property and equipment, purchase price allocations for business acquisitions including valuation of acquired intangible assets and goodwill and contingent consideration, valuation of operating lease right-of-use (“ROU”) assets, impairment of goodwill, other intangible assets, long-lived assets, capitalized client incentives and investments in equity method investments, valuation allowances on deferred income taxes, valuation of pensions, interest rate swaps, cross currency interest rate swaps, earnout shares and contingent liabilities. Actual results could differ materially from those estimates.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2)    Recently Issued Accounting Pronouncements
Accounting Pronouncements - Adopted
The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2026.
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
Disaggregated Expenses
In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses," which provides guidance on additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The update is to be applied on a prospective basis, although optional retrospective application is permitted. While the update will require additional disclosures related to the Company’s expenses, it is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.
(3) Business Acquisitions

CWT

On September 2, 2025, the Company completed the acquisition of all of the issued and outstanding equity interests of CWT Holdings, LLC. ("CWT") for a total purchase consideration of $597 million. The components of the total purchase consideration consisted of (i) $408 million in shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”), (ii) $186 million in cash, and (iii) $3 million in contingent consideration.

The Company initially paid $196 million in cash, including $15 million deposited in an account with an escrow agent as security for certain purchase price adjustments under the merger agreement, which were to be released to CWT's legacy equityholders in accordance with the terms of the merger agreement. In February 2026, upon finalization of the working capital adjustments with the CWT legacy equityholders, $10 million was released back to the Company from the escrow account in full and final settlement in accordance with the terms of the merger agreement.

During the three months ended March 31, 2026, the fair value of contingent consideration was determined to be $2 million, with the decrease of $1 million recognized in the Company's consolidated statements of operations.

During the three months ended March 31, 2026, there has been no change to the Company’s preliminary fair values of the CWT assets acquired and liabilities assumed. The purchase price allocation is preliminary and subject to change during the measurement period as the Company finalizes income tax effects.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assuming an acquisition date of January 1, 2024, the unaudited pro forma revenue and net income of the Company for the three months ended March 31, 2025 would have been as follows:

Three months ended March 31,
(in $ millions)	2025
Revenue	$786
Net income	$64
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

Uvet GBT

On December 19, 2025, the Company signed an agreement with UVET Viaggi Turismo S.p.A. granting the Company the right to appoint a majority of board members of Uvet Global Business Travel S.p.A ("Uvet GBT"), a company registered in Italy. On December 29, 2025, the Company exercised this right and gained control of Uvet GBT while retaining its 35% ownership equity interest. Previously, the Company had accounted for this 35% equity interest as an equity method investment. This transaction was accounted as a "step acquisition" under GAAP.

During the three months ended March 31, 2026, there has been no change to the Company’s preliminary fair values of the Uvet GBT assets acquired and liabilities assumed valued as of the acquisition date, except that the customer relationship was valued at $66 million compared to initial value determined of $71 million. This resulted in a corresponding increase to goodwill amount of $4 million from initial value determined of $81 million to $85 million and a decrease to deferred tax liability of $1 million from initial value determined of $20 million to $19 million. The adjustment did not have a material impact on the Company's consolidated statements of operations.
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

	Three months ended March 31,
(in $ millions)	2026	2025
Travel revenue	$665	$499
Product and professional services revenue	175	122
Total revenue	$840	$621
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of March 31, 2026	$1,006	$50	$32
Balance as of December 31, 2025	$868	$47	$23

Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the three months ended March 31, 2026, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $10 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2025.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. As of March 31, 2026, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $1 million.
(5)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	March 31, 2026	December 31, 2025
Accrued payroll and related costs	$217	$212
Accrued operating expenses	174	150
Client deposits	125	144
Accrued restructuring costs (see note 6)	69	35
Income tax payable	46	69
Indemnification liability (see note 8)	25	31
Deferred revenue	32	23
Accrued interest payable	21	26
Value added and similar taxes payable	22	16
Held for sale liabilities	14	11
Other	36	40
Accrued expenses and other current liabilities	$781	$757
(6)    Restructuring, Exit and Related Charges

During the three months ended March 31, 2026, the Company continued evaluating the combined business after completion of the CWT acquisition, undertaking actions to integrate operations, reduce operating costs and focus on long-term growth opportunities, including improving financial performance and cash flow generation and realizing synergies. These actions are expected to result in workforce reductions and the consolidation of certain office facilities. Employees impacted by such actions are eligible to receive termination benefits under ongoing benefit arrangement. The Company

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
records the related liability as restructuring charges under ASC 712, Nonretirement Postemployment Benefits, when it is considered probable that employees are entitled to benefits and the amounts could be reasonably estimated.
Additionally, from time to time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency for which it records restructuring costs.
The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities for the three months ended March 31, 2026:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Facility - Lease Related	Total
Balance as of December 31, 2025	$30	$5	$—	$35
Accruals	40	4	6	50
Non-cash items	—	—	(6)	(6)
Cash settled	(9)	(1)	—	(10)
Balance as of March 31, 2026	$61	$8	$—	$69
During the three months ended March 31, 2026 and 2025, the Company has incurred costs related to employee severance of $40 million and $4 million, respectively, which are included within restructuring charges in the consolidated statement of operations. During the three months ended March 31, 2026, the Company incurred costs to consolidate and rationalize its office facilities to reduce costs and improve efficiency. The facility-lease related charges consist of (i) accelerated amortization of operating lease ROU assets of $5 million, which is included within general and administrative expense and (ii) accelerated amortization of leasehold improvements related to abandoned leases of $1 million, which is included within depreciation and amortization expense, in the consolidated statements of operations. Estimated future costs related to other non-lease components (e.g., common area maintenance charges) and related expenses of $4 million, are accrued as part of restructuring expense and recorded as a liability on the facilities abandonment date.
(7)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	March 31, 2026	December 31, 2025
Amended and Restated Senior Secured Credit Agreement
Principal amount of senior secured term loans (Maturity - July 2031)	$1,482	$1,386
Less: Unamortized debt discount and debt issuance costs	(17)	(19)
Total senior secured term loans, net of unamortized debt discount and debt issuance costs	1,465	1,367
Other borrowings	52	51
Total debt, net of unamortized debt discount and debt issuance costs	1,517	1,418
Less: Current portion of long-term debt	(62)	(58)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,455	$1,360
Amended and Restated Senior Secured Credit Agreement
On July 26, 2024, GBTG and GBT US III LLC, a wholly-owned subsidiary of GBTG (the "Initial Borrower") entered into an amended and restated senior secured credit agreement (the “A&R Credit Agreement”) which provides for a $1,400 million senior secured first lien term loan facility (the “Initial Term Facility”, and the loans thereunder, the “Initial Term Loans”) and a $360 million senior secured first lien revolving credit facility (the “Revolving Credit Facility,” and the loans thereunder, the “Revolving Loans”).

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On February 4, 2025, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 1”) to the A&R Credit Agreement to reprice the Initial Term Loans. The repriced Initial Term Facility is referred to hereafter as the “Term B-1 Facility,” and the loans thereunder, the “Term B-1 Loans.” After giving effect to Amendment No. 1, the interest rate margin applicable to the Term B-1 Loans was reduced by 0.50%. The Term B-1 Loans bear interest based on the Secured Overnight Financing Rate ("SOFR") or, at the Initial Borrower’s option, at the Base Rate (as defined in the Amendment No. 1), plus, as applicable, a margin of 2.50% per annum for SOFR-based Term B-1 Loans (or 1.50% per annum for Base Rate-based Term B-1 Loans). The repricing was accounted for as modification of debt, except for lenders leaving the consortium, which was accounted for as an extinguishment of debt resulting in a $2 million recognition of loss on early extinguishment of debt.

On January 21, 2026, GBTG, the Initial Borrower and certain subsidiaries of GBTG entered into an amendment (“Amendment No. 2”) to the A&R Credit Agreement to reprice the then outstanding Term B-1 Loans and provide for an incremental term loan facility in the aggregate principal amount of $100 million. The A&R Credit Agreement, as amended by Amendment No. 1, Amendment No. 2 and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time is referred to hereafter as the “Amended Credit Agreement.”
After giving effect to Amendment No. 2 and the borrowing contemplated thereby, the interest rate margin applicable to all outstanding term loans (the “Term B-2 Loans,” and the senior secured credit facility being “Term B-2 Facility”) was reduced by 0.50%. The Term B-2 Loans bear interest based on SOFR or, at the Initial Borrower’s option, at the Base Rate (as defined in Amendment No. 2), plus, as applicable, a margin of 2.00% per annum for SOFR-based Term B-2 Loans (or 1.00% per annum for Base Rate-based Term B-2 Loans). The repricing was accounted for as debt modification, except for lenders leaving the consortium, which was accounted for as an extinguishment of debt.
Except as noted above, the Term B-2 Loans have substantially the same terms as the previously existing Term B-1 Loans. At the option of the Initial Borrower (upon prior written notice), the Term B-2 Loans may be voluntarily prepaid, in whole or in part, at any time without premium or penalty (other than (x) a prepayment premium of 1% of the principal amount of the Term B-2 Loans subject to certain repricing transactions occurring prior to July 21, 2026 and (y) customary breakage costs in connection with certain prepayments of loans).
The Term B-2 Loans mature on July 26, 2031. Principal amounts outstanding under the Term B-2 Loans are required to be repaid on a quarterly basis, that commenced on March 31, 2025, at an amortization rate of approximately 1.00% per annum with the balance due at maturity. Further, subject to certain exceptions set forth in the Amended Credit Agreement, the Initial Borrower is required to prepay loans under the Term B-2 Facility with (i) 50% (subject to leverage-based step-downs) of annual excess cash flow (calculated in a manner set forth in the Amended Credit Agreement and commencing with the financial year ending December 31, 2025) in excess of a threshold amount, (ii) 100% (subject to leverage-based step-downs) of the net cash proceeds from certain asset sales and casualty events, subject to customary reinvestment rights, and (iii) 100% of the net cash proceeds from the incurrence of certain indebtedness.
During the three months ended March 31, 2026, the Company repaid the contractual quarterly installment of $4 million of the principal amount of Term B-2 Loans.
The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans). As of March 31, 2026, the Company had $360 million of availability under the Revolving Credit Facility.
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
Security; Guarantees

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Covenants
The Amended Credit Agreement contains various affirmative and negative covenants including a financial covenant and limitations (subject to exceptions) on the ability of the Loan Parties and their subsidiaries to enter into certain transactions or agreements.
As of March 31, 2026, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the Amended Credit Agreement.
Events of Default
The Amended Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Amended Credit Agreement or other enforcement actions customary for facilities of this type. As of March 31, 2026, no event of default existed under the Amended Credit Agreement.
The Company's effective interest rate on its term loan borrowings for the three months ended March 31, 2026 was approximately 6.4%.

Other borrowings primarily relate to (i) borrowings by Uvet GBT of $32 million, (ii) $13 million of finance leases and (iii) an amount of $7 million of borrowings of a CWT entity partly under a revolving credit facility and partly from its noncontrolling interest shareholder.
(8)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2026, the Company had approximately $474 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $182 million relates to the twelve months ending March 31, 2027. These purchase commitments extend through 2031.
Guarantees
The Company has provided bank guarantees and letters of credit primarily in respect of certain travel suppliers, credit facility / credit card programs and real estate lease agreements amounting to $37 million. Many of these bank guarantees and letters of credit require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
Legal Contingencies
The Company recognizes legal fees as an expense when the legal services are provided.
Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Indemnification Liability
CWT, prior to its acquisition by the Company, and pursuant to the Business Restructuring (as defined in the CWT merger agreement), had agreed to reimburse the buyer of the Business Restructuring (as defined in the CWT merger agreement) for certain restructuring costs incurred by such buyer following the consummation of the Business Restructuring. CWT believed it was probable that the entire amount would become payable to the buyer, and accrued a liability towards this contingency on its consolidated balance sheet. The Company, upon the consummation of its acquisition of CWT, assumed this contingent liability at fair value.

(9)    Income Taxes

For the three months ended March 31, 2026 and March 31, 2025 the Company’s benefit from (provision for) income tax expense was $42 million and $(21) million, respectively, and its effective tax rate was 349.0% and (21.7)%, respectively. GBTG’s effective tax rate for the three months ended March 31, 2026 was significantly different than the U.S. federal statutory corporate income tax rate of 21% due to a $32 million valuation allowance release in Germany, the non-taxable gain on the fair value movement in the earnout shares derivative liability, offset by the tax impact of non-deductible expenses. The impact of these items had a greater impact on the effective tax rate due to low pre-tax income. GBTG’s effective tax rate for the three months ended March 31, 2025 was broadly in line with the U.S. federal statutory corporate income tax rate of 21% with the tax impact of non-deductible expenses offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which includes a broad range of tax reform provisions affecting businesses. For the provisions that have become effective, there was no material impact to the Company's effective tax rate for the three months ended March 31, 2026. The Company does not expect the impact to be material to its full year 2026 effective tax rate.

(10)    Earnout Shares
Certain stockholders and employees hold “earnout shares” that convert to the Company’s Class A common stock, to be issued in tranches, when the Company’s Class A common stock’s price achieves certain market share price milestones within specified periods. As of March 31, 2026, the total number of earnout shares issued and outstanding were approximately 23 million.
The earnout shares held by stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”) and remeasured at fair value at each reporting date. The change in fair value of the earnout shares is recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is estimated using the Monte Carlo simulation of the stock prices based on historical market volatility (see note 15 – Fair Value Measurements).
As of March 31, 2026 the fair value of the earnout shares derivative liability was estimated to be $6 million. The Company recognized a gain on the fair value change in earnout shares derivative liability of $31 million and $74 million in its consolidated statement of operations for the three months ended March 31, 2026, and March 31, 2025 respectively.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(11)    Equity-Based Compensation
Management Incentive Plan
The table below presents the activity of the Company's stock options for the three months ended March 31, 2026:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)
Balance as of December 31, 2025	9,036,370	$8.22
Exercised	(285,000)	$6.55
Balance as of March 31, 2026	8,751,370	$8.27
Exercisable as of March 31, 2026	8,751,370	$8.27	2.8	$—
Total shares withheld to cover the stock option costs and taxes were 254,402 shares and were based on the value of the shares on their respective exercise dates.
2022 Equity Incentive Plan
Restricted Stock Units ("RSUs")
During the three months ended March 31, 2026, as part of its annual grant program, the Company granted 10 million RSUs under the 2022 Equity Incentive Plan to certain of its key employees and directors. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.
The table below presents the activity of the Company’s RSUs for the three months ended March 31, 2026:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2025	18,923,511	$6.80
Granted	9,761,502	$5.44
Forfeited	(105,421)	$6.79
Vested	(10,752,591)	$6.60
Balance as of March 31, 2026	17,827,001	$6.18

During the three months ended March 31, 2026, the vested RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 4,399,018 shares were withheld based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total employees’ tax obligations to taxing authorities was $25 million of which $14 million was paid during the three months ended March 31, 2026 and is reflected as a financing activity within the consolidated statements of cash flows.
Performance Stock Units ("PSUs")
During the three months ended March 31, 2026, as part of its annual grant program, the Company granted 1.3 million PSUs under the 2022 Equity Incentive Plan to certain of its key employees. The PSUs cliff-vest at the end of three years

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
from the grant date based on the outcome of certain performance criteria approved by the Compensation Committee. The actual number of equity awards earned is based on the average level of performance goals achieved over a three-year period, relative to established performance goals for each of the respective years within the three-year period. The number of PSUs that will vest ranges from 0% to 150% of the original grant, with no vesting if actual performance is less than 50% of performance goals set. The ultimate number of PSUs that will be earned by the grantee will be based on the percentile ranking of the Company’s total shareholder return ("TSR") over the three-year performance period as compared to the TSR of the members of the S&P 500 Index over the same period ("TSR Goal"). The total number of PSUs earned is capped at 187.5% of the original grant, and if the Company's TSR is negative, the ultimate number of PSUs cannot exceed the original grant. All the PSUs will be settled in the Company's Class A common stock. The PSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock.
The TSR Goal is considered a “market condition” under ASC 718, Compensation-Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of PSUs with a market condition utilizing the following assumptions: the expected volatility of 41.43%, the expected term of 2.87 years, the dividend rate of 0% and the risk-free interest rate of 3.50%, which resulted in a calculated fair value of $6.25 per PSU. The Monte Carlo simulation takes into consideration the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the S&P 500 Index. The Company recognizes the equity compensation expense related to PSUs based on the grant-date fair value and number of PSUs expected to vest. Each reporting period, the Company assesses the probability of vesting of the PSUs and, if there is any change in such probability, the Company records the cumulative effect of the adjustment in the current reporting period.
Employee Stock Purchase Plan (“ESPP”)
During the three months ended March 31, 2026, 970,152 shares were issued under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2026 and 2025 amount to $17 million and $19 million, respectively ($14 million and $15 million, net of taxes, respectively), and were included as follows:

(in $ millions)	Three months ended March 31,
	2026	2025
Cost of revenue (excluding depreciation and amortization)	$1	$1
Sales and marketing	4	5
Technology and content	5	5
General and administrative	7	8
Total	$17	$19
As of March 31, 2026, the Company expects compensation expense related to unvested RSUs and PSUs of approximately $109 million to be recognized over the remaining weighted average period of 2.2 years.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2025	$(29)	$(42)	$(4)	$(75)
Net changes during the period, net of tax benefit	(14)	—	5	(9)
Balance as of March 31, 2026	$(43)	$(42)	$1	$(84)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2024	$(104)	$(59)	$17	$(146)
Net changes during the period, net of tax benefit	30	(1)	(15)	14
Balance as of March 31, 2025	$(74)	$(60)	$2	$(132)
The tax charge (benefit) for net changes related to (i) currency translation adjustments was $2 million and $(2) million for the three months ended March 31, 2026 and 2025, respectively, and (ii) unrealized gain on cash flow hedges was $2 million and $(4) million for the three months ended March 31, 2026 and 2025, respectively.
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
Share Repurchase
During the three months ended March 31, 2026, the Company repurchased approximately 6 million shares of its Class A common stock at a cost of $38 million under its share repurchase program. As of March 31, 2026, $489 million remains available to be utilized until December 31, 2027 under the Company's share repurchase program.
Redeemable Non-Controlling Interest
Pursuant to the agreement to obtain control over Uvet GBT, the non-controlling shareholder has certain options to put the remaining 45% equity interest in Uvet GBT to the Company, which may be exercised from August 1, 2029 through December 31, 2031. The Company also has a call option to purchase the remaining noncontrolling interest of 45%, which may be exercised from August 1, 2029 through December 31, 2033, as set out in the agreement. The purchase price of the options is based on multiple of earnings, as adjusted for net debt, or at fair value, as provided in the agreement. Given these provisions within the options, the Company has classified the redeemable non-controlling interest as mezzanine equity on the Company's consolidated balance sheets, outside of permanent equity. As of March 31, 2026, redeemable non-controlling interest amounted to $50 million.

(13)    Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of (i) stock options and RSUs using the “treasury stock” method and (ii) PSUs and other contingently issuable shares assuming the end of the reporting period is the end of contingency period.
The Company has issued and outstanding approximately 23 million earnout shares, which are subject to forfeiture if certain stock price thresholds are not met. In accordance with ASC 260, “Earnings Per Share,” earnout shares are excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
issuable shares due to their potential forfeiture. Earnout shares will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date their stock price thresholds are met and they are no longer subject to forfeiture. Additionally, dividends accrued on earnout shares, if any, will be forfeited if the pricing thresholds for earnout shares are not met during the specified time period.
The Company has excluded approximately (i) 9 million and 4 million stock options for the three months ended March 31, 2026 and 2025, respectively, and (ii) 4 million RSUs for the three months ended March 31, 2026, as their inclusion would have resulted in anti-dilutive effect on earnings (loss) per share. Additionally, the Company has excluded 1.9 million PSUs which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares because the performance conditions were not achieved as of March 31, 2026.
The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings per share:

(in $ millions, except share and per share data)	Three months ended March 31,
	2026	2025
Numerator – Basic and diluted income per share:
Net income attributable to the Company’s Class A common stockholders (A)	$52	$75

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (B)	512,803,949	465,872,540
Dilutive effect of RSUs	6,015,896	10,845,224
Dilutive effect of PSU and other contingently issuable shares	580,426	—
Dilutive effect of stock options	—	1,997,918
Weighted average number of Class A Common Stock outstanding – Diluted (C)	519,400,271	478,715,682

Basic income per share attributable to the Company's Class A common stockholders: (A) / (B)	$0.10	$0.16

Diluted income per share attributable to the Company's Class A common stockholders: (A) / (C)	$0.10	$0.16
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
The Company has following interest rate swap agreements that had fair value liability of $16 million as of March 31, 2026:

Notional Amount (in $ millions)	Period	Fixed Interest Rate
$400	September 2024 to July 2028	4.2075%
$500	September 2024 to July 2029	4.209%

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Under ASC 815, Derivatives and Hedging, the fair value gain (loss) of the Company's terminated interest rate swaps recorded in accumulated other comprehensive income (loss) will be proportionately included as interest expense, in the consolidated statement of operations until July 2029 as the interest payments are made over this period. Further, the Company has determined that its existing interest rate swap contracts, designated as cash flow hedges, are highly effective at offsetting the increases in cash outflows when the three-month SOFR exceeds respective fixed rates under the contracts. Changes in the fair value of the interest rate swaps, net of tax, are recognized in other comprehensive income (loss) and are reclassified out of accumulated other comprehensive income (loss) into interest expense when the hedged interest obligations affect earnings.
Cross Currency Interest Rate Swaps and Net Investment Hedges

During the three months ended March 31, 2026, the Company had a fixed-to-fixed cross currency interest rate swap ("CCS") contract under which the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $251 million and will pay fixed interest of 5.6390% per annum on EUR notional amount of €240 million. Notional amounts in the respective currencies are deemed to be exchanged at the beginning and end of the swap period. The swap's maturity date is July 26, 2029. Interest settlements under the CCS occur semi-annually in January and July of each year, that commenced on January 26, 2025, and end on July 26, 2029. The fair value (liability) of this CCS as of March 31, 2026 was $22 million.

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

Earnout Shares
The Company has issued and outstanding earnout shares which are accounted for as derivative instruments (see note 10 – Earnout Shares).
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current liabilities	(16)	(24)
Cross currency interest rate swaps	Other non-current liabilities	(22)	(30)
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	(6)	(37)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the impact of changes in fair values of derivatives on other comprehensive (loss) income and on net income:

	Amount of gain/(loss) recognized in other comprehensive income (loss)		Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended March 31,			Three months ended March 31,
	2026	2025		2026	2025
Derivatives designated as hedging instruments
Interest rate swaps	$8	$(15)	NA	—	—
Interest rate swaps re-classed to consolidated statements of operations	(1)	(4)	Interest expense	$1	$4
Cross currency interest rate swap	8	(7)	NA	—	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	—	—	Other income (loss), net	—	9
Earnout Shares	—	—	Fair value movement on earnout derivative liabilities	31	74
				$32	$87
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
As of March 31, 2026, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps, cross currency interest rate swaps and non-employee earnout shares. The foreign currency forward contracts matured on June 30, 2025 and the Company has not entered into any new foreign currency forward contracts.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Interest rate swap liability	Level 2	$(16)	$(24)
Cross currency interest rate swap liability	Level 2	(22)	(30)
Non-employee earnout shares	Level 3	(6)	(37)
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
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	March 31, 2026	December 31, 2025
Stock price ($)	$5.58	$7.65
Risk-free interest rate	3.73%	3.48%
Volatility	41.3%	38.0%
Expected term (years)	1.2	1.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$0.38	$2.12
Fair value ($) (per earnout share – Tranche 2)	$0.15	$1.07
The following table presents changes in Level 3 financial liabilities measured at fair value during the three months March 31, 2026:

(in $ millions)	Earnout Shares (Amount)
Balance as of December 31, 2025	$37
Change in fair value	(31)
Balance as of March 31, 2026	$6
The Company does not measure its debt at fair value in its consolidated balance sheets. The fair value of the Company’s long-term debt is determined based on quoted prices in inactive markets for identical debt instruments, or for similar debt instruments, when traded as assets.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair values of the Company’s outstanding senior secured term loans are as follows:

		March 31, 2026		December 31, 2025
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured term loans - amended and restated	Level 2	$1,465	$1,449	$1,367	$1,391
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
Commercial Agreements
The Company has various commercial agreements with affiliates of American Express International, Inc. ("American Express"). In respect of such agreements, the table below sets out revenue accrued and expenses incurred by the Company during the three months ended March 31, 2026 and 2025:

	Three Months ended March 31,
(in $ millions)	2026	2025
Revenue	3	$2
(Expenses)	(13)	(10)
The table below sets out amount receivable and payable to affiliates of American Express (including amounts collected by the Company on behalf of affiliates of American Express against certain receivables), as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
(in $ millions)	2026	2025
Receivable from affiliates of American Express	3	$3
(Payable) to affiliates of American Express	(23)	(25)

In November 2021, the Company and EAN.com LP, an affiliate of Expedia, entered into a ten-year term marketing partner agreement to provide the Company’s business customers with access to Expedia group hotel content. Additionally,

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
GBT Travel Services UK Limited, an affiliate of the Company ("GBT UK") and an affiliate of Expedia, entered into the following agreements:

•an operating agreement in 2024, whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months; and

•a services agreement in 2023, whereby the affiliate of Expedia would provide artificial intelligence-based, fraud prevention services involving ancillary license of software to GBT UK and its affiliates in support of the Egencia business for up to three years.

The table below set out revenue accrued and expenses incurred by the Company during the three months ended March 31, 2026 and March 31, 2025, in respect of these agreements:

	Three Months ended March 31,
(in $ millions)	2026	2025
Revenue	$53	$40
(Expenses)	—	(2)

The table below sets out amount receivable from affiliates of Expedia as of March 31, 2026 and December 31, 2025. There was no payable to affiliates of Expedia as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
(in $ millions)	2026	2025
Receivable from affiliates of Expedia	51	$48

During the three months ended March 31, 2025, the Company paid $3 million as the full and final amount towards an accrued balance of $7 million, payable to Expedia, for a loss contingency and released the $4 million liability which is included in the Company's consolidated statements of operations.
(17) Segment Information
The Company's reportable segments are determined based upon its internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information utilized on a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. As of March 31, 2026, the Company has determined it has one operating and reporting segment.
The financial measures which the Company’s CODM uses to evaluate the performance of the Company are revenue and consolidated net income (loss), considering the adjusted cost and expenses as shown in the table below. The CODM also regularly reviews revenue by transaction type – Travel Revenue and Products and Professional Services Revenue (see note 4 – Revenue from Contracts with Customers).
The table below sets forth information about reported segment revenue, significant segment expenses, other segment items and consolidated net income.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
(in $ millions)	2026	2025
Revenue	$840	$621
Less: (a)
Adjusted cost of revenue (b)	349	229
Adjusted sales and marketing (b)	120	95
Adjusted technology and content (b)	151	111
Adjusted general and administrative (c)	71	45
Total adjusted cost and expenses	691	480

Share of income from equity-method investments	1	—

Less: other segment items
Interest income	1	2
Interest expense	(27)	(24)
Loss on early extinguishment of debt	—	(2)
Depreciation and amortization	(60)	(40)
Other, net (d)	(10)	(2)
Net income	$54	$75
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
(d)Relates primarily to restructuring, exit and other related charges, integration costs, mergers and acquisitions, equity-based compensation and related employer taxes, fair value movement of earnout derivative liabilities, benefit from (provision for) income taxes, foreign currency gains (losses) and non-service components of net periodic pension cost.

(18) Subsequent Events

Proposed Merger

On May 2, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gaia Purchaser, Inc., a Delaware corporation (“Parent”), and Gaia Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which the Company is to be acquired by Long Lake Management (the "Buyer"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of the Company's Class A common stock that is issued and outstanding as of immediately prior to the effective time of the Merger (other than certain excluded shares and shares held by stockholders who properly exercise appraisal rights) will be automatically cancelled, extinguished and converted into the right to receive cash in an amount equal to $9.50, without interest thereon. Further, outstanding equity awards granted by the Company under its equity plans, will be also be settled in cash in accordance with the terms of the Merger Agreement.

The closing of the Merger is subject to satisfaction of certain customary conditions at or prior to closing, including adoption and approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote thereon and receipt of required regulatory approvals, including under the Hart-Scott-Rodino

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Antitrust Improvements Act of 1976. Notwithstanding the foregoing, in no event will Parent or Merger Sub be obligated to consummate the closing of the Merger prior to July 1, 2026.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company's business between the signing of the Merger Agreement and the completion of the Merger.

The Merger is expected to close in the second half of 2026.

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
•costs related to, or the inability to recognize the anticipated benefits of our merger with CWT;
•risks related to the business of CWT or unexpected liabilities that arise in connection with the integration of CWT into our business, including our ability to apply our procedures regarding internal controls over financial reporting to CWT;

•the outcome of any legal proceedings that may be instituted against the Company in connection with the merger with CWT or the proposed Merger;
•the ability to complete the proposed Merger on the anticipated terms and timing, or at all, including obtaining required regulatory approvals and the satisfaction of other conditions to the completion of the proposed Merger;
•the risk that disruptions from the proposed Merger (such as the ability of certain customers of the Company to terminate or amend contracts upon a change of control, or to withhold consent to such change of control) will harm the Company’s business, including current plans and operations, during the pendency, and following the completion of, the proposed Merger;
•the diversion of management’s time and attention from ordinary course business operations to completion of the proposed Merger;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Merger;
•contractual provisions that may impact the Company’s ability to pursue certain business opportunities or strategic transactions during the pendency, and/or following the completion of, the proposed Merger;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the proposed Merger; and
•other factors detailed under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 ("Annual Report on Form 10-K").
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

Overview
American Express Global Business Travel, operated by Global Business Travel Group, Inc., a Delaware corporation, ("Amex GBT") is a leading software and services company for travel, expense, and meetings & events. Our comprehensive and competitive marketplace, industry-leading software, AI-powered efficiencies and 24/7 global support team offer solutions, savings, and flexibility for companies of every size.
We serve and create value for clients and travel suppliers by providing comprehensive and competitive content through the Amex GBT marketplace and by offering the data and insights through a suite of travel and expense software and professional services built on a proprietary AI-powered modern technology platform.
We serve:
Clients: We serve clients globally across diverse industries, including financial services, industrial, technology, healthcare, and legal sectors. Our client base is highly diversified and includes small and medium-sized enterprises ("SME") clients and large global multinational clients ("GMN"). We help clients drive significant cost savings by aggregating diverse business travel content across air, hotels, car rentals, and ancillary services, negotiating differentiated fares and added benefits and ensuring compliance and traveler safety through advanced travel management capabilities.

Travel Suppliers: The hub of our business is our marketplace, where we connect travel suppliers with one of the largest and most in demand sources of business travel globally; clients who have higher average ticket values and greater premium cabin usage compared to typical business-to-business ("B2B") travel benchmarks.

We offer:
Amex GBT Marketplace: Amex GBT's marketplace reflects our commitment to business travel. It uses AI-powered data analysis to better understand the individual traveler and provide the best fares and rates available at the time of the search. We provide value for both sides of the travel marketplace, providing the content, negotiated rates, and a data-first approach to booking, product offering, monitoring, and technology that maximizes benefits for clients and travel suppliers. We also provide our clients with the data and the insights that they require to negotiate with suppliers and maximize savings, including a dashboard for new distribution capability ("NDC")-enabled bookings.

Travel and Expense Software: Our proprietary travel solutions pull content from hundreds of airlines, thousands of hotels, and some of travel’s most experienced vendors, specialists, and other resources, offering clients the benefit of negotiated rates and fares, exclusive travel content, and constant monitoring to assess and correct any gaps. With the expertise to understand client preferences and provide content that helps them achieve their travel policy objectives, Amex GBT offers multiple unique, customizable travel solutions.

Professional Services: We provide specialized professional services. Amex GBT Meetings & Events helps business travelers come together and engage in unique settings and experiences for attendees, companies and brands. Amex GBT Consulting provides strategic guidance and tailored solutions to optimize corporate travel programs, enhance cost savings, improve traveler experience, and maintain policy compliance. For very specific industries like sports professionals, TV and film production and global sports broadcasting companies, GBT Sports & Entertainment provides tailored travel services for these creative, technology-forward industries.

Leading AI-Powered Platform: We use proprietary AI across our platform. Our AI-powered solutions are built to enhance, amongst other things, the traveler experience and operational efficiency, offer natural language virtual assistants, personalized recommendations, automatic rate optimization tools, and savings identification capabilities.
Proposed Merger

On May 2, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gaia Purchaser, Inc., a Delaware corporation (“Parent”), and Gaia Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which the Company is to be acquired by Long Lake Management Holdings Inc.

Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each issued and outstanding share of our Class A common stock (other than certain excluded shares and shares held by stockholders who properly exercise appraisal rights) will be cancelled and converted into the right to receive $9.50 per share in cash, without interest thereon. In addition, at or immediately prior to the effective time, our outstanding equity awards, including stock options and restricted stock units, will be cancelled and converted into the right to receive cash payments based on the Merger consideration, subject to the terms of the Merger Agreement. See Note 18 - Subsequent Events in Item 1 of this Form 10-Q for further details regarding the proposed Merger.
Key Factors Affecting Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Impact of Acquisition

From time-to-time we pursue accretive acquisitions and have realized substantial growth through our acquisition strategy. In September 2025, we completed the acquisition of CWT and in December 2025, we obtained control over UVET Viaggi Turismo S.p.A. ("Uvet GBT"), through our majority representation on the board of directors of Uvet GBT. We consolidate the results of CWT and Uvet GBT since their respective dates of acquisition.

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
Foreign Currency Exchange

We have considerable business operations outside of the United States. As we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local functional currency into U.S. Dollars. As a result of movements in foreign currency exchange rates, the amounts of our foreign-currency denominated net assets, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. However, since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

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

	Three months ended March 31,		Change increase/(decrease)
(in $ millions, except percentages)	2026	2025		%
Key Operating Metrics
TTV	$13,107	$8,514	$4,593	54%
Transaction Growth	41%	2%	n/m	n/m
Key Financial Metrics
Revenue	840	621	219	35%
Total operating expense	837	566	271	48%
Gross Profit	471	374	97	26%
Gross Profit Margin	56%	60%	(410) bps	(7)%
Operating income	3	55	(52)	(94)%
Net income	54	75	(21)	(28)%
Net income margin	6%	12%	(570)bps	(47)%
Net cash (used in) from operating activities	(15)	53	(68)	(129)%
Adjusted Gross Profit	490	390	100	26%
Adjusted Gross Profit margin	58%	63%	(450)bps	(7)%
EBITDA	98	160	(62)	(39)%
Adjusted EBITDA	150	141	9	6%
Adjusted EBITDA margin	18%	23%	(490)bps	(21)%
Adjusted Operating Expenses	691	480	211	44%
Free Cash Flow	(52)	26	(78)	(300)%

	As of March 31,	As of December 31,
	2026	2025
Net Debt	$1,075	$984
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
In 2025, following the acquisition of CWT, we updated our methodology to calculate TTV and number of transactions to better align across our platforms to ensure consistency and comparability. As a result, TTV and Transaction Growth (Decline) metrics for prior periods have been recalculated and presented to conform to the current methodology, with no material impact year-over-year.
TTV
TTV refers to the sum of the total price paid by travelers for air, hotel, rail, car rental and cruise bookings, including taxes and other charges applied by suppliers at point of sale, less cancellations and refunds.

For the three months ended March 31, 2026, TTV increased by $4,593 million, or 54% , to $13,107 million compared to the three months ended March 31, 2025, due to consolidation of businesses acquired in prior year that contributed 40% of this growth. The remaining increase in TTV during the three months ended March 31, 2026 was primarily due to

Transaction Growth, an increase in both average air transaction price and average hotel stay price and a favorable impact from foreign currency exchange rates.
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

Transaction Growth was 41% for the three months ended March 31, 2026, due to consolidation of businesses acquired in prior year that contributed 38% of this growth. The remaining Transaction Growth during the three months ended March 31, 2026 was primarily due to share gains and increased demand for business travel from our clients.

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

Set forth below is a reconciliation of Adjusted Gross Profit to Gross Profit.

	Three months ended March 31,
(in $ millions)	2026	2025
Revenue	$840	$621
Cost of revenue (excluding depreciation and amortization)	350	231
Adjusted Gross Profit	490	390
Depreciation and amortization related to cost of revenue	19	16
Gross Profit	471	374
Gross Profit Margin	56%	60%
Adjusted Gross Profit Margin	58%	63%
Set forth below is a reconciliation of net income to EBITDA and Adjusted EBITDA.

	Three months ended March 31,
(in $ millions)	2026	2025
Net income	$54	$75
Interest income	(1)	(2)
Interest expense	27	24
Loss on early extinguishment of debt	—	2
(Benefit from) provision for income taxes	(42)	21
Depreciation and amortization	60	40
EBITDA	98	160
Restructuring, exit and related charges (a)	49	4
Integration costs (b)	9	5
Mergers and acquisitions costs (c)	3	6
Equity-based compensation and related employer taxes (d)	25	31
Fair value movement on earnout derivative liabilities (e)	(31)	(74)
Other adjustments, net (f)	(3)	9
Adjusted EBITDA	$150	$141
Net income Margin	6%	12%
Adjusted EBITDA Margin	18%	23%
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended March 31,
(in $ millions)	2026	2025
Total operating expenses	$837	$566
Adjustments:
Depreciation and amortization	(60)	(40)
Restructuring, exit and related charges (a)	(49)	(4)
Integration costs (b)	(9)	(5)
Mergers and acquisitions costs (c)	(3)	(6)
Equity-based compensation and related employer taxes (d)	(25)	(31)
Adjusted Operating Expenses	$691	$480
_____________________________________________________________
(a)Includes (i) employee severance costs of $40 million and $4 million for the three months ended March 31, 2026 and 2025, respectively, (ii) accelerated amortization of operating lease ROU assets of $5 million for the three months ended March 31, 2026 and (iii) contract costs related to facility abandonment of $4 million for the three months ended March 31, 2026.
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
(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $1 million for the three months ended March 31, 2025, and (ii) legal and professional services (reversals) of $(1) million for the three months ended March 31, 2025. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange gain (loss) of $5 million and $(7) million for the three months ended March 31, 2026 and 2025, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $2 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.
For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following is a discussion of our results of the consolidated statements of operations for the three months ended March 31, 2026 and 2025:
Revenue

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Travel revenue	$665	$499	$166	33%
Product and professional services revenue	175	122	53	44%
Total revenue	$840	$621	$219	35%

For the three months ended March 31, 2026, our total revenue increased by $219 million, or 35%, primarily due to an increase in both Travel Revenue and Product and Professional Services Revenue. The increase in total revenue was primarily driven by $174 million of incremental revenue resulting from consolidation of businesses acquired in prior year and $45 million increase from Transaction Growth and increase in TTV. Increase in revenue includes $21 million of favorable foreign exchange impact.

Travel Revenue increased by $166 million or 33% due to $132 million of incremental revenue resulting from consolidation of businesses acquired in the prior year and $34 million due to Transaction Growth and increase in TTV. The increase in Travel Revenue includes $15 million of favorable foreign exchange impact.

Product and professional services revenue increased $53 million, or 44%, due to $42 million of incremental revenue resulting from consolidation of businesses acquired in the prior year, a $9 million increase in other professional services revenue and a $2 million increase in management fees. The increase in Product and professional services revenue includes $6 million of favorable foreign exchange impact.

Cost of Revenue (Excluding Depreciation and Amortization)

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Cost of revenue (excluding depreciation and amortization)	$350	$231	$119	51%

For the three months ended March 31, 2026, cost of revenue (excluding depreciation and amortization) increased by $119 million, or 51%, primarily due to (i) $96 million of incremental expenses resulting from consolidation of businesses acquired in the prior year, (ii) a $20 million increase related to higher employee headcount and merit increases, (iii) a $10 million increase to support volume growth, partially offset by (iii) a $9 million productivity improvements primarily driven by automation and cost savings initiatives. The increase in cost of revenue expenses (excluding depreciation and amortization) includes $13 million of unfavorable foreign exchange impact.
Sales and Marketing

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Sales and marketing	$126	$103	$23	23%

For the three months ended March 31, 2026, sales and marketing expenses increased by $23 million, or 23%, primarily due to (i) $19 million of incremental expenses resulting from consolidation of businesses acquired in the prior year and (ii) a $3 million increase to support volume growth and growth plans in SME client base. The increase in sales and marketing expenses includes $4 million of unfavorable foreign exchange impact.
Technology and Content

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Technology and content	$159	$120	$39	33%

For the three months ended March 31, 2026, technology and content costs increased by $39 million, or 33%, primarily due to (i) $33 million of incremental expenses resulting from consolidation of businesses acquired in the prior year and (ii) a $5 million increase in expenses to support our investments in strategic plans.The increase in technology and content expenses includes $3 million of unfavorable foreign exchange impact.
General and Administrative

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
General and administrative	$98	$68	$30	44%

For the three months ended March 31, 2026, general and administrative expenses increased by $30 million, or 44%, primarily due to (i) incremental expenses of $24 million resulting from consolidation of businesses acquired in the prior year, (ii) an $8 million increase in head office costs and (iii) a $4 million increase in integration costs, partially offset by (iv) a reduction in expenses of $5 million due to cost savings initiatives and (v) a $3 million decrease in mergers and acquisitions costs. The increase in general and administrative expenses includes $1 million of unfavorable foreign exchange impact.
Restructuring and Other Exit Charges
For the three months ended March 31, 2026, restructuring charges of $44 million related primarily to restructuring actions initiated by us following an evaluation of the combined business after completion of prior year acquisitions and other employee severance costs due to reduction in workforce to improve operational efficiencies (see note 6 - Restructuring, Exit and Related Charges to our consolidated financial statements included elsewhere in this Form 10-Q).

Depreciation and Amortization
For the three months ended March 31, 2026, depreciation and amortization increased by $20 million, or 48%, primarily due to incremental depreciation resulting from consolidation of businesses acquired in the prior year and an increase in amortization of capitalized software.
Interest Expense

For the three months ended March 31, 2026, interest expense increased by $3 million, or 8%, primarily due to debt repricing costs in January 2026 charged to consolidated statements of operations as the transaction was generally considered modification of debt. Further, during the three months ended March 31, 2025, we benefited from recycling of gains on terminated interest rate swap contracts, included within accumulated other comprehensive loss, that had previously lowered interest expenses. However, unfavorable impact resulting from loss of this benefit in 2026 was partially offset by lower fixed rate interest margins from refinancing term loans in January 2026 and reduced variable interest rates on portion of unhedged debt.
Loss on Early Extinguishment of Debt
During the three months ended March 31, 2025, we recognized a loss on early extinguishment of debt of $2 million arising from repricing of term loans under our senior secured credit agreement in February 2025.
Fair Value Movement on Earnout Derivative Liabilities
During the three months ended March 31, 2026, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $31 million to our consolidated statements of operations compared to a credit of $74 million during the three months ended March 31, 2025. The decrease in fair value of earnout derivative liability during the three months ended March 31, 2026 was mainly driven by the decrease in our stock price and reduction in remaining expected term of the earnout shares as of March 31, 2026.
Other Income (Loss), Net
For the three months ended March 31, 2026, other income (loss), net, increased by $12 million primarily due to favorable foreign exchange movements.
Benefit (Provision) for Income Taxes

For the three months ended March 31, 2026 and 2025, we had income tax benefit (expense) of $42 million and $(21) million, respectively, and our effective tax rate was 349.0% and (21.7%), respectively. Our effective tax rate for the three months ended March 31, 2026 was significantly different than the U.S. federal statutory corporate income tax rate of 21% due to a $32 million valuation allowance release in Germany, the non-taxable gain on the fair value movement on the earnout shares derivative liability, offset by the tax impact of non-deductible expenses. The impact of these items had a greater impact on the effective tax rate due to low pre-tax income. For the three months ended March 31, 2025, our effective tax rate was broadly in line with the U.S. federal statutory corporate income tax rate of 21% with the tax impact of non-deductible expenses offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period.

Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities as well as cash and cash equivalent balances on hand. As of March 31, 2026 and December 31, 2025, our cash and cash equivalent balances were $442 million and $434 million, respectively. During the three months ended March 31, 2026 and 2025, our net cash (used in) from operating activities was $(15) million and $53 million, respectively, and our Free Cash Flow was $(52) million and $26 million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of March 31, 2026, our Revolving Credit Facility of $360 million under the Amended Credit Agreement remained fully undrawn; however, our full utilization of the $360 million of available commitments thereunder may be effectively limited with the leverage-based financial covenant requirements.

We believe our liquidity is important given our limited ability to predict future financial performance due to the uncertainties of a potential economic slowdown on account of prevailing macro-economic conditions. We continue to take measures to improve our liquidity. Such measures include cost savings initiatives involving productivity-related actions, such as process improvements, location optimizations, voluntary and involuntary redundancies, as well as reductions in vendor costs. These cost savings reflect the benefits of actions taken in 2026 and in the prior year. Further, from time to time, we have entered into several financial transactions, including debt financing, refinancing and repricing transactions designed to reduce costs and improve liquidity. We continue to explore other capital market transactions, process rationalizations and cost reduction measures to improve our liquidity position.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2026	2025	$
Net cash (used in) from operating activities	$(15)	$53	$(68)
Net cash used in investing activities	$(27)	(18)	(9)
Net cash from (used in) financing activities	$49	(25)	74
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(6)	6	(12)
Net increase in cash, cash equivalents and restricted cash	$1	$16	$(15)
Cash Flows for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
As of March 31, 2026, we had $480 million of cash, cash equivalents and restricted cash, a marginal increase of $1 million compared to December 31, 2025. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Operating Activities
During the three months ended March 31, 2026, net cash (used in) from operating activities decreased by $68 million due to (i) $37 million of cash outflows resulting primarily from movement in working capital and (ii) $31 million of cash inflows during the three months ended March 31, 2025 that resulted from termination of interest rate swap contracts.
Investing Activities

During the three months ended March 31, 2026, cash used in investing activities increased by $9 million primarily due to (i) a $10 million increase in cash outflows related to purchase of property and equipment and (ii) $9 million of proceeds received from foreign exchange contract derivatives that economically hedged certain foreign currency intercompany balances in 2025 partially offset by (iii) $10 million of cash received on finalization of working capital adjustments and settlement of amount in escrow account related to the CWT acquisition.
Financing Activities
During the three months ended March 31, 2026, net cash from financing activities increased by $74 million primarily due to (i) a $100 million increase in net inflow of principal amount of term loans under the Amended Credit Agreement and (ii) a $10 million decrease in cash paid for income taxes withheld upon vesting of equity awards, partially offset by (iii) a $37 million increase in cash paid for repurchase of our common shares.
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
Set forth below is a reconciliation of net cash (used in) from operating activities to Free Cash Flow.

	Three months ended March 31,		Change increase/(decrease)
(in $ millions)	2026	2025
Net cash (used in) from operating activities	$(15)	$53	$(68)
Less: Purchase of property and equipment	(37)	(27)	(10)
Free Cash Flow	$(52)	$26	$(78)
During the three months ended March 31, 2026, our Free Cash Flow decreased by $78 million due to a $68 million decrease in net cash (used in) from operating activities as discussed above and an increase of $10 million of cash outflows related to purchases of property and equipment.
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
The following table summarizes our Net Debt position as of March 31, 2026 and December 31, 2025:

(in $ millions)	March 31, 2026	December 31, 2025
Current portion of long-term debt	$62	$58
Long-term debt, net of unamortized debt discount and debt issuance costs	1,455	1,360
Total debt, net of unamortized debt discount and debt issuance costs	1,517	1,418
Less: Cash and cash equivalents	(442)	(434)
Net Debt	$1,075	$984
As of March 31, 2026, our Net Debt is higher by $91 million compared to Net Debt as of December 31, 2025, due to $99 million of net increase in long-term debt resulting from additional $100 million of principal amount of term loans borrowed in January 2026 (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q), partially offset by $8 million of increase in cash and cash equivalents balance.
Debt Covenants
The Amended Credit Agreement contains customary restrictive financial and operating covenants (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q).
As of March 31, 2026, we were in compliance with all applicable covenants under the Amended Credit Agreement.
Debt Ratings

There has been no change to our credit ratings during the three months ended March 31, 2026.

Share Repurchase Program

During the three months ended March 31, 2026, we repurchased 6 million shares for $38 million (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for further details).

Contractual Obligations and Commitments
On January 21, 2026, we entered into an amendment (“Amendment No. 2”) to our A&R Credit Agreement to reprice our then outstanding Term B-1 Loans and provide for an incremental term loan facility (see note 7 -Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q). This transaction increased principal amount of our term loan borrowings by $100 million and reduced our fixed rate margins on all outstanding SOFR-based term loans by 50 basis points. The decrease to our annual cash interest payments resulting from decrease in margin is largely offset by higher interest resulting from increased principal amount of term loan borrowings.
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
For the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.
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
There were no material changes in either our market risks or our mitigating strategies during the three months ended March 31, 2026 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.
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
ITEM 1A. Risk Factors
For the three months ended March 31, 2026, there were no material changes to the risk factors that were presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors,other than as reflected in the risk factors below. For further discussion on our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section titled Risk Factors in our Annual Report on Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

We may not complete the proposed Merger within the time frame we anticipate or at all.

The completion of the proposed Merger is subject to a number of conditions, including regulatory approvals, approval of the Merger Agreement by the affirmative vote of the holder of a majority of the outstanding shares entitled to vote thereon and the absence of any law or order prohibiting the transaction. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. In addition, the terms and conditions of the required regulatory authorizations and consents for the Merger that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of business after the transaction or materially delay the completion of the Merger. A delay in completing the Merger could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the Merger is successfully completed within the anticipated timeframe. This delay could result in additional transaction costs or in other negative effects associated with uncertainty about completion of the Merger.

The proposed Merger may cause our financial results to differ from our expectations or the expectations of the investment community, we may not achieve the anticipated benefits of the Merger, and the Merger may disrupt our current plans or operations.

Uncertainty about the effect of the Merger on employees, customers, suppliers and other stakeholders may have an adverse effect on our business. For example, current and prospective employees may experience uncertainty about their roles following the Merger, which could lead to attrition or difficulty in recruiting. In addition, customers and suppliers may delay or defer decisions, which could have a material adverse effect on our business,results of operations, financial condition and cash flows. Contractual restrictions under the Merger Agreement that require us to operate our business in the ordinary course and limit us from taking certain actions without Parent’s consent may also limit our ability to respond to changing market conditions, pursue new opportunities or take other actions that might be beneficial to our business, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Litigation relating to the Merger could result in significant costs and delay completion.

We may be subject to lawsuits related to the Merger Agreement and the proposed transaction. Such litigation could result in significant costs, divert management attention and delay or prevent the completion of the Merger.

If the Merger is completed, our stockholders will forgo the opportunity to realize potential future appreciation in our stock.

Upon completion of the Merger, our stockholders will receive the consideration specified in the Merger Agreement and will no longer participate in any future growth or appreciation of our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of $38 million of our Class A common stock repurchased by us during the quarter ended March 31, 2026, presented by month:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 – January 31, 2026 (2)	2,878,602	$7.19	2,878,602	$506,207,115
February 1, 2026 – February 28, 2026	1,411,294	$5.52	1,411,294	$498,417,831
March 1, 2026 – March 31, 2026	1,626,181	$5.54	1,626,181	$489,408,532
Total	5,916,077		5,916,077
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
(2) Pursuant to a share repurchase agreement, we repurchased 1.8 million shares of Class A common stock from a shareholder in a privately negotiated transaction. The shares repurchased are held as treasury shares.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

Exhibit Number	Description

2.1#
Agreement and Plan of Merger, dated as of May 2, 2026, by and among Global Business Travel Group, Inc., Gaia Purchaser, Inc. and Gaia Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026)

10.1#
Amendment No. 2, dated as of January 21, 2026, by and among Global Business Travel Group Inc., GBT US III LLC, the other loan parties party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 22, 2026)

10.2
Form of Voting Agreement by and among Gaia Purchaser, Inc., Gaia Merger Sub, Inc., Global Business Travel Group, Inc. and certain stockholders of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026)

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

Global Business Travel Group, Inc.

Date: May 11, 2026	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)