Form 10-Q
period 2026-06-30
Global Business Travel Group, Inc.
filed 2026-08-04
CIK 1820872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________

FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, 522,373,443 shares of the registrant's Class A common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in $ millions, except share and per share data)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$518	$434
Accounts receivable (net of allowance for credit losses of $11 and $9 as of June 30, 2026 and December 31, 2025, respectively)	968	869
Due from affiliates	66	51
Prepaid expenses and other current assets	237	215
Total current assets	1,789	1,569
Property and equipment, net	308	308
Equity method investments	48	43
Goodwill	1,663	1,671
Other intangible assets, net	800	851
Operating lease right-of-use assets	60	66
Deferred tax assets	318	298
Other non-current assets	91	110
Total assets	$5,077	$4,916
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$619	$515
Due to affiliates	36	25
Accrued expenses and other current liabilities	758	757
Current portion of operating lease liabilities	23	26
Current portion of long-term debt	61	58
Total current liabilities	1,497	1,381
Long-term debt, net of unamortized debt discount and debt issuance costs	1,451	1,360
Deferred tax liabilities	98	99
Pension liabilities	148	163
Long-term operating lease liabilities	64	62
Earnout derivative liabilities	—	37
Other non-current liabilities	128	153
Total liabilities	3,386	3,255
Commitments and Contingencies (see note 8)
Redeemable non-controlling interest	46	49
Shareholders’ equity:
Class A common stock (par value $0.0001; 3,000,000,000 shares authorized; 547,016,649 and 538,342,297 shares issued, 522,285,480 and 521,088,517 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	3,293	3,277
Accumulated deficit	(1,399)	(1,466)
Accumulated other comprehensive loss	(80)	(75)
Treasury shares, at cost (24,731,169 and 17,253,780 shares as of June 30, 2026 and December 31, 2025, respectively)	(175)	(128)
Total equity of the Company’s shareholders	1,639	1,608
Equity attributable to non-controlling interest in subsidiaries	6	4
Total shareholders’ equity	1,645	1,612
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$5,077	$4,916

See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in $ millions, except share and per share data)	2026	2025	2026	2025
Revenue	$870	$631	$1,710	$1,252
Costs and expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	356	242	706	473
Sales and marketing	123	111	249	214
Technology and content	160	120	319	240
General and administrative	110	69	208	137
Restructuring and other exit charges	41	12	85	16
Depreciation and amortization	56	43	116	83
Total operating expenses	846	597	1,683	1,163
Operating income	24	34	27	89
Interest income	1	2	2	4
Interest expense	(25)	(23)	(52)	(47)
Loss on early extinguishment of debt	—	—	—	(2)
Fair value movement on earnout derivative liabilities	6	32	37	106
Other income (loss), net	9	(11)	12	(20)
Income before income taxes	15	34	26	130
(Provision for) benefit from income taxes	(2)	(21)	40	(42)
Share of income from equity method investments	4	2	5	2
Net income	17	15	71	90
Less: net income attributable to non-controlling interests in subsidiaries	2	2	4	2
Net income attributable to the Company’s Class A common stockholders	$15	$13	$67	$88
Basic income per share attributable to the Company’s Class A common stockholders	$0.03	$0.03	$0.13	$0.19
Weighted average number of shares outstanding - Basic	513,798,712	470,877,173	513,294,454	468,285,384
Diluted income per share attributable to the Company’s Class A common stockholders	$0.03	$0.03	$0.13	$0.19
Weighted average number of shares outstanding - Diluted	520,372,250	474,839,915	519,511,581	476,221,182
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Net income	$17	$15	$71	$90
Other comprehensive income (loss), net of tax:
Change in currency translation adjustments, net of tax	(2)	52	(16)	82
Unrealized gains (losses) on cash flow hedges, net of tax:
Unrealized gains (losses) on cash flow hedges arising during the period	7	(5)	13	(16)
Unrealized gains on cash flow hedges reclassified to interest expense	(1)	(1)	(2)	(5)
Prior service cost arising during the period, net of tax	—	—	—	(1)
Other comprehensive income (loss), net of tax	4	46	(5)	60
Comprehensive income	21	61	66	150
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	2	2	4	2
Comprehensive income attributable to the Company’s Class A common stockholders	$19	$59	$62	$148
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in $ millions)	2026	2025
Operating activities:
Net income	$71	$90
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	116	83
Deferred tax (benefit) charge	(26)	10
Equity-based compensation	36	39
Allowance for credit losses	6	3
Loss on early extinguishment of debt	—	2
Fair value movement on earnout derivative liabilities	(37)	(106)
Other, net	(6)	18
Changes in working capital:
Accounts receivable	(115)	(123)
Prepaid expenses and other current assets	(28)	(3)
Due from affiliates	(15)	(13)
Due to affiliates	11	(6)
Accounts payable, accrued expenses and other current liabilities	129	98
Defined benefit pension funding	(15)	(13)
Proceeds from termination of interest rate swap contracts	—	31
Net cash from operating activities	127	110
Investing activities:
Business acquisition, net of cash and restricted cash acquired	10	—
Purchase of property and equipment	(76)	(57)
Proceeds from foreign exchange forward contracts	—	27
Net cash used in investing activities	(66)	(30)
Financing activities:
Proceeds from senior secured term loans	132	99
Repayment of senior secured term loans	(40)	(106)
Repurchase of common shares	(47)	(1)
Contributions from ESPP	4	4
Payment of taxes withheld on vesting of equity awards	(28)	(41)
Other	(1)	(3)
Net cash from (used in) financing activities	20	(48)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	25
Net increase in cash, cash equivalents and restricted cash	73	57
Cash, cash equivalents and restricted cash, beginning of period	479	561
Cash, cash equivalents and restricted cash, end of period	$552	$618
Supplemental cash flow information:
Cash paid for income taxes (net of refunds)	$—	$29
Cash paid for interest (net of interest received)	$48	$50
Issuance of shares to settle contingent consideration	$4	$—
Non-cash additions for operating lease right-of-use assets	$10	$2
Non-cash additions for finance lease	$—	$1

Cash, cash equivalents and restricted cash consist of:
(in $ millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$518	$434
Cash and cash equivalents (included within held for sale assets)	5	5
Restricted cash (included in other non-current assets)	29	40
Cash, cash equivalents and restricted cash	$552	$479
See notes to consolidated financial statements

GLOBAL BUSINESS TRAVEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2025	538,342,297	—	$3,277	$(1,466)	$(75)	17,253,780	(128)	$1,608	$4	$1,612
Equity-based compensation	—	—	17	—	—	—	—	17	—	17
Shares issued, net, on vesting of / exercise of equity awards and pursuant to ESPP (see note 11)	11,778,354	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of equity awards (see note 11)	(4,424,031)	—	(25)	—	—	—	—	(25)	—	(25)
Repurchase of common shares (see note 12)	—	—	—	—	—	5,916,077	(38)	(38)	—	(38)
Net income	—	—	—	52	—	—	—	52	1	53
Other comprehensive loss, net of tax	—	—	—	—	(9)	—	—	(9)	—	(9)
Balance as of March 31, 2026	545,696,620	—	$3,273	$(1,414)	$(84)	23,169,857	$(166)	$1,609	$5	$1,614
Equity-based compensation	—	—	19	—	—	—	—	19	—	19
Shares issued, net, on vesting of /exercise of equity awards (see note 11)	1,273,412	—	—	—	—	—	—	—	—	—
Shares withheld for taxes in relation to vesting of equity awards (see note 11)	(353,359)	—	(3)	—	—	—	—	(3)	—	(3)
Shares issued to settle contingent consideration (see note 3)	399,976	—	4	—	—	—	—	4	—	4
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common shares (see note 12)	—	—	—	—	—	1,561,312	(9)	(9)	—	(9)
Net income	—	—	—	15	—	—	—	15	2	17
Other comprehensive income, net of tax	—	—	—	—	4	—	—	4	—	4
Balance as of June 30, 2026	547,016,649	—	$3,293	$(1,399)	$(80)	24,731,169	$(175)	$1,639	$6	$1,645

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Shares		Total equity of the Company’s shareholders	Equity attributable to non-controlling interest in subsidiaries	Total shareholders’ equity
(in $ millions, except share data)	Number	Amount				Number	Amount
Balance as of December 31, 2024	478,904,677	—	$2,827	$(1,575)	$(146)	8,000,000	(55)	$1,051	$6	$1,057
Equity-based compensation	—	—	19	—	—	—	—	19	—	19
Shares issued, net, on vesting of equity awards and pursuant to ESPP	12,861,105	—	4	—	—	—	—	4	—	4
Shares withheld for taxes in relation to vesting of / exercise of equity awards	(4,883,888)	—	(41)	—	—	—	—	(41)	—	(41)
Repurchase of common shares	—	—	—	—	—	182,676	(1)	(1)	—	(1)
Net income	—	—	—	75	—	—	—	75	—	75
Other comprehensive income, net of tax	—	—	—	—	14	—	—	14	—	14
Balance as of March 31, 2025	486,881,894	—	$2,809	$(1,500)	$(132)	8,182,676	(56)	$1,121	$6	$1,127
Equity-based compensation	—	—	20	—	—	—	—	20	—	20
Shares issued, net, on vesting of / exercise of equity awards	252,054	—		—	—	—	—	—	—	—
Shares withheld for taxes in relation to vesting of / exercise of equity awards	(8,934)	—	—	—	—	—	—	—	—	—
Dividend distribution to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common shares	—	—	—	—	—	21,500	—	—	—	—
Net income	—	—	—	13	—	—	—	13	2	15
Other comprehensive income, net of tax	—	—	—	—	46	—	—	46	—	46
Balance as of June 30, 2025	487,125,014	—	$2,829	$(1,487)	$(86)	8,204,176	$(56)	$1,200	$7	$1,207

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

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of the Company's Class A common stock that is issued and outstanding as of immediately prior to the effective time of the Merger (other than certain excluded shares and shares held by stockholders who properly exercise appraisal rights) will be automatically cancelled and converted into the right to receive cash in an amount equal to $9.50, without interest thereon. Further, outstanding equity awards granted by the Company under its equity plans, will also be settled in cash in accordance with the terms of the Merger Agreement.

The closing of the Merger is subject to satisfaction of certain customary conditions at or prior to closing, including adoption and approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote thereon and receipt of required regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). The required information was submitted to the necessary regulatory bodies and on June 22, 2026, the waiting period under the HSR Act expired.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company's business between the signing of the Merger Agreement and the completion of the Merger.

On August 3, 2026, the Company's shareholders approved the Merger.

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
(2)    Recently Issued Accounting Pronouncements
Accounting Pronouncements - Adopted
The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2026.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
capital adjustments with the CWT legacy equityholders, $10 million was released back to the Company from the escrow account in full and final settlement in accordance with the terms of the merger agreement.

In June 2026, the Company settled its contingent consideration through the issuance of 399,976 shares of Class A common stock. The increase of $1 million in the fair value of the liability during the six months ended June 30, 2026 was recorded in general and administrative expenses, in the Company's consolidated statements of operations.

During the six months ended June 30, 2026, there has been no change to the Company’s preliminary fair values of the CWT assets acquired and liabilities assumed. The purchase price allocation is preliminary and subject to change during the measurement period as the Company finalizes income tax effects.
Assuming an acquisition date of January 1, 2024, the unaudited pro forma revenue and net income of the Company for the three and six months ended June 30, 2025 would have been as follows:

	Three months ended June 30,	Six months ended June 30,
(in $ millions)	2025	2025
Revenue	$800	$1,586
Net income	$16	$80
The unaudited pro forma financial information adjusts for material business combination items including those related to amortization of acquired intangible assets and software, elimination of interest expense related to certain debt of CWT and the corresponding income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had taken place on January 1, 2024, nor are they necessarily indicative of future results.

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

During the six months ended June 30, 2026, there has been no change to the Company’s preliminary fair values of the Uvet GBT assets acquired and liabilities assumed valued as of the acquisition date, except that the customer relationship was valued at $66 million compared to initial value determined of $71 million. This resulted in a corresponding increase to goodwill amount of $4 million from initial value determined of $81 million to $85 million and a decrease to deferred tax liability of $1 million from initial value determined of $20 million to $19 million. The adjustment did not have a material impact on the Company's consolidated statements of operations.
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

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Travel revenue	$700	$507	$1,365	$1,006
Product and professional services revenue	$170	124	345	246
Total revenue	$870	$631	$1,710	$1,252
Payments from customers are generally received within 30-60 days of invoicing or from their contractual date agreed under the terms of contract.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Balances
Contract assets represent the Company’s right to consideration in exchange for services transferred to a customer when that right is conditioned on the Company’s future performance obligations. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration (or the amount is due) from the customer.
The opening and closing balances of the Company’s accounts receivable, net, and contract liabilities are as follows:

		Contract liabilities
(in $ millions)	Accounts receivable, net	Client incentives, net (non-current)	Deferred revenue (current)
Balance as of June 30, 2026	$967	$49	$34
Balance as of December 31, 2025	$868	$47	$23

Accounts receivable, net, exclude balances not related to contracts with customers.
Deferred revenue is recorded when a performance obligation has not been satisfied but an invoice has been raised. Cash payments received from customers in advance of the Company completing its performance obligations are included in deferred revenue in the Company’s consolidated balance sheets. The Company generally expects to complete its performance obligations under the contracts within one year. During the six months ended June 30, 2026, the cash payments received or due in advance of the satisfaction of the Company’s performance obligations were offset by $13 million of revenue recognized that was included in the deferred revenue balance as of December 31, 2025.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. As of June 30, 2026, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was approximately $1 million, which the Company expects to recognize as revenue as performance obligations are satisfied over the next 2 years.
(5)    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of:

(in $ millions)	June 30, 2026	December 31, 2025
Accrued payroll and related costs	$218	$212
Accrued operating expenses	166	150
Client deposits	113	144
Accrued restructuring costs (see note 6)	90	35
Income tax payable	45	69
Indemnification liability (see note 8)	13	31
Deferred revenue	34	23
Accrued interest payable	23	26
Value added and similar taxes payable	24	16
Held for sale liabilities	11	11
Other	21	40
Accrued expenses and other current liabilities	$758	$757

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6)    Restructuring, Exit and Related Charges

During the six months ended June 30, 2026, the Company continued evaluating the combined business after completion of the CWT acquisition, undertaking actions to integrate operations, reduce operating costs and focus on long-term growth opportunities, including improving financial performance and cash flow generation and realizing synergies. These actions are expected to result in workforce reductions and the consolidation of certain office facilities. Employees impacted by such actions are eligible to receive termination benefits under ongoing benefit arrangement. The Company records the related liability as restructuring charges under ASC 712, Nonretirement Postemployment Benefits, when it is considered probable that employees are entitled to benefits and the amounts could be reasonably estimated.
Additionally, from time to time, the Company takes initiatives to reduce costs, exit from non-profitable business components and geographical regions and/or improve operational efficiency for which it records restructuring costs.
The table below sets forth accrued restructuring, exit and related costs included in accrued expenses and other current liabilities for the six months ended June 30, 2026:

(in $ millions)	Employee Related	Facility - Non-Lease Related	Facility - Lease Related	Total
Balance as of December 31, 2025	$30	$5	$—	$35
Accruals	78	7	11	96
Non-cash items	—	—	(11)	(11)
Cash settled	(25)	(5)	—	(30)
Balance as of June 30, 2026	$83	$7	$—	$90
During the three months ended June 30, 2026 and June 30, 2025, the Company incurred costs related to employee severance of $38 million and $11 million, respectively. During the six months ended June 30, 2026 and June 30, 2025, the Company incurred costs related to employee severance of $78 million and $15 million, respectively. Such costs are included within restructuring charges in the consolidated statement of operations.
The Company incurred costs to consolidate and rationalize its office facilities to reduce costs and improve efficiency. The facility-lease related charges consist of (i) accelerated amortization of operating lease ROU assets of $4 million and $1 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $9 million and $1 million for the six months ended June 30, 2026 and June 30, 2025, respectively, which are included within general and administrative expense, and (ii) accelerated amortization of leasehold improvements related to abandoned leases of $1 million and $2 million for the three months and six months ended June 30, 2026, respectively, which are included within depreciation and amortization expense, in the consolidated statements of operations. Estimated future costs related to other non-lease components (e.g., common area maintenance charges) and related expenses of $3 million and $1 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $7 million and $1 million for the six months ended June 30, 2026 and June 30, 2025, respectively, which are accrued as part of restructuring expense, and are recorded as a liability on the facilities abandonment date.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7)    Long-term Debt
The outstanding amount of the Company’s long-term debt consists of:

(in $ millions)	June 30, 2026	December 31, 2025
Amended and Restated Senior Secured Credit Agreement
Principal amount of senior secured term loans (Maturity - July 2031)	$1,478	$1,386
Less: Unamortized debt discount and debt issuance costs	(16)	(19)
Total senior secured term loans, net of unamortized debt discount and debt issuance costs	1,462	1,367
Other borrowings	50	51
Total debt, net of unamortized debt discount and debt issuance costs	1,512	1,418
Less: Current portion of long-term debt	(61)	(58)
Long-term debt, non-current, net of unamortized debt discount and debt issuance costs	$1,451	$1,360
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the six months ended June 30, 2026, the Company repaid the contractual quarterly installments of $8 million of the principal amount of Term B-2 Loans.
The Revolving Credit Facility has (i) a $150 million sublimit for extensions of credit denominated in certain currencies other than U.S. dollars, (ii) a $50 million sublimit for letters of credit, and (iii) a $50 million sublimit for swingline borrowings. Extensions of credit under the Revolving Credit Facility are generally subject to customary borrowing conditions. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on July 26, 2029. At the option of the Initial Borrower, amounts borrowed under the Revolving Credit Facility may be voluntarily prepaid, and/or the commitments thereunder may be voluntarily reduced or terminated, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage costs in connection with certain prepayments of loans). As of June 30, 2026, the Company had $360 million of availability under the Revolving Credit Facility.
Upon the upgrade in the Company's credit rating in February 2025, the fee for the Revolving Credit Facility, calculated based on the average daily unused commitments under the Revolving Credit Facility and payable quarterly in arrears, was reduced to 0.25% per annum from 0.375% per annum. The Initial Borrower is also obligated to pay a customary agency fee and other customary fees described in the Amended Credit Agreement.
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
As of June 30, 2026, the Loan Parties and their subsidiaries were in compliance with all applicable covenants under the Amended Credit Agreement.
Events of Default
The Amended Credit Agreement contains default events (subject to certain materiality thresholds and grace periods), which could require early prepayment, termination of the Amended Credit Agreement or other enforcement actions customary for facilities of this type. As of June 30, 2026, no event of default existed under the Amended Credit Agreement.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company's effective interest rate on its term loan borrowings for the six months ended June 30, 2026 was approximately 6.3%.

Other borrowings primarily relate to (i) borrowings by Uvet GBT of $32 million, (ii) $11 million of finance leases and (iii) an amount of $7 million of borrowings by a CWT entity partly under a revolving credit facility and partly from its non-controlling interest shareholder.
(8)    Commitments and Contingencies
Purchase Commitment
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2026, the Company had approximately $457 million of outstanding non-cancellable purchase commitments, primarily relating to service, hosting, licensing and other information technology contracts, of which $185 million relates to the twelve months ending June 30, 2027. These purchase commitments extend through 2031.
Guarantees
The Company has provided bank guarantees and letters of credit primarily in respect of certain travel suppliers, credit facility / credit card programs and real estate lease agreements amounting to $33 million. Many of these bank guarantees and letters of credit require the Company to maintain cash collateral which has been presented as restricted cash within other non-current assets in the Company’s consolidated balance sheet.
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
(9)    Income Taxes

For the three and six months ended June 30, 2026, the Company’s (provision for) benefit from income tax expense was $(2) million and $40 million, respectively, and its effective tax rate was (11.2)% and 155.4%, respectively. GBTG’s effective tax rate for the three months ended June 30, 2026 was different than the U.S. federal statutory corporate income tax rate of 21% due to the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value movement in the earnout shares derivative liability. GBTG’s effective tax rate for the six months ended June 30, 2026 was significantly different than the U.S. federal statutory corporate income tax rate of 21% due to a $32 million valuation allowance release in Germany and the non-taxable gain on the fair value movement in the earnout shares derivative liability, partially offset by the tax impact of non-deductible expenses. The impact of these items had a greater impact on the effective tax rate for the three and six months ended June 30, 2026 due to low pre-tax income.

For the three and six months ended June 30, 2025, the Company's provision for income tax expense was $21 million and $42 million, respectively, and its effective tax rate was 64.9% and 32.8%, respectively. GBTG's effective tax rate for the three and six months ended June 30, 2025 was higher than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets and the tax impact of non-deductible expenses, partially

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
offset by the non-taxable gain on fair value change in the earnout shares derivative liability during the period. These items had a greater impact on the effective tax rate for the three and six months ended June 30, 2025 due to the low pre-tax net income result.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which includes a broad range of tax reform provisions affecting businesses. For the provisions that have become effective, there was no material impact to the Company's effective tax rate for the three and six months ended June 30, 2026. The Company does not expect the impact to be material to its full year 2026 effective tax rate.
(10)    Earnout Shares
Certain stockholders and employees hold “earnout shares” that convert to the Company’s Class A common stock, to be issued in tranches, when the Company’s Class A common stock’s price achieves certain share price milestones within specified periods. As of June 30, 2026, the total number of earnout shares issued and outstanding were approximately 23 million.
The earnout shares held by stockholders are accounted under Accounting Standard Codification 815, “Derivatives and Hedging” (“ASC 815”) and remeasured at fair value at each reporting date. The change in fair value of the earnout shares is recognized in the Company’s consolidated statements of operations. The fair value of the earnout shares is estimated using the probability-weighted Monte Carlo simulation valuations (see note 15 – Fair Value Measurements).
As of June 30, 2026, the fair value of the earnout shares derivative liability was estimated to be $0. The Company recognized a gain on the fair value change in earnout shares derivative liability of $6 million and $37 million in its consolidated statement of operations for the three and six months ended June 30, 2026, respectively. The Company recognized a gain on the fair value change in earnout shares derivative liability of $32 million and $106 million in its consolidated statements of operations for the three and six months ended June 30, 2025, respectively.
(11)    Equity-Based Compensation
Management Incentive Plan
The table below presents the activity of the Company's stock options for the six months ended June 30, 2026:

	Number of stock options	Weighted average exercise price per stock option	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in $ millions)
Balance as of December 31, 2025	9,036,370	$8.22
Exercised	(3,700,576)	$6.57
Balance as of June 30, 2026	5,335,794	$9.36
Exercisable as of June 30, 2026	5,335,794	$9.36	4.1	$4
Total shares withheld to cover the stock option costs and taxes were 2,996,389 shares and were based on the value of the shares on their respective exercise dates. Total payment for the employees' tax obligations to taxing authorities was $3 million for the six months ended June 30, 2026, and is reflected as a financing activity within the consolidated statements of cash flows.
2022 Equity Incentive Plan
Restricted Stock Units ("RSUs")
During the six months ended June 30, 2026, as part of its annual grant program, the Company granted 10 million RSUs under the 2022 Equity Incentive Plan to certain of its key employees and directors. The RSUs generally vest one-third annually on the first three anniversaries of the grant date. The vesting is conditional upon continued employment of the grantee through the applicable vesting period and subject to such other terms and conditions as set forth in the applicable restricted stock unit award agreement. The RSUs do not accrue dividends or dividend equivalent rights

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
associated with the underlying stock. The fair value of the RSUs is determined to be the market price of the Company’s Class A common stock at the date of grant.
The table below presents the activity of the Company’s RSUs for the six months ended June 30, 2026:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2025	18,923,511	$6.80
Granted	9,948,934	$5.51
Forfeited	(402,591)	$6.33
Vested	(10,999,119)	$6.60
Balance as of June 30, 2026	17,470,735	$6.21

During the six months ended June 30, 2026, the vested RSUs were net-share settled such that the Company withheld shares with value equivalent to no more than the employee’s maximum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. A total of 4,399,018 shares were withheld based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total employees’ tax obligations to taxing authorities of $25 million was paid during the six months ended June 30, 2026 and is reflected as a financing activity within the consolidated statements of cash flows.
Performance Stock Units ("PSUs")
During the six months ended June 30, 2026, as part of its annual grant program, the Company granted 1.3 million PSUs under the 2022 Equity Incentive Plan to certain of its key employees. The PSUs cliff-vest at the end of three years from the grant date based on the outcome of certain performance criteria approved by the Compensation Committee. The actual number of equity awards earned is based on the average level of performance goals achieved over a three-year period, relative to established performance goals for each of the respective years within the three-year period. The number of PSUs that will vest ranges from 0% to 150% of the original grant, with no vesting if actual performance is less than 50% of performance goals set. The ultimate number of PSUs that will be earned by the grantee will be based on the percentile ranking of the Company’s total shareholder return ("TSR") over the three-year performance period as compared to the TSR of the members of the S&P 500 Index over the same period ("TSR Goal"). The total number of PSUs earned is capped at 187.5% of the original grant, and if the Company's TSR is negative, the ultimate number of PSUs cannot exceed the original grant. All the PSUs will be settled in the Company's Class A common stock. The PSUs do not accrue dividends or dividend equivalent rights associated with the underlying stock.
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
Employee Stock Purchase Plan (“ESPP”)
During the six months ended June 30, 2026, 970,088 shares were issued under the ESPP.
Total equity-based compensation expense recognized in the Company’s consolidated statements of operations (i) for the three months ended June 30, 2026 and 2025 amount to $19 million and $20 million, respectively ($15 million and $16 million, net of taxes, respectively), and (ii) for the six months ended June 30, 2026 and 2025 amount to $36 million and $39 million, respectively ($29 million and $31 million, net of taxes, respectively) and were included as follows:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue (excluding depreciation and amortization)	$1	$1	$2	$2
Sales and marketing	3	4	7	9
Technology and content	4	5	9	10
General and administrative	11	10	18	18
Total	$19	$20	$36	$39
As of June 30, 2026, the Company expects compensation expense related to unvested RSUs and PSUs of approximately $90 million to be recognized over the remaining weighted average period of 2.0 years.
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

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2025	$(29)	$(42)	$(4)	$(75)
Net changes during the period, net of tax benefit	(16)	—	11	(5)
Balance as of June 30, 2026	$(45)	$(42)	$7	$(80)

(in $ millions)	Currency translation adjustments	Defined benefit plan related	Unrealized gain on cash flow hedge	Total accumulated other comprehensive loss
Balance as of December 31, 2024	$(104)	$(59)	$17	$(146)
Net changes during the period, net of tax benefit	82	(1)	(21)	60
Balance as of June 30, 2025	$(22)	$(60)	$(4)	$(86)
The tax charge (benefit) for net changes related to (i) currency translation adjustments was $1 million and $(8) million for the six months ended June 30, 2026 and 2025, respectively, and (ii) unrealized gain on cash flow hedges was $4 million and $(7) million for the six months ended June 30, 2026 and 2025, respectively.
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
Share Repurchase Program
On May 2, 2026, the Company's share repurchase program was terminated, in accordance with its terms, in connection with the Company's entry into the Merger Agreement and, accordingly, there was no amount available for future purchases under the program as of June 30, 2026. Prior to the termination, during the six months ended June 30, 2026, the Company

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
repurchased approximately 7 million shares of its Class A common stock at a cost of $47 million under the share repurchase program.
Redeemable Non-Controlling Interest
Pursuant to the agreement to obtain control over Uvet GBT, the non-controlling shareholder has certain options to put the remaining 45% equity interest in Uvet GBT to the Company, which may be exercised from August 1, 2029 through December 31, 2031. The Company also has a call option to purchase the remaining non-controlling interest of 45%, which may be exercised from August 1, 2029 through December 31, 2033, as set out in the agreement. The purchase price of the options is based on multiple of earnings, as adjusted for net debt, or at fair value, as provided in the agreement. Given these provisions within the options, the Company has classified the redeemable non-controlling interest as mezzanine equity on the Company's consolidated balance sheets, outside of permanent equity. As of June 30, 2026, redeemable non-controlling interest amounted to $46 million.

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
The Company has excluded approximately (i) 4 million and 10 million stock options for the three months ended June 30, 2026 and 2025, respectively, and 4 million and 4 million stock options for the six months ended June 30, 2026 and 2025, respectively, and (ii) 0.2 million and 6 million RSUs for the three months ended June 30, 2026 and 2025, respectively, and 0.2 million and 6 million RSUs for the six months ended June 30, 2026 and 2025, respectively, as their inclusion would have resulted in anti-dilutive effect on earnings (loss) per share. Additionally, the Company has excluded 1.9 million PSUs which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares because the performance conditions were not achieved as of June 30, 2026.
The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings per share:

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in $ millions, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator – Basic and diluted income per share:
Net income attributable to the Company’s Class A common stockholders (A)	$15	$13	$67	$88

Denominator – Basic and diluted weighted average number of shares outstanding:
Weighted average number of Class A Common Stock outstanding – Basic (B)	513,798,712	470,877,173	513,294,454	468,285,384
Dilutive effect of RSUs	5,891,288	3,956,715	5,789,935	7,073,989
Dilutive effect of PSU	180,426	—	180,426	—
Dilutive effect of stock options	501,824	6,027	246,766	861,809
Weighted average number of Class A Common Stock outstanding – Diluted (C)	520,372,250	474,839,915	519,511,581	476,221,182

Basic income per share attributable to the Company's Class A common stockholders: (A) / (B)	$0.03	$0.03	$0.13	$0.19

Diluted income per share attributable to the Company's Class A common stockholders: (A) / (C)	$0.03	$0.03	$0.13	$0.19
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
The Company has following interest rate swap agreements that had fair value liability of $7 million as of June 30, 2026:

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
Cross Currency Interest Rate Swaps and Net Investment Hedges

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2026, the Company had a fixed-to-fixed cross currency interest rate swap ("CCS") contract under which the Company will receive fixed interest at 7.5% per annum on a USD notional amount of $251 million and will pay fixed interest of 5.6390% per annum on EUR notional amount of €240 million. Notional amounts in the respective currencies are deemed to be exchanged at the beginning and end of the swap period. The swap's maturity date is July 26, 2029. Interest settlements under the CCS occur semi-annually in January and July of each year, that commenced on January 26, 2025, and end on July 26, 2029. The fair value liability of this CCS as of June 30, 2026 was $24 million.

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

Earnout Shares
The Company has issued and outstanding earnout shares which are accounted for as derivative instruments (see note 10 – Earnout Shares).
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, on a gross basis, under ASC 815:

(in $ millions)	Balance sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	Other non-current liabilities	(7)	(24)
Cross currency interest rate swaps	Other non-current liabilities	(24)	(30)
Derivatives not designated as hedging instruments
Earnout shares	Earnout derivative liabilities	—	(37)

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the impact of changes in fair values of derivatives on other comprehensive income (loss) and on net income:

	Amount of gain/(loss) recognized in other comprehensive income (loss)				Statement of operations location	Amount of gain/(loss) recognized in statements of operations
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025		2026	2025	2026	2025
Derivatives designated as hedging instruments
Interest rate swaps	$9	$(7)	$17	$(22)	NA	—	—	—	—
Interest rate swaps re-classed to consolidated statements of operations	(1)	(1)	(2)	(5)	Interest expense	$1	$1	$2	$5
Cross currency interest rate swap	(2)	(26)	6	(33)	NA	—	—	—	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts		—		—	Other income (loss), net	—	18	—	27
Earnout Shares		—		—	Fair value movement on earnout derivative liabilities	6	32	37	106
						$7	$51	$39	$138
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
As of June 30, 2026, the Company’s financial assets and liabilities recorded at fair value on a recurring basis consist of its derivative instruments — interest rate swaps, cross currency interest rate swaps and non-employee earnout shares.
The fair value of the Company’s interest rate swaps has been primarily calculated by using a discounted cash flow analysis by taking the present value of the fixed and floating rate cash flows utilizing the appropriate forward SOFR curves and the counterparty’s credit risk, which was determined to be not material. The fair value of the Company’s cross currency interest rate swaps has been calculated by using discounted cash flows of the contracts using market observable inputs including currency spot and forward rates of the underlying currencies. The fair value of non-employee earnout shares is determined using probability-weighted Monte Carlo valuation method to reflect appropriate market conditions and fair value measurement.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Presented below is a summary of the gross carrying value and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

		Asset/ (Liability)
(in $ millions)	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Interest rate swap liability	Level 2	$(7)	$(24)
Cross currency interest rate swap liability	Level 2	(24)	(30)
Non-employee earnout shares	Level 3	—	(37)
Inherent in the Monte Carlo valuation method, used to value earnout shares, are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of the earnout shares based on weighted average of its own share price volatility that matches the expected remaining life of the earnout shares. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the earnout shares. The expected life of the earnout shares was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero. To determine the fair value of earnout shares as of June 30, 2026, the Company also considered the probable outcomes a market participant would consider for the Merger transaction and that has been factored into the Company's share price as of June 30, 2026.
The following table presents the assumptions used for the measurement of the fair value of outstanding earnout shares liabilities:

	June 30, 2026	December 31, 2025
Stock price ($)	$5.93 - $12.00	$7.65
Risk-free interest rate	3.98%	3.48%
Volatility	41.4%	38.0%
Expected term (years)	0.9	1.4
Expected dividends	0.0%	0.0%

Fair value ($) (per earnout share – Tranche 1)	$0.01	$2.12
Fair value ($) (per earnout share – Tranche 2)	$—	$1.07
The following table presents changes in Level 3 financial liabilities measured at fair value during the six months ended June 30, 2026:

(in $ millions)	Earnout Shares (Amount)
Balance as of December 31, 2025	$37
Change in fair value	(37)
Balance as of June 30, 2026	$—
The Company does not measure its debt at fair value in its consolidated balance sheets. The fair value of the Company’s long-term debt is determined based on quoted prices in inactive markets for identical debt instruments, or for similar debt instruments, when traded as assets.

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair values of the Company’s outstanding senior secured term loans are as follows:

		June 30, 2026		December 31, 2025
(in $ millions)	Fair Value Hierarchy	Carrying amount(1)	Fair value	Carrying amount (1)	Fair value
Senior secured term loans - amended and restated	Level 2	$1,462	$1,477	$1,367	$1,391
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
Commercial Agreements
The Company has various commercial agreements with affiliates of American Express International, Inc. ("American Express"). In respect of such agreements, the table below sets out revenue accrued and expenses incurred by the Company during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)	2026	2025	2026	2025
Revenue	2	$1	$5	$3
(Expenses)	(14)	(10)	(27)	(20)
The table below sets out amount receivable and payable to affiliates of American Express (including amounts collected by the Company on behalf of affiliates of American Express against certain receivables), as of June 30, 2026 and December 31, 2025:

	As of June 30,	As of December 31,
(in $ millions)	2026	2025
Receivable from affiliates of American Express	3	$3
(Payable) to affiliates of American Express	(36)	(25)

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

•an operating agreement in 2024, whereby the affiliate of Expedia would continue to provide certain operational services in support of the Egencia business for up to eighteen months (agreement expired in 2025); and

•a services agreement in 2023, whereby the affiliate of Expedia would provide artificial intelligence-based, fraud prevention services involving ancillary license of software to GBT UK and its affiliates in support of the Egencia business for up to three years.

The table below set out revenue accrued and expenses incurred by the Company during the three and six months ended June 30, 2026 and 2025, in respect of these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)	2026	2025	2026	2025
Revenue	$60	$50	$113	$90
(Expenses) / Reversals	(1)	1	(1)	(1)

The table below sets out amount receivable from affiliates of Expedia as of June 30, 2026 and December 31, 2025. There was no payable to affiliates of Expedia as of June 30, 2026 and December 31, 2025:

	As of June 30,	As of December 31,
(in $ millions)	2026	2025
Receivable from affiliates of Expedia	63	$48

During the three months ended March 31, 2025, the Company paid $3 million as the full and final amount towards an accrued balance of $7 million, payable to Expedia, for a loss contingency and released the $4 million liability which is included in the Company's consolidated statements of operations.
(17) Segment Information
The Company's reportable segments are determined based upon its internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information utilized on a regular basis by the CODM to assess financial performance and to allocate resources; and overall materiality considerations. All significant operating decisions are based on analysis of the Company as a single global business. As of June 30, 2026, the Company has determined it has one operating and reporting segment.
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

GLOBAL BUSINESS TRAVEL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Revenue	$870	$631	$1,710	$1,252
Less: (a)
Adjusted cost of revenue (b)	355	241	704	470
Adjusted sales and marketing (b)	120	106	240	201
Adjusted technology and content (b)	155	115	306	226
Adjusted general and administrative (c)	66	38	137	83
Total adjusted cost and expenses	696	500	1,387	980

Share of income from equity-method investments	4	2	5	2

Less: other segment items
Interest income	1	2	2	4
Interest expense	(25)	(23)	(52)	(47)
Loss on early extinguishment of debt	—	—	—	(2)
Depreciation and amortization	(56)	(43)	(116)	(83)
Other, net (d)	(81)	(54)	(91)	(56)
Net income	$17	15	$71	90
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
•risks related to the business of CWT or unexpected liabilities that may arise in connection with the integration of CWT into our business;

•the outcome of any legal proceedings that may be instituted against the Company in connection with the merger with CWT or the proposed Merger;
•the ability to complete the proposed Merger on the anticipated terms and timing, or at all, including obtaining required regulatory approvals and the satisfaction of other conditions to the completion of the proposed Merger;
•the ability to achieve the cost reductions contemplated by our business strategy after the completion of the Merger;
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
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the proposed Merger; and
•other factors detailed under the heading “Risk Factors” in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 ("Annual Report on Form 10-K") and our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 filed with the SEC on May 11, 2026 ("First Quarter Report on Form 10-Q"); and
•those risks and uncertainties that are described in the definitive proxy statement that was filed with the SEC on July 6, 2026 in connection with the Merger.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other forward-looking statements. The forward-looking statements relate to events only as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

At the effective time of the Merger, each issued and outstanding share of our Class A common stock (other than certain excluded shares and shares held by stockholders who properly exercise appraisal rights) will be cancelled and converted into the right to receive $9.50 per share in cash, without interest thereon. In addition, at or immediately prior to the effective time, our outstanding equity awards, including stock options and restricted stock units, will be cancelled and converted into the right to receive cash payments based on the Merger consideration, subject to the terms of the Merger Agreement. See Note 1 - Business Description and Basis of Presentation in Item 1 of this Form 10-Q for further details regarding the proposed Merger.

On August 3, 2026, the Company's shareholders approved the Merger. The Merger is expected to close in the second half of 2026.
Key Factors Affecting Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Impact of Acquisition

From time-to-time we pursue accretive acquisitions and have realized substantial growth through our acquisition strategy. In September 2025, we completed the acquisition of CWT and in December 2025, we obtained control over UVET Viaggi Turismo S.p.A. ("Uvet GBT") through our majority representation on the board of directors of Uvet GBT. We consolidate the results of CWT and Uvet GBT since their respective dates of acquisition.

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

	Three months ended June 30,		Change increase/(decrease)		Six months ended June 30,		Change increase/(decrease)
(in $ millions, except percentages)	2026	2025		%	2026	2025		%
Key Operating Metrics
TTV	$12,528	$7,982	$4,546	57%	$25,635	$16,496	$9,139	55%
Transaction Growth	45%	—%	n/m	n/m	43%	1%	n/m	n/m
Key Financial Metrics
Revenue	870	631	239	38%	1,710	1,252	458	37%
Total operating expense	846	597	249	42%	1,683	1,163	520	45%
Gross Profit	494	371	123	33%	965	745	220	30%
Gross Profit Margin	57%	59%	(200)bps	(3)%	56%	59%	(300)bps	(5)%
Operating income	24	34	(10)	(29)%	27	89	(62)	(69)%
Net income	17	15	2	14%	71	90	(19)	(21)%
Net income margin	2%	2%	(40)bps	(17)%	4%	7%	(300)bps	n/m
Net cash from operating activities	142	57	85	153%	127	110	17	16%
Adjusted Gross Profit	514	389	125	32%	1,004	779	225	29%
Adjusted Gross Profit margin	59%	62%	(250)bps	(4)%	59%	62%	(350)bps	(6)%
EBITDA	99	100	(1)	(1)%	197	260	(63)	(24)%
Adjusted EBITDA	178	133	45	34%	328	274	54	20%
Adjusted EBITDA margin	21%	21%	(60)bps	(3)%	19%	22%	(270)bps	(12)%
Adjusted Operating Expenses	696	500	196	39%	1,387	980	407	41%
Free Cash Flow	103	27	76	281%	51	53	(2)	(4)%

	As of June 30,	As of December 31,
	2026	2025
Net Debt	$994	$984
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

For the three months ended June 30, 2026, TTV increased by $4,546 million, or 57% , to $12,528 million compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, TTV increased by $9,139 million or 55%, to $25,635 million compared to the six months ended June 30, 2025. The increase in TTV during both three months and six months ended June 30, 2025, was primarily due to consolidation of businesses acquired in prior year that contributed 43% and 41%, respectively, of this growth for the three months and six months period ended June 30, 2026. The remaining increase in TTV during both the three and six months ended June 30, 2026 was due to Transaction Growth, an increase in both average air transaction price and average hotel stay price and a favorable impact from foreign currency exchange rates.
Transaction Growth (Decline)
Transaction Growth (Decline) represents year-over-year increase or decrease as a percentage of the total transactions, including air, hotel, car rental, rail or other travel-related transactions, recorded at the time of booking, and is calculated on a net basis to exclude cancellations, refunds and exchanges. To calculate year-over-year growth or decline, we compare the total number of net transactions in the comparative previous period/year to the total number of net transactions in the current period/year in percentage terms.

Transaction Growth was 45% for the three months ended June 30, 2026 and was 43% for the six months ended June 30, 2026, due to consolidation of businesses acquired in prior year that contributed 41% and 39%, respectively, of this growth. The remaining Transaction Growth during both the three and six months ended June 30, 2026 was primarily due to share gains and increased demand for business travel from our clients.

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

Set forth below is a reconciliation of Adjusted Gross Profit to Gross Profit.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Revenue	$870	$631	$1,710	$1,252
Cost of revenue (excluding depreciation and amortization)	356	242	706	473
Adjusted Gross Profit	514	389	1,004	779
Depreciation and amortization related to cost of revenue	20	18	39	34
Gross Profit	494	371	965	745
Gross Profit Margin	57%	59%	56%	59%
Adjusted Gross Profit Margin	59%	62%	59%	62%
Set forth below is a reconciliation of net income to EBITDA and Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Net income	$17	$15	$71	$90
Interest income	(1)	(2)	(2)	(4)
Interest expense	25	23	52	47
Loss on early extinguishment of debt	—	—	—	2
Provision for (benefit from) income taxes	2	21	(40)	42
Depreciation and amortization	56	43	116	83
EBITDA	99	100	197	260
Restructuring, exit and related charges (a)	45	13	94	17
Integration costs (b)	17	3	26	8
Mergers and acquisitions costs (c)	12	18	15	24
Equity-based compensation and related employer taxes (d)	20	20	45	51
Fair value movement on earnout derivative liabilities (e)	(6)	(32)	(37)	(106)
Other adjustments, net (f)	(9)	11	(12)	20
Adjusted EBITDA	$178	$133	$328	$274
Net income Margin	2%	2%	4%	7%
Adjusted EBITDA Margin	21%	21%	19%	22%
Set forth below is a reconciliation of total operating expenses to Adjusted Operating Expenses:

	Three months ended June 30,		Six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Total operating expenses	$846	$597	$1,683	$1,163
Adjustments:
Depreciation and amortization	(56)	(43)	(116)	(83)
Restructuring, exit and related charges (a)	(45)	(13)	(94)	(17)
Integration costs (b)	(17)	(3)	(26)	(8)
Mergers and acquisitions costs (c)	(12)	(18)	(15)	(24)
Equity-based compensation and related employer taxes (d)	(20)	(20)	(45)	(51)
Adjusted Operating Expenses	$696	$500	$1,387	$980
_____________________________________________________________

(a)Includes (i) employee severance costs of $38 million and $11 million for the three months ended June 30, 2026 and 2025, respectively, and $78 million and $15 million for the six months ended June 30, 2026 and 2025, respectively, (ii) accelerated amortization of operating lease ROU assets of $4 million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $9 million and $1 million for the six months ended June 30, 2026 and 2025, respectively, and (iii) contract costs related to facility abandonment of $3 million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $7 million and $1 million for the six months ended June 30, 2026 and 2025, respectively.
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
(f)Adjusted Operating Expenses excludes (i) long-term incentive plan expense of $1 million for the six months ended June 30, 2025, and (ii) legal and professional services (reversals) of $(1) million for the six months ended 2025. Adjusted EBITDA additionally excludes (i) unrealized foreign exchange gain (loss) of $9 million and $(10) million for the three months ended June 30, 2026 and 2025, respectively, and $14 million and $(17) million for the six months ended June 30, 2026 and 2025, respectively, and (ii) non-service component of our net periodic pension cost related to our defined benefit pension plans of $0 and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $2 million and $3 million for the six months ended June 30, 2026 and 2025, respectively.
For a discussion of Free Cash Flow and Net Debt, see “Liquidity and Capital Resources — Free Cash Flow” and “Liquidity and Capital Resources — Net Debt.”
Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following is a discussion of our results of the consolidated statements of operations for the three months ended June 30, 2026 and 2025:
Revenue

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Travel revenue	$700	$507	$193	38%
Product and professional services revenue	170	124	46	38%
Total revenue	$870	$631	$239	38%

For the three months ended June 30, 2026, our total revenue increased by $239 million, or 38%, due to an increase in both Travel Revenue and Product and Professional Services Revenue. The increase in total revenue was driven by $175 million of incremental revenue resulting from consolidation of businesses acquired in prior year and a $64 million increase from Transaction Growth and an increase in TTV. The increase in revenue includes $4 million of favorable foreign exchange impact.

Travel Revenue increased by $193 million, or 38%, due to $137 million of incremental revenue resulting from consolidation of businesses acquired in the prior year and $56 million due to Transaction Growth and an increase in TTV. The increase in Travel Revenue includes $3 million of favorable foreign exchange impact.

Product and professional services revenue increased $46 million, or 38%, due to $38 million of incremental revenue resulting from consolidation of businesses acquired in the prior year, a $6 million increase in other professional services revenue and a $2 million increase in management fees. The increase in Product and professional services revenue includes $1 million of favorable foreign exchange impact.

Cost of Revenue (Excluding Depreciation and Amortization)

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Cost of revenue (excluding depreciation and amortization)	$356	$242	$114	47%

For the three months ended June 30, 2026, cost of revenue (excluding depreciation and amortization) increased by $114 million, or 47%, primarily due to (i) $98 million of incremental expenses resulting from consolidation of businesses acquired in the prior year, (ii) a $15 million increase to support volume growth and (iii) a $10 million increase related to higher employee headcount and merit increases, partially offset by (iv) $7 million of productivity improvements primarily driven by automation and cost savings initiatives. The increase in cost of revenue expenses (excluding depreciation and amortization) includes $3 million of unfavorable foreign exchange impact.
Sales and Marketing

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Sales and marketing	$123	$111	$12	10%

For the three months ended June 30, 2026, sales and marketing expenses increased by $12 million, or 10%, primarily due to (i) $13 million of incremental expenses resulting from consolidation of businesses acquired in the prior year, (ii) a $2 million increase to support volume growth and growth plans in SME client base and (iii) a $2 million increase in employee incentives, partially offset by (iv) a reduction in expenses of $4 million due to cost savings initiatives. The increase in sales and marketing expenses includes $1 million of unfavorable foreign exchange impact.
Technology and Content

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Technology and content	$160	$120	$40	33%

For the three months ended June 30, 2026, technology and content costs increased by $40 million, or 33%, primarily due to (i) $36 million of incremental expenses resulting from consolidation of businesses acquired in the prior year, (ii) a $4 million increase in expenses to support our investments in strategic plans, (iii) a $2 million increase mainly due to product services vendor spend, partially offset by (iv) $4 million of cost saving initiatives.
General and Administrative

	Three months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
General and administrative	$110	$69	$41	60%

For the three months ended June 30, 2026, general and administrative expenses increased by $41 million, or 60%, primarily due to (i) an $18 million increase in head office costs, including $7 million of employee incentives, (ii) incremental expenses of $17 million resulting from consolidation of businesses acquired in the prior year and (iii) a $14 million increase in integration costs, partially offset by (iv) a $6 million decrease in mergers and acquisitions costs and (v) a reduction in expenses of $3 million due to cost savings initiatives.

Restructuring and Other Exit Charges
For the three months ended June 30, 2026, restructuring charges of $41 million related primarily to restructuring actions initiated by us following an evaluation of the combined business after completion of prior year acquisitions and other employee severance costs due to reduction in workforce to improve operational efficiencies (see note 6 - Restructuring, Exit and Related Charges to our consolidated financial statements included elsewhere in this Form 10-Q).
Depreciation and Amortization
For the three months ended June 30, 2026, depreciation and amortization increased by $13 million, or 33%, primarily due to incremental depreciation resulting from consolidation of businesses acquired in the prior year and an increase in amortization of capitalized software.
Interest Expense

For the three months ended June 30, 2026, interest expense increased by $2 million, or 6%, primarily due to dividends declared to mandatorily redeemable non-controlling interests in subsidiary, which were classified as interest expense.
Fair Value Movement on Earnout Derivative Liabilities
During the three months ended June 30, 2026, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $6 million to our consolidated statements of operations compared to a credit of $32 million during the three months ended June 30, 2025. To determine the fair value of earnout shares as of June 30, 2026, we considered the probable outcomes a market participant would consider for the Merger transaction that is reflected in our share price as of June 30, 2026. Consequently, we changed our valuation approach to a probability-weighted Monte Carlo simulation method to better reflect the new market participant assumptions under ASC 820. This methodology confirmed that the earnout shares would likely expire worthless, resulting in the reduction of the corresponding liability.
Other Income (Loss), Net
For the three months ended June 30, 2026, other income (loss), net, increased by $20 million primarily due to favorable foreign exchange movements.
(Provision for) Benefit from Income Taxes

For the three months ended June 30, 2026 and 2025, we had income tax expense of $2 million and $21 million, respectively, and our effective tax rate was 11.2% and 64.9%, respectively. Our effective tax rate for the three months ended June 30, 2026 was different than the U.S. federal statutory corporate income tax rate of 21% due to the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value movement in the earnout shares derivative liability. For the three months ended June 30, 2025, our effective tax rate was higher than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets and the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period. Additionally, these items have a greater impact on the effective tax rate for the period due to the low pre-tax net income.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following is a discussion of our results of the consolidated statements of operations for the six months ended June 30, 2026 and 2025:
Revenue

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Travel revenue	$1,365	$1,006	$359	36%
Product and professional services revenue	$345	246	99	41%
Total revenue	$1,710	$1,252	$458	37%

For the six months ended June 30, 2026, our total revenue increased by $458 million, or 37%, due to an increase in both Travel Revenue and Product and Professional Services Revenue. The increase in total revenue was driven by $349 million of incremental revenue resulting from consolidation of businesses acquired in prior year and $109 million from Transaction Growth and an increase in TTV. The increase in revenue includes $25 million of favorable foreign exchange impact.

Travel Revenue increased by $359 million, or 36%, due to $269 million of incremental revenue resulting from consolidation of businesses acquired in prior year and $90 million due to Transaction Growth and an increase in TTV growth. The increase in Travel revenue includes $18 million of favorable foreign exchange impact.
Product and Professional Services Revenue increased by $99 million, or 41%, due to $80 million of incremental revenue resulting from consolidation of businesses acquired in prior year, a $15 million increase in other professional services and a $4 million increase in management fees. The increase in Product and professional services revenue includes $7 million of favorable foreign exchange impact.
Cost of Revenue (Excluding Depreciation and Amortization)

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Cost of revenue (excluding depreciation and amortization)	$706	$473	$233	49%
For the six months ended June 30, 2026, cost of revenue (excluding depreciation and amortization) increased by $233 million, or 49%, due to (i) $194 million of incremental expenses resulting from consolidation of businesses acquired in the prior year, (ii) a $30 million increase related to higher employee headcount and merit increases, (iii) a $25 million increase to support volume growth, partially offset by (iv) $16 million of productivity improvements primarily driven by automation and cost savings initiatives. The increase in cost of revenue expenses (excluding depreciation and amortization) includes $16 million of unfavorable foreign exchange impact.
Sales and Marketing

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Sales and marketing	$249	$214	$35	16%

For the six months ended June 30, 2026, sales and marketing expenses increased by $35 million, or 16%, primarily due to (i) $32 million of incremental expenses resulting from consolidation of businesses acquired in the prior year, (ii) a $5 million increase to support volume growth and growth plans in SME client base and (iii) a $3 million increase in employee incentives, partially offset by (iv) a reduction in expenses of $8 million due to cost savings initiatives. The increase in sales and marketing expenses includes $5 million of unfavorable foreign exchange impact.
Technology and Content

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
Technology and content	$319	$240	$79	33%

For the six months ended June 30, 2026, technology and content costs increased by $79 million, or 33%, primarily due to (i) $69 million of incremental expenses resulting from consolidation of businesses acquired in the prior year, (ii) a $9 million increase in expenses to support our investments in strategic plans, (iii) a $2 million increase mainly due to product services vendor spend and (iv) a $2 million increase related to merit, partially offset by (v) a reduction in expenses of $4 million due to cost savings initiatives. The increase in technology and content expenses includes $3 million of unfavorable foreign exchange impact.

General and Administrative

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$	%
General and administrative	$208	$137	$71	52%

For the six months ended June 30, 2026, general and administrative expenses increased by $71 million, or 52%, primarily due to (i) incremental expenses of $41 million resulting from consolidation of businesses acquired in the prior year, (ii) a $26 million increase in head office costs including $9 million of employee incentives and (iii) an $18 million increase in integration costs, partially offset by (iv) a $9 million decrease in mergers and acquisitions costs and (v) a reduction in expenses of $8 million due to cost savings initiatives. The increase in general and administrative expenses includes $1 million of unfavorable foreign exchange impact.
Restructuring and Other Exit Charges
For the six months ended June 30, 2026, restructuring charges of $85 million primarily related to restructuring actions initiated by us following an evaluation of the combined business after completion of prior year acquisitions and other employee severance costs due to reduction in workforce to improve operational efficiencies (see note 6 - Restructuring, Exit and Related Charges).
Depreciation and Amortization
For the six months ended June 30, 2026, depreciation and amortization increased $33 million, or 40%, primarily due to incremental depreciation resulting from consolidation of businesses acquired in the prior year and an increase in amortization of capitalized software.
Interest Expense
For the six months ended June 30, 2026, interest expense increased by $5 million, or 7%, primarily due to debt repricing costs in January 2026 expensed to consolidated statements of operations as the transaction was generally considered modification of debt and dividends declared to mandatorily redeemable non-controlling interest in subsidiaries, which were classified as interest expense.
Loss on Early Extinguishment of Debt
During the six months ended June 30, 2025, we recognized a loss on early extinguishment of debt of $2 million arising from repricing of term loans under our senior secured credit agreement in February 2025.
Fair Value Movements on Earnout Derivative Liabilities
During the six months ended June 30, 2026, the fair value movement of our derivative liabilities related to our earnout shares resulted in a credit of $37 million to our consolidated statements of operations compared to a credit of $106 million during the six months ended June 30, 2025. To determine the fair value of earnout shares as of June 30, 2026, we considered the probable outcomes a market participant would consider for the Merger transaction that is reflected in our share price as of June 30, 2026. Consequently, we changed our valuation approach to a probability-weighted Monte Carlo simulation method to better reflect the new market participant assumptions under ASC 820. This methodology confirmed that the earnout shares would likely expire worthless, resulting in the reduction of the corresponding liability.
Other Income (Loss), Net
For the six months ended June 30, 2026, other income (loss), net, increased by $32 million primarily due to favorable foreign exchange movements.
(Provision for) Benefit from Income Taxes

For the six months ended June 30, 2026 and 2025, we had income tax benefit (expense) of $40 million and $(42) million, respectively, and our effective tax rate was 155.4% and (32.8%), respectively. Our effective tax rate for the six months ended June 30, 2026 was significantly different than the U.S. federal statutory corporate income tax rate of 21% due to a $32 million valuation allowance release in Germany and the non-taxable gain on the fair value movement on the earnout shares derivative liability, partially offset by the tax impact of non-deductible expenses. The impact of these items had a greater impact on the effective tax rate due to low pre-tax income. For the six months ended June 30, 2025, our effective tax rate was higher than the U.S. federal statutory corporate income tax rate of 21% due to changes to the valuation allowance for deferred tax assets and the tax impact of non-deductible expenses, partially offset by the non-taxable gain on the fair value change in the earnout shares derivative liability during the period.
Liquidity and Capital Resources
We maintain a level of liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure with an intention to maintain our financial condition and flexibility for future strategic initiatives. Our principal sources of liquidity are typically cash flows generated from operations, cash available under the credit facilities as well as cash and cash equivalent balances on hand. As of June 30, 2026 and December 31, 2025, our cash and cash equivalent balances were $518 million and $434 million, respectively. During the six months ended June 30, 2026 and 2025, our net cash from operating activities was $127 million and $110 million, respectively, and our Free Cash Flow was $51 million and $53 million, respectively (See “— Free Cash Flow” for additional information about this non-GAAP measure and a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP). As of June 30, 2026, our Revolving Credit Facility of $360 million under the Amended Credit Agreement remained fully undrawn; however, our full utilization of the $360 million of available commitments thereunder may be effectively limited with the leverage-based financial covenant requirements.
Cash balances in certain foreign countries may have repatriation restrictions or limitations that could impact liquidity and cash transfers between entities. As of June 30, 2026, $386 million of our cash and cash equivalents is located outside the U.S., primarily used for local business operations, with some jurisdictions having limitations on cash movement. Despite these limitations or restrictions, we do not expect them to materially affect overall liquidity or financial operations.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025	$
Net cash from operating activities	$127	$110	$17
Net cash used in investing activities	(66)	(30)	(36)
Net cash from (used in) financing activities	20	(48)	68
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	25	(33)
Net increase in cash, cash equivalents and restricted cash	$73	$57	$16
Cash Flows for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
As of June 30, 2026, we had $552 million of cash, cash equivalents and restricted cash, an increase of $73 million compared to December 31, 2025. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Operating Activities
During the six months ended June 30, 2026, net cash from operating activities increased by $17 million primarily due to (i) $29 million of cash inflows primarily resulting from movement in working capital, (ii) $21 million of cash inflows from net income before considering non-cash items partially offset by (iii) loss of benefit of $31 million of cash inflows during the six months ended June 30, 2025 that resulted from termination of interest rate swap contracts.
Investing Activities

During the six months ended June 30, 2026, cash used in investing activities increased by $36 million primarily due to (i) a $19 million increase in cash outflows related to purchase of property and equipment and (ii) $27 million of proceeds received from foreign exchange contract derivatives that economically hedged certain foreign currency intercompany balances in 2025, partially offset by (iii) $10 million of cash received on finalization of working capital adjustments and settlement of amount in escrow account related to the CWT acquisition.
Financing Activities
During the six months ended June 30, 2026, net cash from (used in) financing activities increased by $68 million primarily due to (i) a $99 million increase in net proceeds from term loans under the Amended Credit Agreement and (ii) a $13 million decrease in cash paid for income taxes withheld upon vesting of equity awards, partially offset by (iii) a $46 million increase in cash paid for repurchase of our common shares.
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
Set forth below is a reconciliation of net cash from operating activities to Free Cash Flow.

	Six months ended June 30,		Change increase/(decrease)
(in $ millions)	2026	2025
Net cash from operating activities	$127	$110	$17
Less: Purchase of property and equipment	(76)	(57)	(19)
Free Cash Flow	$51	$53	$(2)
During the six months ended June 30, 2026, our Free Cash Flow decreased by $2 million due to a $19 million increase in cash outflows related to purchases of property and equipment offset by a $17 million increase in net cash from operating activities as discussed above.
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
The following table summarizes our Net Debt position as of June 30, 2026 and December 31, 2025:

(in $ millions)	June 30, 2026	December 31, 2025
Current portion of long-term debt	$61	$58
Long-term debt, net of unamortized debt discount and debt issuance costs	1,451	1,360
Total debt, net of unamortized debt discount and debt issuance costs	1,512	1,418
Less: Cash and cash equivalents	(518)	(434)
Net Debt	$994	$984
As of June 30, 2026, our Net Debt is higher by $10 million compared to Net Debt as of December 31, 2025, due to $94 million of net increase in long-term debt resulting from additional $100 million of principal amount of term loans borrowed in January 2026 (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q), partially offset by $84 million of increase in cash and cash equivalents balance.
Debt Covenants
The Amended Credit Agreement contains customary restrictive financial and operating covenants (see note 7 - Long-term Debt to our consolidated financial statements included elsewhere in this Form 10-Q).
As of June 30, 2026, we were in compliance with all applicable covenants under the Amended Credit Agreement.
Debt Ratings

There has been no change to our credit ratings during the six months ended June 30, 2026.

Share Repurchase Program
On May 2, 2026, our share repurchase program was terminated, in accordance with its terms, in connection with the Company's entry into the Merger Agreement and, accordingly, there was no amount available for future purchases under the program as of June 30, 2026. Prior to the termination, during the six months ended June 30, 2026, we repurchased approximately 7 million shares of our Class A common stock for $47 million under the share repurchase program (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for further details).

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
For the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates presented in our Annual Report on Form 10-K. For additional information about our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates in our Annual Report on Form 10-K.
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
There were no material changes in either our market risks or our mitigating strategies during the six months ended June 30, 2026 from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, management has concluded that as of such date our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors

For the six months ended June 30, 2026, there were no material changes to the risk factors that were presented in our Annual Report on Form 10-K under Part I, Item IA. Risk Factors and our First Quarter Report on Form 10-Q under Part II, Item 1A. Risk Factors. For further discussion on our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section titled Risk Factors in our Annual Report on Form 10-K and our First Quarter Report on Form 10-Q. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of our Class A common stock repurchased by us during the quarter ended June 30, 2026, presented by month:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2026 – April 30, 2026	1,491,572	$5.76	1,491,572	$480,822,043
May 1, 2026 – May 31, 2026	69,740	$5.92	69,740	$480,409,008
June 1, 2026 – June 30, 2026	—	—	—	—
Total	1,561,312		1,561,312
(1) On November 5, 2024, we announced that our Board of Directors authorized a share repurchase program under which our management was authorized to repurchase shares of our Class A common stock through December 31, 2027 in an amount not to exceed $300 million. On February 17, 2026, we announced that our Board of Directors authorized an increase of this amount to $600 million. The share repurchase program could be suspended, modified or discontinued at any time, and did not obligate us to repurchase any amount of our Class A common stock under the program.
(2) On May 2, 2026, the share repurchase program was terminated, in accordance with its terms, in connection with our entry into the Merger Agreement. As a result, we do not expect to make any additional repurchases under the program, and no amount remained available for future repurchases under the program as of June 30, 2026.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

Exhibit Number	Description

2.1#
Agreement and Plan of Merger, dated as of May 2, 2026, by and among Global Business Travel Group, Inc., Gaia Purchaser, Inc. and Gaia Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026)

10.1
Form of Voting Agreement by and among Gaia Purchaser, Inc., Gaia Merger Sub, Inc., Global Business Travel Group, Inc. and certain stockholders of Global Business Travel Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026)

10.2#
Severance Protection Agreement, dated November 29, 2021, by and between GBT US LLC and John David Thompson (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on May 12, 2026).

10.3#
Executive Release of Claims, dated as of May 7, 2026, by and between GBT US LLC and John David Thompson (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on May 12, 2026.)

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

Global Business Travel Group, Inc.

Date: August 4, 2026	By:	/s/ Paul Abbott
Paul Abbott
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Karen Williams
Karen Williams
Chief Financial Officer (Principal Financial Officer)